Form 10QSB
period 1995-09-30
PIONEER RAILCORP
filed 1995-11-13
CIK 796374

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                     For Quarter Ended: September 30, 1995
                       Commission File Number: 33-6658-C


                                PIONEER RAILCORP
             (Exact name of registrant as specified in its charter)


                   Iowa                                      37-1191206
(State or other jurisdiction of Incorporation              (IRS Employer
             or organization)                                ID number)


             1318 S. Johanson Road
               Peoria, Illinois                           61607
     (address of principal executive offices)           (Zip code)


                                 (309) 697-1400
              (Registrant's telephone number, including area code)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                              Yes: _X_    No: ___


                                   4,256,084
               (Number of shares of $.001 par value common stock
                     Outstanding as of September 30, 1995)


     PART I. FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

                       PIONEER RAILCORP AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                   UNAUDITED

                                                  THREE MONTHS                NINE MONTHS
                                                ENDED SEPTEMBER 30         ENDED SEPTEMBER 30
                                                1995          1994         1995          1994
     OPERATING REVENUE                        $2,090,160   $1,623,057    $6,205,690   $4,741,434

     OPERATING EXPENSES
        Maintenance of Ways                      230,616      164,845       645,904      446,969
        Maintenance of Equipment                 227,961      186,291       766,029      506,848
        Transportation Expenses                  426,600      362,867     1,291,603    1,033,967
        Administrative Expenses                  587,161      408,385     1,556,113    1,202,919
        Depreciation and Amortization            228,967      151,813       656,050      433,613

     TOTAL OPERATING EXPENSES                  1,701,305    1,274,201     4,915,699    3,624,316

     OPERATING INCOME                            388,855      348,856     1,289,991    1,117,118

     OTHER INCOME & EXPENSE
        Other (Income) Expense                   (31,530)      23,652      (177,093)     (28,089)
        Interest Expense, Equipment              136,206       66,719       332,143      187,099
        Interest Expense, Other                   65,520       53,712       228,917      159,505
        Net (Gain) Loss on Fixed Assets                0       (3,797)      (36,924)      (3,947)

     TOTAL OTHER INCOME & EXPENSE                170,196      140,286       347,043      314,568

     NET INCOME BEFORE INCOME TAXES              218,659      208,570       942,948      802,550

     PROVISION FOR INCOME TAXES                   83,550       77,400       378,150      303,403

     INCOME BEFORE MINORITY INTEREST IN
        PREFERRED STOCK DIVIDENDS OF
        CONSOLIDATED SUBSIDIARIES               $135,109     $131,170      $564,798     $499,147

     MINORITY INTEREST IN PREFERRED STOCK
         DIVIDENDS OF CONSOLIDATED
         SUBSIDIARIES                            $31,308      $31,308      $ 93,923     $ 93,923

     NET INCOME AVAILABLE TO
         COMMON STOCKHOLDERS                    $103,802      $99,862      $470,875     $405,224


     PRIMARY AND FULLY DILUTED EPS                 $0.02        $0.02         $0.09        $0.11

     PRO FORMA EPS (NOTE 5)                         0.02         0.02          0.09         0.09

     WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES AND EQUIVALENTS OUTSTANDING 8,396,883    4,083,084     8,396,883    3,750,458



                       PIONEER RAILCORP AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1995 AND DECEMBER 31, 1994


                                   UNAUDITED

                                                        SEPTEMBER 30            DECEMBER 31
                                                            1995                   1994

CURRENT ASSETS
   Cash                                                    $365,731               $179,415
   Accounts Receivable, less allowance
     for doubtful accounts (1995 $20,590; 1994 $14,000)   1,203,724                934,574
   Material & Supply Inventory                              306,901                211,887
   Prepaid Expenses                                         133,363                121,464
   Deferred Taxes                                            16,850                 16,850

        TOTAL CURRENT ASSETS                              2,026,568              1,464,190

PROPERTY AND EQUIPMENT
   Land                                                     183,100                183,100
   Railroad Facilities                                    4,257,629              4,175,011
   Locomotives & Transportation Equipment                 1,592,156              1,481,464
   Leasehold Improvements                                    14,614                 75,008
   Buildings                                                660,620                650,585
   Machinery and Equipment                                  692,647                612,059
   Office Equipment and Computers                           293,573                253,808
   Railcars                                               5,177,028              3,905,575
   Capital Projects in Progress                             325,636                117,249
     Less accumulated depreciation                       (1,755,970)            (1,225,488)

        TOTAL PROPERTY AND EQUIPMENT                     11,441,033             10,228,373

Intangible Assets, less accumulated amortization            643,461                604,280
  1995 $89,363; 1994 $57,945
Other Assets                                                 34,757                      0

TOTAL ASSETS                                            $14,145,820            $12,296,843


                       PIONEER RAILCORP AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1995 AND DECEMBER 31, 1994


                                   UNAUDITED
CURRENT LIABILITIES
   Accounts Payable                                        $817,946               $925,380
   Notes Payable                                            511,716                154,160
   Income Taxes Payable                                      70,380                 83,129
   Current Portion of Long Term-Debt                      1,005,798                895,482
   Accrued Liabilities                                      358,954                261,891

        TOTAL CURRENT LIABILITIES                         2,764,794              2,320,042

Long-Term Debt                                            7,085,771              6,470,710
Deferred Income Taxes                                       652,850                490,850

        TOTAL LIABILITIES & DEBT                         10,503,415              9,281,602

MINORITY INTEREST IN SUBSIDIARIES                         1,199,000              1,209,000

STOCKHOLDERS' EQUITY
   Common Stock                                               2,157                  2,098
   Additional Paid-In Capital                             1,281,944              1,129,725
   Retained Earnings                                      1,159,303                674,418

        TOTAL STOCKHOLDERS' EQUITY                        2,443,405              1,806,241


TOTAL LIABILITIES AND EQUITY                            $14,145,820            $12,296,843





                       PIONEER RAILCORP AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 NINE MONTHS ENDING SEPTEMBER 30, 1995 AND 1994


                                   UNAUDITED


                                                    9 MONTHS ENDED       9 MONTHS ENDED
                                                       9/30/95               9/30/94
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                $470,877              $405,224
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
     Minority Interest in Preferred Stock Dividends of
       Consolidated Subsidiaries                            93,923                93,923
     Depreciation & Amortization                           656,050               433,613
     Deferred Income Taxes                                 162,000               146,000
Change in Assets and Liabilities
     Accounts Receivable                                  (269,150)               96,838
     Material & Supplies Inventory                         (95,014)              (17,432)
     Prepaid Expenses                                      (11,899)              (22,065)
     Other Assets                                         (105,336)               (1,869)
     Accounts Payable                                     (107,434)               28,070
     Income Taxes Payable                                  (12,749)               15,337
     Accrued Liabilities                                   108,937                50,710
     NET CASH PROVIDED BY OPERATING ACTIVITIES             890,205             1,228,349

CASH FLOWS FROM INVESTING ACTIVITES
     Capital Expenditures - Net of Dispositions         (1,837,317)           (1,737,671)

     NET CASH USED IN INVESTING ACTIVITIES              (1,837,317)           (1,737,671)

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from Short-Term Borrowings                   937,360               568,152
     Proceeds from Long-Term Borrowings                  1,788,233             1,522,204
     Payments on Short-Term Borrowings                    (591,675)             (766,000)
     Payments on Long-Term Borrowings                   (1,062,856)             (458,346)
     Repurchase of Preferred Stock                         (10,000)                    0
     Issuance of Common Stock to Acquire Assets            152,280                     0
     Payments to Minority Interest                         (79,915)              (79,915)
     NET CASH PROVIDED BY FINANCING ACTIVITIES:          1,133,428               786,095

NET INCREASE (DECREASE) IN CASH                            186,316               276,773

CASH, BEGINNING OF PERIOD                                  179,415                45,518

CASH, END OF PERIOD                                       $365,731              $322,291




                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       PIONEER RAILCORP AND SUBSIDIARIES


NOTE 1.   STATEMENTS

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-QSB. Accordingly, certain disclosures required by generally accepted accounting principles are not included herein. These interim statements should be read in conjunction with the latest financial statements and notes thereto included in the Company's latest Annual Report on Form 10-KSB and subsequent Form 10-QSB filings.

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principals of Consolidation
The consolidated financial statements include Pioneer Railcorp (Pioneer) and its wholly-owned and controlled subsidiaries which are as follows: West Jersey Railroad Co. (WJ), Wabash & Western Railway Co. (WGRY), Fort Smith Railroad Co.
(FSR), Alabama Railroad Co. (ALAB), Mississippi Central Railroad Co. (MSCI), Alabama & Florida Railway Co. (AF), Decatur Junction Railway (DT), Vandalia Railroad Company (VRRC), Minnesota Central Railroad Co.(MCTA), Pioneer Railroad Equipment Co., Ltd. (PREL), Pioneer Railroad Services, Inc. (PRSI), and Pioneer Air, Inc. (PAR). All significant intercompany balances and transactions have been eliminated in consolidation.

Inventories
Inventories consisting of various mechanical parts, track materials and locomotive supplies are stated at the lower of cost (determined by the average cost method) or market.

Earnings Per Share
Primary and fully diluted earnings per common share are computed by dividing net income, less accrued preferred dividends earned, by the weighted average number of common and common equivalent shares outstanding at the end of the respective periods under the Treasury Stock Method. Net income used in the calculation was increased by pro forma reductions in interest expense resulting from the assumed exercise of warrants and options and the resulting assumed reduction of outstanding indebtedness that would result from the proceeds realized from the assumed exercise of the warrants and options.

NOTE 3.   ESTIMATED IMPACT OF THE ADOPTION OF RECENT
          ACCOUNTING STANDARDS

The Financial Accounting Standards Board issued SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed, in March of 1995. The effective date for the adoption of this standard by the Company is January 1, 1996. The Company does not believe the adoption of SFAS 121 will have a material effect on its financial position or results of operations. In addition, the Company is not aware of any other recent accounting standard issued, but not yet required to be adopted by the Company, that would have a material effect on its financial position or results of operations.

NOTE 4.   OPERATING LEASES AND OTHER COMMITMENTS

The Company, through its wholly owned subsidiary, Fort Smith Railroad Co., entered into a twenty-year lease, with three twenty-year renewal options, with the Missouri Pacific Railroad Co. on July 7, 1991 for 49 miles of rail facilities in Arkansas. The agreement contains numerous requirements including maintaining existing traffic patterns, repair and replacement of the right of way in the condition it was leased (substantially FRA Class I) and payment of any applicable real estate taxes. The Company is entitled to a fixed rate per car load switched from the Missouri Pacific Railroad Co. as well as ninety percent of new leases and easements and fifty percent of existing leases and easements on the property. As long as these requirements are met, the Company may continue to operate on the rail facilities without additional payments to the Missouri Pacific Railroad Co. In January 1995 the Fort Smith Railroad Co. and the Missouri Pacific Railroad Co. jointly filed an abandonment application with the Interstate Commerce Commission (ICC) to abandon the Paris Branch (31 miles of leased railroad ). On July 6, 1995 the Petition was granted, effective August 19, 1995. This action will reduce the miles of track leased and operated by the Fort Smith Railroad to 18 miles.

The Company, through its wholly-owned subsidiary, Alabama & Florida Railway Co.
(AF), leases a two mile segment of track connecting to the subsidiary's facilities in Andalusia, Alabama, from the Andalusia & Conecuh Railroad Company, Inc. for $375 per month, plus $15 per car over 300 cars annually. The Company will also bear the cost of all maintenance on the leased track. The subsidiary also leases the real estate comprising the right of way from Georgiana to Geneva, Alabama, from CSX Transportation, Inc. for $1,667 per month.

During December 1994, the Company, through its wholly-owned subsidiary, Decatur Junction Railway Co. (DT), entered into new lease agreements with Cisco Co-Op Grain Company (CISCO) and with Central Illinois Shippers, Inc. (CISI). The Cisco segment is approximately thirteen (13) miles, while the CISI segment is approximately seventeen (17) miles; both are located in Illinois, and connect via trackage rights on the Illinois Central Railroad. Rail operations on both segments began in December 1993. Both leases require DT to perform normalized maintenance on the line and pay $10 per car on all cars over 1,000 per year on each segment. Both leases expire in December, 2004.

Vandalia Railroad Company, a wholly-owned subsidiary of the Company, has a lease with the City of Vandalia for 3.45 miles of railway. This lease is renewable for 10 year periods beginning in September 2003, and the annual lease of $1 is prepaid through September 2003. Following the first twenty years of the lease, lease payments will be equal to $10 per loaded railcar handled in interchange.

In November 1994, the Company assumed a land lease for the property on which its corporate office building is located in conjunction with the purchase of the building. The Company is responsible for costs of maintenance, utilities, fire protection, taxes and insurance. This twenty-five year lease is renewable for five successive periods of five years. The lease requires annual rents equal to ten percent of the appraised value of the land, payable in monthly installments, with appraisal value reviews every five years following the origination date.

NOTE 4.   STOCK OPTION PLAN

On April 12, 1994, the Company adopted, with the subsequent approval of its shareholders, a stock option plan permitting the issuance of 760,000 shares of common stock. Options granted under the plan are incentive based. When Pioneer Railcorp common shares reach a closing price of $4.00 per share, or higher, for any consecutive 10-day period, as reported in the Wall Street Journal, the options will have vested on that date, and shall be exercisable at the market price of the common shares at the date the options were granted, in whole or in part, at any time for five years after vesting. The conditions for their vesting were met on July 5, 1996 and the effect on earnings per share has been reflected in the accompany financial statements.



NOTE 5.   STOCK SPLIT AND STOCK WARRANTS ISSUED AS DIVIDENDS

On May 16, 1995 the Board of Directors authorized a 2 for 1 stock split to shareholders of record June 30, 1995, payable July 1, 1995. In addition, on June 24, 1995 the shareholders ratified an amendment to the Articles of Incorporation authorizing the issuance of stock warrants as a dividend to shareholders immediately after the stock split. Each shareholder received one warrant for each share of stock owned. Each warrant permits shareholders to purchase an additional share of stock at a predetermined price of $2 per share. The warrants expire on July 1, 2015, and the effect of the warrants on earnings per share has been reflected in the accompaning financial statements. In addition, pro forma earnings per common share are provided as if the stock split and the exercise of the warrants had occurred as of January 1, 1994.

 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The Company operated the following eight railroads during the third quarter of 1995: West Jersey Railroad Co. (WJ), Fort Smith Railroad Co. (FSR), Alabama Railroad Co. (ALAB), Mississippi Central Railroad Co. (MSCI), Alabama & Florida Railway Co. (AF), Decatur Junction Railway Co. (DT), Vandalia Railroad Company
(VRRC), and Minnesota Central Railroad Co. (MCTA). The Company also operated two railroad-related subsidiaries, Pioneer Railroad Equipment Co., Ltd. (PREL), and Pioneer Railroad Services, Inc. (PRSI).

Pioneer Railcorp's net income for the third quarter 1995 was $103,802 a slight increase from net income of $99,862 for the same period last year. Earnings per share for the third quarter of 1995 were $.02 compared to $.02 for the same period last year. Operating revenues for the quarter were $2,090,160, a 30% increase from $1,623,057 in the same period last year. Pioneer Railcorp's net income for the first nine months of 1995 was $470,875 an increase of 17% from net income of $405,224 for the same period last year. Earnings per share for the first nine months of 1995 were $.09, compared to $.11 for the same period last year. Operating revenues for the first nine months of 1995 were $6,205,690 a 32% increase from $4,741,434 in the same period last year.

The increase in revenues resulted from increased earnings from additional railcars purchased by PREL as well as moderate increases in rail transportation revenues. At the end of the third quarter 1995, PREL owned approximately 600 railcars compared to approximately 300 at the close of the same period last year. These railcars generated $459,864 in revenue during the third quarter 1995 compared to $306,945 for the same period last year, and $1,219,718 in revenues for the first nine months of 1995 compared to $802,165 for the same period last year.

The Company's recently acquired railroad subsidiaries also contributed to the increase in revenues. The VRRC had $181,292 in operating revenues and contributed $106,157 in income from continuing operations during the first 9 months of 1995. The MCTA had $1,069,205 in operating revenues and contributed $202,626 in income from continuing operations during the first 9 months of 1995.

Non-operating income increased in the first nine months of 1995 as a result of the Company's leasing of excess locomotives to unrelated entities (approximately $40,000) and a contract to dismantle and scrap several railcars (approximately $36,000). The Company continues to explore additional revenues in this area, in particular the leasing of excess locomotives.

Interest expense increased significantly in the third quarter 1995 and the first 9 months of 1995 compared to the same period last year. This increase was the result of increased debt from railcar financing and the debt assumed by the start up of the Minnesota Central Railroad Co. in December of 1994. Increases in maintenance of way expense and transportation expense are primarily a direct result of the MCTA's operating costs. The MCTA recorded approximately $175,872 in maintenance of way expense and $419,514 in transportation expense for the first 9 months 1995. Administration expense increases are a reflection of both the MCTA's administration costs (approximately $80,000 in the first 9 months
1995) and the Company, Pioneer Railcorp, positioning itself for future growth. Maintenance of equipment expense also increased significantly in the third quarter 1995 and the first 9 months of 1995 compared to the same period last year. Most of the increase is directly related to the railcars purchased by the Company over the last twelve months. Approximately $340,200 of expense directly related to the Company's railcar fleet was recorded in the first 9 months 1995, compared to approximately $177,800 for the same period last year. The Company views its railcars as strong income earning assets, whose earnings far exceed the costs of financing and maintaining the railcars. The Company plans to continue evaluating railcar needs in the future and will likely continue to acquire railcars as the Company's growth dictates. In addition to increased earnings, railcars owned by the Company have reduced car hire expense and also secured additional loadings on Pioneer subsidiary lines. In addition, the MCTA recorded approximately $113,000 in equipment expense in the first 9 months 1995.

Pioneer continues to refine its Operations Center concept, preforming centralized agency duties for all its railroad subsidiaries from Peoria, Illinois. The Company continues to market its railroad services to its present and potential customers. Pioneer continues to maximize the earnings potential of its auxiliary income by granting to various entities, such as utilities, pipeline and communications companies and industrial and non-industrial tenants, the right to occupy right-of-way. Pioneer has begun to lease out excess locomotives to unrelated parties. Pioneer continues to analyze and evaluate other railroads for possible acquisition and is engaged in ongoing negotiations regarding several properties in the United States.

Pioneer Railcorp continues to operate in a positive cash flow position which is more than adequate to meet current liabilities and long term debt. The Company expects cash flow to remain positive and does not expect any material deficiency to exist in either the short-term or the long-term. The Company has $675,000 in credit facilities for working capital needs. The Company anticipates favorable outcomes involving current legal proceedings. In this regard, only one case, a motorist fatality involving a FSR train, could possibly effect the Company's liquidity. Management believes that the FSR was not at fault in this incident and that it has adequate insurance coverage for any liability that could be assessed to the railroad. Therefore, the Company's exposure is estimated to be the self-insurance retention of $25,000, plus legal expenses. The Company expensed and accrued $25,000 for this incident in its 1994 financial statements.

The Company's railcar fleet has improved liquidity through excess cashflows generated by earnings and savings from the railcar fleet after debt service and maintenance costs. Withstanding any significant decline in the demand for railcars, the Company should continue to benefit from railcar cashflows. Future railcar acquisitions will likely be funded with long-term debt. Long-term equipment financing has been made readily available to the Company, and the Company believes it will be able to continue to obtain favorable long-term financing in the foreseeable future.

The Company's accounts receivable balances increased in the first nine months of 1995, primarily as a reflection of MCTA's operations in 1995. The Company did not begin operating the MCTA until December 13, 1994. The Company also moderately increased receivables from its railcar earnings as a result of recent railcar acquisitions. In addition, approximately $110,00 of receivables and payables were added in the third quarter 1995 relating to crossing projects contracted by the Company and reimbursable from the state of Alabama. The Company used cash from operating activities in the first 9 months of 1995 to significantly reduce accounts payable for all of it's operating subsidiaries, with the exception of MCTA, which had an overall increase in payables reflecting its 1995 operations. Inventory was increased in the third quarter 1995 resulting from the purchase of $75,000 in locomotive parts and supplies. The Company financed this inventory purchase by a private placement of 6,000 shares of common stock of the Registrant valued at $17,250 and entering into a nine month note for the remaining balance with the seller. The Company's increase in other assets for the first 9 months 1995 was the result of capitalized costs involving the permanent transfer of Company railcars to the MCTA for long-term use by MCTA's customers.

In the third quarter 1995 Pioneer Railcorp and its subsidiaries made $437,127 in capital expenditures, of which almost all were for the purchase of railcars. The Company has made capital expenditures of $2,004,798 for the first 9 months 1995. These expenditures include approximately $1,500,000 for railcar purchases, $150,000 for capitalized track expenditures, and the remaining expenditures for equipment and other assets. Long-term fixed-rate financing of 5 years or more was the primary funding for all capital expenditures, with a small amount of the remaining expenditures funded with cash and short term obligations.

On or about August 8, 1995, the Company entered into an agreement to purchase a Cessna 421B aircraft for $20,000 cash and 54,000 shares of the Company's Class A common stock. This right to purchase was assigned to Pioneer Air, Inc., a wholly-owned subsidiary of the Registrant. on September 1, 1995, the aircraft was acquired by Pioneer Air, Inc. and 54,000 shares were issued through a private placement to the seller of the aircraft.

As a whole during the third quarter 1995 and the first 9 months of 1995, Pioneer Railcorp's railroad subsidiaries revenue loadings remained stable with a few exceptions as noted below:

The Minnesota Central Railroad Co., which began operations as a wholly-owned subsidiary of the Company on December 13, 1994, was plagued by track problems from the spring thaw. Certain areas of the track required significant repair and rail traffic has been severely limited at times in 1995. The Company is still exploring the possibility of a significant rehabilitation of the line. The capital for the rehabilitation project would most likely be obtained through additional debt. The Company believes it can negotiate favorable terms that will not negatively affect cashflow, and when completed, the rehabilitation should reduce operating costs significantly as well as increase the customer base for revenue loads. The Company has put an additional 100 grain hoppers in service on the MCTA and hopes to increase that number through additional hopper purchases by PREL in 1995.

In early February 1995 the Decatur Junction Railway Co. began performing contract switching for the Illinois Central Railroad. This contract is adding approximately $12,000 in gross revenues per month. This contract was executed as a direct result of labor disputes at certain Decatur, Illinois industries, and the refusal of Illinois Central train crews to cross the picket lines at local industries. It is uncertain as to how long this service will be required.

PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

Several lawsuits were pending by and against the Company and/or its subsidiaries during the third quarter of 1995.

The Company, and/or its Decatur Junction Railway Co. subsidiary were involved in litigation in both state and federal court against Indiana Hi-Rail Corporation (the former operator of DT's lines). The cases involve alleged breaches of contract by Indiana Hi-Rail Corporation ("IHRC"), and counter-claims by IHRC against Pioneer and DT. Two of these actions have been stayed, due to the bankruptcy of IHRC and another is still in the early stages of discovery. Because of the financial condition of IHRC, the Company believes it is unlikely any party will recover anything on these claims, and management does not believe that any of these actions is likely to have a material adverse effect on the Registrant's consolidated financial position or results of operations.

The Fort Smith Railroad Co. was a defendant in two lawsuits filed by a former employee, both of which went to trial during the third quarter 1995. That trial resulted in dismissal of one action and a jury verdict in favor of the Company in the other action. Neither of those results were appealed.

The Fort Smith Railroad is also involved as a Defendant in litigation arising out of an accident which occurred on or about December 8, 1993 in which a motorist was fatally injured when he collided with an FSR train at a crossing near Lavaca, Arkansas. Management believes that the FSR was not at fault in this incident and that it has adequate insurance coverage for any liability that could be assessed to the railroad. Therefore, the Company's exposure is estimated to be the self-insurance retention of $25,000, plus legal expenses. The Company expensed and accrued $25,000 for this incident in its 1994 financial statements.

A lawsuit involving the West Jersey Railroad's operating lease with the County of Salem, New Jersey, which was settled during the third quarter of 1995, did not have a material effect on the Registrant's consolidated financial position or results of operations.

There are also a number of outstanding issues between Minnesota Central Railroad Co. and MNVA, remaining from the asset sale to MCTA last December, one or more of which may result in litigation. Management does not believe that any of theses issues will result in a material adverse effect on the Registrant's consolidated financial position or results of operations.

The Company's subsidiary railroads have a number of claims against delinquent licensees and customers which are likely to result in litigation. None of the amounts involved, however, would have a material impact on the Company's consolidated financial position or results of operations if they proved to be uncollectible.

In the course of its business, the Company experiences crossing accidents, employee injuries, delinquent or disputed accounts, and other incidents, which give rise to claims that may result in litigation. Management vigorously pursues settlement and release of such claims, but at any one time, some such incidents, which could result in lawsuits by and/or against the Company and its subsidiary railroads, remain unresolved. Management believes it has valid claims for, or good defenses to, these actions. Management considers such claims to be a routine part of the Company's business, and as of the date of this Form 10-QSB, management believes that no such incidents which are not described herein has the potential to result in a liability that would materially effect the Company's consolidated financial position or results of operation.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to security holders for vote in the third quarter 1995.

Item 5.   OTHER INFORMATION

In January 1995 the Fort Smith Railroad Co. and the Missouri Pacific Railroad Co. jointly filed an abandonment application with the Interstate Commerce Commission (ICC) to abandon the Paris Branch (31 miles of leased railroad ). On July 6, 1995 the Petition was granted, effective August 19, 1995. This action will reduce the miles of track leased and operated by the Fort Smith Railroad to 18 miles. FSR has not had a revenue move on the Paris Branch in approximately a year, and the revenues generated from the branch have been offset by reductions in operating expenses and the use of a trans-loading facility in Fort Smith for the only customer remaining on the Branch.

The West Jersey Railroad Co.'s operating lease with the County of Salem, New Jersey for the trackage from Salem to Swedesboro, New Jersey ended April 30, 1995. West Jersey's offer to renew the lease was not accepted by the County, and another operator took possession of the line on or about May 1, 1995. West Jersey Railroad disputed the legality of this action; however, WJ's contributions to the Registrant's consolidated earnings were insignificant, and the loss of this line has not had a material effect on the consolidated operations of the Registrant. In the third quarter 1995 a settlement was reached with the County of Salem, New Jersey and this litigation was dismissed. This Settlement did not have a material effect on the Registrant's consolidated financial position or results of operations.

On July 11, 1995, the Pioneer Railcorp signed an agreement with the Trustee of the Southwestern Michigan Railroad Company, Inc., d/b/a Kalamazoo, Lakeshore & Chicago Railroad (KLSC), to purchase all of the tangible assets of KLSC for $300,000 cash and $200,000 worth of Pioneer common stock. Those assets include approximately 15 miles of track and right-of-way, extending from Hartford to Paw Paw, in Van Buren County, Michigan, a depot building and parking lot in Paw Paw and various attendant licenses and rights involving the real estate. This agreement was approved by the United States Bankruptcy Court for the Western District of Michigan in an order that became final on or about September 21, 1995. Pioneer Railcorp then assigned its right to purchase to the West Jersey Railroad Co., a wholly owned subsidiary of Pioneer, which has been operating the former KLSC tracks under a Interstate Commerce Commission Directed Service Order since June 24, 1995. West Jersey Railroad Co. amended its articles of incorporation to change its name to "West Michigan Railroad Co.", effective October 2, 1995. The sale was approved by the Interstate Commerce Commission by order served October 18, 1995, and the West Michigan Railroad Co. took title to the property on October 24, 1995.

On July 1, 1995, the Company's stock split and warrant issuance became payable to shareholders. This increased the number of shares issued and outstanding from 2,098,042 to 4,196,084. At the same time shareholders became entitled to purchase an additional 4,196,084 shares through the Company's warrants. On September 29, 1995, the Company's SEC Form S-3 Registration Statement for the shares to be sold upon exercise of the Company's warrants became effective. As of November 11, 1995 a total of 10,384 warrants have been exercised, and the Company has realized $20,768 on the issuance of warrant shares.

On or about August 8, 1995, the Company entered into an agreement to purchase a Cessna 421B aircraft for $20,000 cash and 54,000 shares of the Company's Class A common stock. This right to purchase was assigned to Pioneer Air, Inc., a wholly-owned subsidiary of the Registrant. On September 1, 1995, the aircraft was acquired by Pioneer Air, Inc. and 54,000 shares were issued through a private placement to the seller of the aircraft. At this point, the company intends to use the aircraft for Company purposes, and does not plan to offer air transportation service to the public.

On July 5, 1995, the Company's Employee Stock Option Plan became vested as a result of the stock having reached $4.00 or higher for 10 consecutive days (see
Note 4). As of the date of this report, however, the Company has not yet issued any options, nor has any registration statement for the options been filed. The Company intends to file such statement and issue such options before the end of the year.

On or about September 29, 1995, the Company also issued 6,000 shares of Class A common stock through a private placement, in partial payment for certain locomotive parts.


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

None



SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on it's behalf by the undersigned thereunto duly authorized.










                                PIONEER RAILCORP
                                  (Registrant)





                         11/13/95                 _____________________________
                           DATE                   GUY L. BRENKMAN
                                                  PRESIDENT & CEO





                         11/13/95                ______________________________
                           DATE                   J. MICHAEL CARR
                                                  ASSISTANT TREASURER &
                                                  CHIEF FINANCIAL OFFICER