Form 10KSB
period 1995-12-31
PIONEER RAILCORP
filed 1996-03-27
CIK 796374

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1995

                        Commission File Number 33-6658-C

                                Pioneer Railcorp
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Iowa                                37-1191206
-------------------------------           -------------------
(State or other jurisdiction of           (IRS Employer ID #)
incorporation or organization)

1318 S. Johanson Rd
Peoria, IL                                       61607
----------------------------------------       ----------
(Address of principal executive offices)       (Zip code)

Registrant's telephone number:     309-697-1400
                                   ------------

Securities registered pursuant to Section 12(g) of the Act:

 Title of each Class      Name of each exchange on which registered
---------------------     ------------------------------------------
Common Stock, Class A                 Chicago Stock Exchange

Securities registered pursuant to 12(g) of the Act:

Common stock, Class A ($.001 par value) Common Stock, Class B (no par value) (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. YES [X]   NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for the fiscal year ended December 31, 1995 were $8,577,421.

The aggregate market value of voting stock held by non-affiliates of the Registrant on March 25, 1996 was $9,680,930

                                    4,510,243
             ------------------------------------------------------
             (Shares of Common Stock outstanding on March 25, 1996)

PART I

Item 1.  Business

General

Pioneer Railcorp, an Iowa corporation, is a railroad holding company. As used in this Form 10-KSB, unless the context requires otherwise, the term "Company" or "PRC" refers to the parent, Pioneer Railcorp and its subsidiaries: West Michigan Railroad Co. (WJ) (formerly West Jersey Railroad Co.), Wabash & Western Railway Co. (WGRY) (formerly Wabash & Grand River Railway Co.), Fort Smith Railroad Co.
(FSR), Alabama Railroad Co. (ALAB), Mississippi Central Railroad Co. (MSCI), Alabama & Florida Railway Co. (AF), Decatur Junction Railway Co. (DT), Vandalia Railroad Company (VRRC), Minnesota Central Railroad Co. (MCTA), Pioneer Railroad Equipment Co., Ltd. (PREL), Pioneer Air, Inc. (PAR), and Pioneer Railroad Services, Inc. (PRS).

The Company operates in one business segment - railroad transportation. PRC's rail system provides shipping links for customers along its routes and interchanges with six major railroads, Burlington Northern Santa Fe Railroad
(BNSF),  Conrail,  Inc. (CR), CSX Transportation (CSX) Illinois Central Railroad
(IC), Norfolk Southern Railway (NS) and Union Pacific Railroad (UP). Additionally, the Company has interchanges with three smaller railroads, the Kansas City Southern Railway (KCS), the Arkansas & Missouri Railroad (AM), and the Twin Cities & Western Railway (TCW). PRC's rail system is devoted to carrying freight. PRC also seeks to encourage development on or near, and utilization of, its real estate right of way by potential shippers as a source of additional revenue. The Company also generates revenue by granting to various entities, such as utilities, pipeline andcommunications companies and non-industrial tenants, the right to occupy its railroad right of way and other real estate property. The Company also hires rail equipment to, and repairs rail equipment owned by, others.

Railroad Operations

On October 1, 1988, Pioneer Railcorp became the lessee and operator of a railroad line in Salem and Gloucester counties, New Jersey. On July 1, 1990, Pioneer Railcorp assigned its lease to the West Jersey Railroad Co. (WJ), a Class III common carrier freight railroad and a wholly-owned subsidiary of Pioneer Railcorp. The lease ended April 30, 1995, and the WJ's offer to renew the lease was not accepted.

On July 7, 1991, the Fort Smith Railroad Co. (FSR), a wholly-owned subsidiary of Pioneer Railcorp, entered into a twenty-year lease (with three twenty-year renewals) with the Missouri Pacific Railroad Company (MP) to operate 49 miles of track from Fort Smith to Paris, Arkansas. The FSR's primary interchange is with the Union Pacific Railroad Company (UP), parent of the MP. FSR also interchanges with the Arkansas & Missouri Railroad Co. (AM) and the Kansas City Southern Railway (KCS). The traffic base on the FSR is very diversified with both inbound and outbound shipments. The principal commodities are iron/steel, scrap, baby food, fiberglass, particle board, charcoal, grains, frozen poultry, meal, chemicals, alcoholic beverages, industrial sand, lumber, paper, pulpboard, fiberboard, peanuts, fertilizer and military movements. There are eleven other products which are shipped on a periodic basis. In January of 1995 the FSR and the MP jointly filed an abandonment application with the Interstate Commerce Commission (ICC) to abandon approximately 31 miles of leased railroad. On July 6, 1995 the petition was granted by the ICC effective August 19, 1995. This action reduced the miles of track leased and operated by the FSR to 18 miles.

On October 25, 1991, the Alabama Railroad Co., a wholly-owned subsidiary of Pioneer Railcorp, purchased 60 miles of railroad facilities and real estate from CSX Transportation (CSX) and commenced operations soon thereafter. The purchase was funded by issuing a mortgage note secured by the property for $300,000 and issuing $432,000 of preferred stock. The line runs from Flomaton to Corduroy, Alabama, and interchanges with CSX in Flomaton. The railroad's principal commodities are outbound lumber products, primarily pulpwood, particle board, and finished lumber.

On April 1, 1992, Pioneer Railcorp purchased the common stock of the Natchez Trace Railroad from Kyle Railways, Inc. (which formed the shortline railroad and operated it since 1982). This purchase was funded by cash, a note to Kyle Railways, Inc. and by the assumption of debt. The railroad runs from Oxford, Mississippi to Grand Junction, Tennessee, a total of 56.5 miles, 51 of which are located in Mississippi. The railroad interchanges with the NS at Grand Junction, Tennessee and the BNSF at Holly Springs, Mississippi. The Company changed the name of this wholly-owned subsidiary to Mississippi Central Railroad Co. (MSCI) in January 1993. The traffic base on the MSCI is primarily outbound finished wood products and inbound products, such as resins, chemicals and pulpwood for the production of finished wood products. Other products shipped on the MSCI include scrap steel and cottonseed.

On November 23, 1992, the Alabama & Florida Railway Co. (AF), a wholly-owned subsidiary of Pioneer Railcorp, purchased the tangible assets of the A&F Inc., d/b/a the Alabama & Florida Railroad Company. This line runs from Georgiana to Geneva, Alabama, a distance of 76 miles and interchanges with CSX at Georgiana. The AF's principal commodities are inbound resins, plastic pellets, fertilizer and outbound peanuts, scrap plastic and pulpwood.

On September 23, 1993, the Decatur Junction Railway Co. (DT), a wholly-owned subsidiary of Pioneer Railcorp, signed a lease agreement with Cisco Co-op Grain Company (Cisco) and on September 24, 1993 with Central Illinois Shippers, Incorporated (CISI), for the lease of two segments of track in east central Illinois. The Cisco segment runs from Green's Switch (Decatur) to Cisco, Illinois, approximately thirteen (13) miles. The CISI segment runs from Elwin to Assumption, Illinois, a distance of approximately seventeen (17) miles. The two lines connect via trackage rights on the Illinois Central Railroad (IC) through Decatur, Illinois, a distance of approximately eight (8) miles. Railroad operations began on the Cisco segment December 3, 1993, and began on the CISI segment December 7, 1993. Both leases run through December 31, 2006. Pioneer Railcorp has a 10 year renewal option on the Cisco line. They require DT to perform normalized maintenance on the line and for DT to compensate the owners based upon the number of cars handled. This compensation requires the DT to pay $10.00 per car on all cars over 1,000 per year on each segment.

On October 7, 1994, Pioneer Railcorp acquired all the outstanding common stock of the Vandalia Railroad Company in exchange for $300,000 cash and the issuance of 57,500 shares of Pioneer Railcorp Rule 144 restricted Class A common stock at $4.87 per share. The line located in Vandalia, Illinois, interchanges with Conrail and is approximately 3.45 miles long. The Railroad's principal commodities are steel pipe, plastic pellets, fertilizer, and feed ingredients.

On December 12, 1994, Pioneer Railcorp's wholly-owned subsidiary Minnesota Central Railroad Co., acquired certain assets of MNVA Railroad, Inc. The purchase was consummated through the assumption of debt totaling $1,656,173. The assets purchased included approximately 94 miles of operating railroad in southwest Minnesota, 7 locomotives, 33 railcars, an engine house in Morton, Minnesota, several vehicles, pieces of maintenance equipment, and miscellaneous parts, materials and supplies. The railroad interchanges with the BNSF at Hanley Falls, MN and the TCW at Norwood, MN. The railroad's principal commodities are grain, clay, fertilizer, canned goods, dairy products, and particle board.

On July 11, 1995, Pioneer Railcorp signed an agreement with the Trustee of the Southwestern Michigan Railroad Company, Inc., d/b/a Kalamazoo, Lakeshore & Chicago Railroad (KLSC), to purchase all of the tangible assets of KLSC for $300,000 cash and $200,000 of Pioneer Railcorp common stock. Those assets include approximately 15 miles of track and right-of-way, extending from Hartford to Paw Paw, in Van Buren County, Michigan, a depot building and parking lot in Paw Paw and various attendant licenses and rights involving the real estate. This agreement was approved by the United States Bankruptcy Court for the Western District of Michigan in an order that became final on or about September 21, 1995. Pioneer Railcorp then assigned its right to purchase to the West Jersey Railroad Co., a wholly owned subsidiary of Pioneer, which had been operating the former KLSC tracks under a Interstate Commerce Commission Directed Service Order since June 24, 1995. West Jersey Railroad Co. amended its articles of incorporation to change its name to "West Michigan Railroad Co." effective October 2, 1995. The sale was approved by the Interstate Commerce Commission by order served October 18, 1995, and the West Michigan Railroad Co. took title to the property on October 24, 1995.

Other Operations

Other operations engaged in by the Company are performed by its wholly owned subsidiaries, Pioneer Railroad Equipment Co., Ltd. (PREL) which was formed on April 1, 1990 and Pioneer Railroad Services, Inc. (PRS) which began operations on October 1, 1993. PREL leases equipment to the Company's subsidiary railroads and also purchases, sells and leases equipment to and from unrelated parties. PREL also earns income from non-company railroads on its fleet of approximately 750 railcars (as of December 31, 1995) when they carry freight on non-company railroads. PREL also engages in retail sales of promotional items. PRS provides accounting, management, marketing, operational and agency services to the Company's subsidiary railroads and also sells computer technical services and equipment to unrelated parties. In addition, Pioneer Air Inc., was formed on August 5, 1994 and currently owns a Cessna 421B aircraft which is used by Pioneer Railcorp subsidiaries exclusively for Company business travel.

Marketing

The Company's marketing department was established to foster continuing business with existing customers and to develop and attract new customers and additional loadings on all PRC railroads. The Company's marketing department is based in Peoria, Illinois.

Distribution

Virtually all interchange traffic is with unionized Class I carriers, and a prolonged work stoppage on those carriers would have a material adverse impact upon the Company; however, there has never been such a prolonged work stoppage of the American railroad industry, and the Company considers the chances of that to be remote.

Suppliers

The Company does not believe that the loss of any supplier would have a material adverse effect on it's business, as there are alternative suppliers available.

Competition

With respect to the industry in which PRC operates, the Company, like any other railroad company, faces intense competition from the trucking industry, barge lines and other railroads for moving commodities.

In regards to competition for additional railroads, as they become available on the market, either as direct "spin-offs" from Class I Railroads or through the secondary market, competition for these acquisitions is intense. The Company believes that it has a competitive advantage for the acquisition of future Class III Railroads due to several factors: (1.) the Company has acquired and currently operates multiple railroads, (2.) the Company's experienced management team, (3.) the Company's proficiency with industry-trend technologies desired by Class I Railroads, such as Electronic Data Interchange (EDI), and (4.) the quality of the Company's employees.

Regulations

The   Company's   subsidiaries   are  subject  to   regulation  by  the  Surface
Transportation Board of the U.S. Department of Transportation, the Federal Railroad Administration (FRA), and certain state and local jurisdictions, such as state Departments of Transportation, in connection with some aspects of its railroad operations. Such regulation affects rates, safety rules, maintenance of track, other facilities, and right of way, and may effect the Company's revenues and expenses. To date there has been no material effect on the Company's operations because of regulatory action, nor does the Company expect any such effect in the foreseeable future.

Employees

On December 31, 1995, the Company had 70 employees, 52 of whom are operating personnel, 14 support staff and 4 were executive officers.

During  1994  the   employees  of  the  FSR  voted  for  union   representation.
Negotiations are underway with the American Train Dispatchers Union which may or may not result in a contract in the future.


Item 2.  Property

The Company purchased in October 1994 a 16,000 square foot building located in Peoria, Illinois as a permanent corporate headquarters facility. The Company moved its corporate office to these facilities in November 1994. With the Company's business plan developing rapidly, the need for owned facilities with ample room for expansion was addressed by this move. The Company's former headquarters in Chillicothe, Illinois is being offered for sale or lease.

A description of the Company's railroad properties as of 12/31/95 by subsidiary follows:

     a.) Fort Smith Railroad Co. (FSR): The FSR leases a line of railroad 18 miles long from the Missouri Pacific Railroad Company (a subsidiary of the Union Pacific Railroad Company). A twenty year lease was signed and operations began on July 7, 1991. The line runs from Fort Smith to Paris, Arkansas. The lease agreement contains numerous requirements including maintaining existing traffic patterns, repair and replacement of the right of way in the condition it was leased in and payment of any applicable real estate taxes. The Company is entitled to a fixed rate per carload switched from the UP/MP as well as ninety percent of new leases and easements and fifty percent of existing leases and easements on the property. As long as these lease requirements are met, the Company may continue to operate on the rail facilities without rent. The Company has three twenty year renewal options. The FSR's track is in good condition.

     b.) Alabama Railroad Co. (ALAB): The ALAB is a line totaling 60 miles of operating railroad running from Flomaton to Corduroy, Alabama which was purchased by the Company from CSX Transportation (CSX) on October 25, 1991. The purchase included both the track materials and underlying real estate and also included some rail assets associated with a connecting CSX line abandonment. These rail assets which were part of the transaction included an additional 1.5 miles of real estate and track materials and an additional 3.5 miles of track materials only, which had to be removed within twelve months of the transaction. The purchase was funded by issuing a mortgage note for $300,000 and issuing $432,000 of preferred stock. The Company considers the track to be in good condition.

     c.) Mississippi  Central  Railroad Co. (MSCI):  The MSCI,  formerly Natchez
         Trace Railroad (NTR), is a line totaling 56.5 miles of operating railroad running from Oxford, Mississippi to Grand Junction, Tennessee. Approximately 51 of the total miles are located in Mississippi. On April 1, 1992, 100% of the common stock of this railroad was purchased by the Company from Kyle Railways, Inc., which had operated the shortline railroad since 1982. The purchase was funded by internal cash, a note to Kyle Railways, Inc. and by assumption of the NTR's debt. The Mississippi portion of the line was owned by the Layfayette, Marshall and Benton Regional Railroad Authority and operated by the MSCI under a lease-purchase arrangement. On December 21, 1993, MSCI concluded the purchase of the Mississippi portion of the line from the Rail Authority. The Company considers the track to be in good condition, as several bridge and track rehabilitations have taken place during the railroad's existence. On February 25, 1991, a large washout occurred on the line a short distance from where the line enters the city of Oxford, Mississippi, denying access to several MSCI customers. In late 1995 the MSCI repaired the washout and re-opened the line. The Company is actively pursuing new business on this segment of the line; however no significant revenues were generated in 1995 as a result of the washout repair.

     d.) Alabama & Florida  Railway Co. (AF): On November 23, 1992,  the Company
         purchased 76 miles of track facilities and railroad equipment from A&F, Inc., which had been doing business as Alabama & Florida Railroad. This railroad runs between Georgiana and Geneva, Alabama. The purchase was funded by issuing a mortgage note for $1,750,000 and by the proceeds of the issuance of $431,000 in preferred stock. The Company has an option from CSX Transportation to negotiate a purchase price for the underlying real estate and currently leases the property for a monthly payment of $1,667. The Company has exclusive rights to the revenues derived from the land leases and easements. In connection with the operation of this line, the AF also leases from the Andalusia & Conecuh Railroad Company a two mile segment of track connecting to the AF's line in Andalusia, Alabama for $375 per month, plus $15 per car over 300 cars annually. The Company also absorbs the cost of all maintenance of that facility. The Company considers the line to be in good condition.

     e.) Decatur Junction Railway Co. (DT): The DT leases from Cisco Co-op Grain
         Company (CISCO) a segment of track, approximately thirteen (13) miles in length, that runs from Green's Switch (Decatur, Illinois) to Cisco, Illinois. The DT also leases a segment of track from Central Illinois Shippers, Incorporated (CISI), approximately seventeen (17) miles in length, that runs from Elwin to Assumption, Illinois. The two lines are connected via trackage rights on the Illinois Central Railroad (approximately eight miles) through Decatur, Illinois. The DT's track is considered to be in good condition, as in recent years the owners of the line received in excess of $1,000,000 in rehabilitation grants from the Federal Railroad Administration (FRA). The Company is required to perform normal track maintenance.

     f.) Vandalia Railroad Company (VRRC): The VRRC is approximately 3.45 miles of operating railroad located in Vandalia, Illinois. The railroad was purchased with $300,000 cash and the issuance of 57,500 shares of Rule 144 restricted common stock of the Registrant. The VRRC has a lease with the City of Vandalia for the 3.45 miles of railway. This lease is renewable for ten year periods beginning in September 2003, and the lease of $1 is prepaid through September 2003. After September 2003, the lease payments will be equal to $10 per loaded rail car handled in interchange. The Company considers the track to be in good condition.

     g.) Minnesota Central Railroad Co. (MCTA): On December 12, 1994 the Company purchased approximately 94 miles of operating railroad and railroad equipment from MNVA Railroad, Inc. The purchase was funded by the assumption of debt totaling $1,656,173. Certain sections of the line are in poor condition and the Company made a significant effort to improve the line in 1995, and plans to repeat these efforts in 1996. The Company decided against seeking rehabilitation grant funds from the Minnesota Department of Transportation and believes it can improve the track with its own resources.

     h.) West Michigan Railroad Co. (WJ): On July 11, 1995, Pioneer Railcorp signed an agreement with the Trustee of the Southwestern Michigan Railroad Company, Inc., d/b/a Kalamazoo, Lakeshore & Chicago Railroad
         (KLSC), to purchase all of the tangible assets of KLSC for $300,000 cash and $200,000 of Pioneer Railcorp common stock. Those assets include approximately 15 miles of track and right-of-way, extending from Hartford to Paw Paw, in Van Buren County, Michigan, a depot building and parking lot in Paw Paw and various attendant licenses and rights involving the real estate. This agreement was approved by the United States Bankruptcy Court for the Western District of Michigan in an order that became final on or about September 21, 1995. Pioneer Railcorp then assigned its right to purchase to the West Jersey Railroad Co., a wholly owned subsidiary of Pioneer Railcorp, which had been operating the former KLSC tracks under a Interstate Commerce Commission Directed Service Order since June 24, 1995. West Jersey Railroad Co. amended its articles of incorporation to change its name to "West Michigan Railroad Co." effective October 2, 1995. The sale was approved by the Interstate Commerce Commission by order served October 18, 1995, and the West Michigan Railroad Co. took title to the property on October 24, 1995.


Item 3.  Legal Proceedings

Several lawsuits were pending by and against Pioneer Railcorp and/or its subsidiaries (collectively, the "Company") during 1995.

The Company (through its Decatur Junction Railway Co. subsidiary) was involved in litigation in both state and federal court against Indiana Hi-Rail
Corporation (the former operator of DT's lines). The cases involved alleged breaches of contract by Indiana Hi-Rail Corporation ("IHRC"), and counter-claims by IHRC against Pioneer Railcorp and DT. A settlement of all of thesecases was reached with the Trustee of the IHRC's Bankruptcy Estate, and their dismissal is pending. The settlement did not have a material effect on the Company's consolidated financial position or results of operations.

Two lawsuits brought against the Fort Smith Railroad Co. by a former employee went to trial during the third quarter of 1995. That trial resulted in the dismissal of one action and a jury verdict in favor of the Company in the other action. Neither of those results was appealed.

The Fort Smith Railroad was also involved as a Defendant in litigation arising out of an accident which occurred on or about December 8, 1993 in which a motorist was fatally injured when he collided with an FSR train at a crossing near Lavaca, Arkansas. That case was settled prior to trial. FSR was required to pay its insurance retention of $25,000, which had already been reserved for in 1994. The remainder of the settlement was paid by FSR's liability insurance carrier.

There are a number of outstanding issues between Minnesota Central Railroad Co. ("MCTA") and MNVA Railroad, Inc. ("MNVA") and Dakota, Missouri Valley & Western Railroad, Inc., remaining from the asset sale from MNVA to MCTA last December. Three cases, involving claims by and against MCTA and Pioneer, are currently pending in Minnesota and Illinois. Management does not believe that any of these cases will result in a material adverse effect on the Company's consolidated financial position or results of operations.

A Federal Employer's Liability Act ("FELA") lawsuit is also pending against the Alabama & Florida Railway Co. in Alabama. That action was brought by a former employee of a track contractor (or its sub-contractor), and is being defended by the contractor pursuant to an indemnification agreement. The Company does not believe it has any liability in the matter, and does not believe the case will result in a material adverse effect on the Registrant's consolidated financial position or results of operations.

The Company's subsidiary railroads have a number of claims against delinquent licensees, customers and others, some of which are in litigation, and other of which are likely to result in litigation. None of the amounts involved, however, would have a material impact on the Company's consolidated financial position or results of operations if they proved to be uncollectible.

In the course of business, the Company experiences crossing accidents, employee injuries, delinquent and/or disputed accounts, and other incidents, which give rise to claims that may result in litigation. Management vigorously pursues settlement and release of such claims, but at any one time, some such incidents, which could result in lawsuits by and against the Company, remain unresolved. Management believes it has valid claims for, or good defenses to, these actions. Management considers such claims to be a routine part of the Company's business, and as of the date of this Form 10-KSB, management believes that no such incident, which is not described herein, is likely to result in a liability that would materially effect the Company's consolidated financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted to security holders for vote in the fourth quarter 1995.

PART II


Item 5.  Market for Company's Common Equity and Related Stockholder
Matters.

 The Company's common stock trades on the Chicago Stock Exchange under the trading symbol "PRR". The quarterly high and low sales price of the Company's common stock for the periods below are as follows (adjusted to reflect a 2 for 1 stock split on 6/30/95):

         94-1Q    94-2Q    94-3Q   94-4Q   95-1Q    95-2Q    95-3Q    95-4Q
         -----    -----    -----   -----   -----    -----    -----    -----

High     $2.19    $2.07    $3.00   $3.07   $2.63    $4.50    $4.50    $3.38
Low      $1.50    $1.33    $1.50   $2.34   $2.00    $2.19    $2.63    $2.00

As of December 31, 1995, the Company had 1,753 common stockholders of record, including brokers who hold stock for others. No common stock cash dividends have been declared or paid.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

The Company's net income in 1995 increased by 18% to $462,000 up from $391,000 in 1994. Operating revenues increased by $2.2 million, or 35% to $8.6 million from $6.4 million in 1994. Operating expenses increased in 1995 by $1.9 million, or 38%, to $6.9 million from $5 million in the prior year. Operating income increased in 1995 by $300,000, or 24% to $1.7 million from $1.4 million in the prior year.

Operating Revenues:

Operating revenues increased in 1995 by $2.2 million, or 35%, to $8.6 million from $6.4 million in the prior year. The increase in operating revenues is attributable to the first full year of operations of the Minnesota Central Railroad Co. and the Vandalia Railroad Co., and the increase in revenues from the Company's growing railcar fleet. The Minnesota Central, which the Company began operating December 13, 1994, generated an additional $1.3 million in revenues in 1995. The Vandalia Railroad, which was purchased October 7, 1994, added an additional $209,000 in revenues in 1995. Carhire revenues from the Company's railcar fleet (approximately 750 cars at 12/31/95) increased by $700,000, or 59%, to $1.8 million from $1.1 million in the prior year. In addition, 1995 was the first year in which the Company made significant efforts to lease its railcars and excess locomotives to non-affiliated entities. This activity generated $125,000 in revenues in 1995. The loss of the West Jersey Railroad Co. lease in April 1995 and it's subsequent operation of the former KLSC railroad, had an immaterial affect on operating revenues in 1995.

Other factors affected the Company's 1995 operating revenues. In early February 1995 the Company's Decatur Junction Railway Co. began performing contract switching for the Illinois Central Railroad. This contract was executed as a direct result of labor disputes at certain Decatur, Illinois industries, and the refusal of Illinois Central train crews to cross the picket lines at local industries. This contract, which ceased in early January 1996, generated $139,000 of revenue in 1995.

The Mississippi Central Railroad had a decrease in revenues of $132,000, or 13% to $925,000 from $1,057,000 in the prior year. This decrease was a direct result of a reduction in particle board shipments in 1995 compared to 1994. The Company does not anticipate a further decrease in this business for the foreseeable future.

The remaining operating subsidiaries had constant overall revenues in 1995 compared to 1994.

Operating Expenses (general):

Operating expenses increased in 1995 by $1.9 million, or 38%, to $6.9 million from $5 million in the prior year. The increase in operating expenses is attributable to the first full year of operations of the Minnesota Central Railroad Co. and the Vandalia Railroad Co., increases in equipment maintenance resulting from the Company's growing railcar fleet, and increases in administrative expenses resulting from the current, and anticipated future growth of the Company. The Minnesota Central, which the Company began operating December 13, 1994, added $1.1 million of operating expenses in 1995. The Vandalia Railroad, which was purchased October 7, 1994, added $66,000 of operating expenses in 1995. Operating expenses relating to the maintenance of the Company's railcar fleet increased $188,000, or 72% to $448,000 from $260,000 in the prior year. Administration expense increased $515,000 to $2,240,000, or 30% from $1,725,000 in the prior year. The loss of the West Jersey Railroad Co. lease in April 1995 and it's subsequent operation of the former KLSC railroad, had an immaterial effect on operating expenses in 1995.

Operating Expense Income Statement Line Item Discussion:

Maintenance of ways expense increased $287,000, or 49% to $878,000 from $591,000 in the prior year. This increase was a direct result of the Minnesota Central's first full year incremental expense of $226,000. The Vandalia Railroad had an insignificant amount of maintenance of way expense since it only operates 3.45 miles of trackage. Other operating subsidiaries had constant maintenance of way expense in 1995 compared to 1994, with some reduction in expense being realized through the use of contract services.

Maintenance of equipment expense increased $385,000, or 60% to $1,031,000 from $646,000 in the prior year. This increase was a direct result of the Minnesota Central's first year incremental expense of $152,000. The Vandalia Railroad had an insignificant amount of maintenance of equipment expense. In addition, the Company had an increase of $188,000 in expense as a result of its growing railcar fleet. Other operating subsidiaries had constant maintenance of equipment expense in 1995 compared to 1994.

Transportation expense increased $402,000, or 28% to $1,823,000 from $1,421,000 in the prior year. This increase was a direct result of the Minnesota Central's first full year incremental expense of $532,000. The Vandalia Railroad added an incremental expense of $10,000 as a result of its first full year of operations. The Fort Smith Railroad had a decrease in transportation expense of approximately $60,000 or 20% of its 1994 transportation costs and the Alabama & Florida Railway had a decrease of $85,000 or 27% of its 1994 transportation costs . Both of these reductions resulted from more efficient train handling operations. Other operating subsidiaries had constant transportation expense in 1995 compared to 1994.

Administration expense increased $515,000 to $2,240,000, or 30% from $1,725,000 in the prior year. The Minnesota Central's first full year incremental expense was $106,000. The Vandalia Railroad added an incremental expense of $48,000 as a result of its first full year of operations. Professional fees increased $60,000 in 1995 primarily resulting from security registrations and other legal services. Printing and postage expense increased $26,000 also as a direct result of security registrations. The Company completed its first full year of occupation in its new corporate headquarters. This expanded facility added approximately $42,000 of overhead compared to occupancy expense in the former office. Expenses relating to the hiring of several support personnel in 1995 increased administrative costs by approximately $200,000.

Depreciation and amortization expense increased $295,000, or 48%, to $914,000 compared to $619,000 in the prior year. Approximately 33% of the increase in this expense is related to the Minnesota Central Railroad. Approximately 55% of this increase is related to the Company's growing railcar fleet. The remainder is attributed to other miscellaneous capital additions.

Other Income and Expense Income Statement Line Item Discussion:

Other income and expenses, excluding interest expense and gain on sale of assets, increased $80,000 to $133,000 compared to $53,000 in the prior year. The majority of this income is generated from the granting of easements and leases to use railroad right of way property. Also included in this income are revenues generated from scrap sales, and other non-operating revenues and expenses. No item included in this category is material when considered alone.

Equipment interest expense increased $195,000, or 69% to $475,000 compared to $280,000 in the prior year. All of this increase is a result of financing activities for the Company's railcar acquisitions. Other interest expense increased $83,000 or 37% to $310,000 compared to $227,000 in the prior year. Most of the increase is related to the debt assumed in the Minnesota Central asset purchase.

Net gain on fixed asset dispositions increased $40,000 in 1995 to $43,000 compared to $3,000 in 1994. Approximately $25,000 of the gain was attributable to the sale of 2.8 miles of Alabama Railroad track materials. This track was removed from an area on the line that has been out of service for several years. The disposition of 2 railcars resulted in an $18,000 gain. The remainder of the net gain resulted from the disposition of other miscellaneous pieces of equipment, none of which was disposed of at a significant gain or loss.

In November 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123 (SFAS 123), "Accounting for Stock Based Compensation." SFAS 123 encourages, but does not require, accounting for stock based compensation awards on the basis of fair value at the date the awards are granted. The fair value of the award is included in expense on the statement of income. Companies that do not adopt SFAS 123 will be required to disclose what net income and earnings per share would have been, had they adopted SFAS 123. SFAS 123 is effective for fiscal years beginning after December 15, 1996. The Company does not intend to adopt SFAS 123.

Liquidity and Capital Resources:

The Company primarily uses cash generated from operations to fund working capital needs and relies on long-term financing for railcars, new operating subsidiaries, and other significant capital expenditures.

The Company has $675,000 in unused working capital facilities available at the end of 1995. In addition, the Company has seen the market value of its railcar fleet increase significantly over the last several years. This increase in value has resulted from the short supply of railcars compared to the increased demand for there use. The Company believes it could refinance part of its railcar fleet with an asset based lender and generate up to $1 million in cash .

On July 1, 1995, the Company's stock split and warrant issuance became payable to shareholders. The 2 for 1 stock split increased the number of shares issued and outstanding from 2,098,042 to 4,196,084. At the same time shareholders became entitled to purchase an additional 4,196,084 shares through stock warrants issued by the Company as dividends. One warrant was issued for each share of common stock held after the split, entitling the holder to purchase 1 share of common stock for $2.00 per share. The shares purchased through the exercise of the warrants must be held for 1 year from date of purchase. As of December 31, 1995, a total of 19,254 warrants had been exercised, and the Company realized $38,508 on the issuance of the warrants. The Company expects increased capital to be generated by the continued exercise of warrants, but is uncertain as to the amount.

The Company granted 836,000 options to certain employees under its 1994 incentive stock option plan. The options are exercisable at prices equal to the market value of the Company's stock at the date of grant. The exercise price ranges from $1.50 to $4.40 per share. The Company expects increased capital to be generated by the exercise of options in 1996, but is uncertain as to the amount. No options have been exercised as of the date of this report.

Subsequent to its fiscal year end, the Company negotiated a credit facility with its primary bank to provide a $2.5 million annual revolving acquisition line of credit. This facility is collateralized by the common stock of the Alabama Railroad Co. and the Mississippi Central Railroad Co., as well as the Company's investment in stock of any subsidiaries acquired under the line. The interest rate for the line is currently 11%. The interest rate is adjustable quarterly to 2.5% over New York Prime, limited, however, to a one percent annual increase or decrease, not to exceed 13.5% or be reduced below 10%. Any amounts drawn on the line must be repaid monthly over a seven year period. As of the date of this filing, the line has been fully drawn upon in connection with the Company's March 12, 1996 acquisition of a controlling interest of KNRECO, Inc. d/b/a Keokuk Junction Railway, common stock. The current monthly debt service resulting from the $2.5 million borrowed is $43,000, with monthly payments beginning on April 8, 1996.

Long-term equipment financing has historically been readily available to the Company for its railcar acquisition program. The Company believes it will be able to continue obtaining long-term equipment financing should the need arise. The Company's plans for new debt in the foreseeable future are contingent upon new railroad acquisitions and increased needs and/or opportunities for railcars. The Company does not expect to make significant additions to its railcar fleet in 1996. The Company is considering and analyzing the refinancing of some of its present debt.

The Company anticipates favorable outcomes involving current legal proceedings. The Company does not anticipate any material judgements against it or any of its subsidiaries will arise out of the current proceedings.

The Company believes its cash flow from operations and its available working capital credit lines, will be more than sufficient to meet liquidity needs through at least 1996.

Balance Sheet and Cash Flow Items:

The Company generated net cash from operating activities of $1.4 million in 1995 and $1.8 million in 1994. Net cash from operating activities for 1995 resulted from $462,000 of net income, $914,000 of depreciation and amortization, $334,000 of deferred income taxes, partially offset by $319,000 net cash used by changes in operating assets and liabilities, primarily due to increases in accounts receivable. Accounts receivable increased approximately $240,000 in 1995 as a result of increased revenues from the Company's growing railcar fleet .

In 1995 the Company purchased approximately $6 million of fixed assets and capital improvements. The Company purchased approximately 300 railcars at a total cost of $4.6 million, bringing its railcar fleet to approximately 750 cars. All of the railcars purchased were financed with long-term fixed rate financing. The Company also acquired 6 GP-8 locomotives through the issuance of $270,000 of Rule 144 common stock of the Company. The Company capitalized $325,000 of track betterments in 1995, $290,000 which was funded with operating cash flows and $35,000 funded by the issuance of Rule 144 Pioneer Railcorp common stock. The Company purchased $180,000 of machinery and equipment in 1995, of which $120,000 was for the purchase of vehicles financed with long term debt. The remaining machinery and equipment was funded by operating cash. In 1994 the Company purchased 170 railcars at a cost of $1.4 million. The majority of the 1994 railcar acquisitions were financed with long-term debt.

Of the $4.6 million of railcars purchased in 1995, the Company entered into financing agreements for the purchase of 150 covered hoppers at a cost of $3 million in December of 1995. This transaction resulted in an increase of approximately $285,000 in the current portion of long-term debt. The Company believes the revenues generated from the use of the railcars in 1996 and future years will more than cover the cashflow requirements of the related debt.

The Company purchased a Cessna 421 B aircraft for $20,000 cash and $135,000 in Company common stock. The aircraft is used solely for Company business by management and employees.

The Company purchased through bankruptcy court the tangible assets of the Southwestern Michigan Railroad Company, Inc., d/b/a Kalamazoo, Lakeshore & Chicago Railroad. The assets purchased totaled $500,000, of which $300,000 was generated through short-term borrowing and operating cash flow, and completely refinanced with long-term debt using certain railcars as collateral. The remaining $200,000 was financed by the issuance of common stock of the Company.

Item 7.  Financial Statements


                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
Pioneer Railcorp
Peoria, Illinois


We have audited the accompanying consolidated balance sheets of Pioneer Railcorp and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pioneer Railcorp and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. Peoria, Illinois February 20, 1996, except for Note 13 as to which the date is March 12, 1996

PIONEER RAILCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 1995 and 1994


ASSETS
                                                                                      1995         1994
----------------------------------------------------------------------------------------------------------

Current Assets
   Cash ........................................................................ $    276,230 $    179,415
   Accounts receivable, less allowance for doubtful
      accounts 1995 $15,958; 1994 $14,000 ......................................    1,283,124      934,574
   Income tax refund claims ....................................................       50,998         --
   Inventories .................................................................      287,772      211,887
   Prepaid expenses ............................................................      123,609      121,464
   Deferred taxes ..............................................................       35,000       16,850
                                                                                 ------------ ------------
        Total current assets ...................................................    2,056,733    1,464,190
                                                                                 ------------ ------------

Property and Equipment, less accumulated depreciation
   1995 $1,979,998; 1994 $1,225,487 ............................................   15,220,168   10,228,372
                                                                                 ------------ ------------

Intangible Assets, less accumulated amortization
   1995 $100,493; 1994 $57,945 .................................................      647,031      604,281
                                                                                 ------------ ------------

                                                                                 $ 17,923,932 $ 12,296,843
                                                                                 ============ ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Notes payable ............................................................... $     80,333 $    154,160
   Current maturities of long-term debt ........................................    1,412,552      895,482
   Accounts payable ............................................................    1,115,241      925,380
   Accrued expenses ............................................................      354,834      261,891
   Income taxes payable ........................................................       17,367       83,129
                                                                                 ------------ ------------
        Total current liabilities ..............................................    2,980,327    2,320,042
                                                                                 ------------ ------------

Long-Term Debt, net of current maturities ......................................    9,934,737    6,470,710
                                                                                 ------------ ------------

Deferred Taxes .................................................................      843,000      490,850
                                                                                 ------------ ------------

Minority Interest in Subsidiaries ..............................................    1,195,000    1,209,000
                                                                                 ------------ ------------

Commitments and Contingencies (Note 11)

Stockholders' Equity
   Common  stock,  Class A  (voting),  par  value  $.001 per  share,  authorized
      20,000,000 shares, issued and outstanding
      1995 4,487,881 shares; 1994 2,098,042 shares .............................        4,487        2,098
   Common stock, Class B (nonvoting), no par value;
      authorized 2,000,000 shares; issued none .................................            0            0
   Additional paid-in capital ..................................................    1,832,353    1,129,725
   Retained earnings ...........................................................    1,134,028      674,418
                                                                                 ------------ ------------
                                                                                    2,970,868    1,806,241
                                                                                 ------------ ------------

                                                                                 $ 17,923,932 $ 12,296,843
                                                                                 ============ ============


See Notes to Consolidated Financial Statements.

PIONEER RAILCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 1995 and 1994


                                                                              1995                1994
-----------------------------------------------------------------------------------------------------------

Railway operating revenue                                             $       8,577,421   $      6,367,352
                                                                      -------------------------------------

Operating expenses
   Maintenance of way and structures                                            877,654            590,855
   Maintenance of equipment                                                   1,030,975            646,179
   Transportation                                                             1,822,982          1,420,709
   General and administrative                                                 2,240,581          1,725,068
   Depreciation                                                                 871,910            588,756
   Amortization                                                                  42,548             30,504
                                                                      -------------------------------------
                                                                              6,886,650          5,002,071
                                                                      -------------------------------------

      Operating income                                                        1,690,771          1,365,281
                                                                      -------------------------------------

Other income (expenses)
   Interest income                                                                3,005              2,317
   Interest expense                                                           (785,371)          (507,183)
   Lease income                                                                  74,551             65,232
   Gain on sale of assets                                                        43,862              2,820
   Other, net                                                                    54,738           (13,815)
                                                                      -------------------------------------
                                                                              (609,215)          (450,629)
                                                                      -------------------------------------
      Income before provision for income taxes
        and minority interest in preferred stock
        dividends of consolidated subsidiaries                                1,081,556            914,652

Provision for income taxes                                                      495,443            398,529
                                                                      -------------------------------------

      Income before minority interest in preferred
        stock dividends of consolidated subsidiaries                            586,113            516,123

Minority interest in preferred stock dividends of
   consolidated subsidiaries                                                    124,405            125,230
                                                                      -------------------------------------

      Net income                                                      $         461,708   $        390,893
                                                                      -------------------------------------

Earnings per common and common equivalent share:
   Primary                                                            $             .11   $            .08
                                                                      ====================================

   Fully diluted                                                      $             .10   $            .08
                                                                      ====================================

Weighted average number of common shares used in
   computing earnings per common and common
   equivalent share:
   Primary and fully diluted                                                  8,359,416          7,483,951
                                                                      ====================================


See Notes to Consolidated Financial Statements.

PIONEER RAILCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 1995 and 1994


                                               Class A (voting)           Additional
                                            -------------------------       Paid-In        Retained
                                              Shares         Amount         Capital        Earnings
-----------------------------------------------------------------------------------------------------


Balance at December 31, 1993                 2,040,542    $     2,040    $    849,469   $     283,525
   Common stock issued                          57,500             58         280,256               0
   Net income                                        0              0               0         390,893
                                            ---------------------------------------------------------

Balance at December 31, 1994                 2,098,042    $     2,098    $  1,129,725   $     674,418
   Stock split July 1, 1995                  2,098,042          2,098               0         (2,098)
   Common stock issued to acquire
      property, equipment and
      inventory                                272,543            272         664,139               0
   Common stock issued upon
      exercise of stock warrants                19,254             19          38,489               0
   Net income                                        0              0               0         461,708
                                            ---------------------------------------------------------

Balance at December 31, 1995                 4,487,881    $     4,487    $  1,832,353   $   1,134,028
                                            =========================================================

See Notes to Consolidated Financial Statements.

PIONEER RAILCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1995  AND 1994


                                                                                   1995           1994
-----------------------------------------------------------------------------------------------------------

Cash Flows From Operating Activities
   Net income                                                                $      461,708 $       390,893
   Adjustments to reconcile net income to net cash provided
      by operating activities:
      Minority interest in preferred stock dividends of
        consolidated subsidiaries                                                   124,405         125,230
      Depreciation                                                                  871,910         588,756
      Amortization                                                                   42,548          30,504
      (Gain) on sale of property and equipment                                     (43,862)         (2,820)
      Deferred taxes                                                                334,000         193,000
      Changes in assets and  liabilities,  net of effects  from
        acquisition  of subsidiaries:
        (Increase) decrease in accounts receivable                                (348,550)         106,503
        (Increase) in income tax refund claims                                     (50,998)               -
        (Increase) in inventories                                                  (58,635)        (45,175)
        (Increase) in prepaid expenses                                              (2,145)        (25,635)
        (Increase) in intangible assets                                            (85,298)           (136)
        Increase in accounts payable                                                189,861         224,859
        Increase in accrued expenses                                                 72,943         139,340
        Increase (decrease) in income taxes payable                                (65,762)          45,210
                                                                             -------------------------------
           Net cash provided by operating activities                              1,442,125       1,770,529
                                                                             -------------------------------

Cash Flows From Investing Activities
   Proceeds from sale of property and equipment                                     244,012          41,450
   Purchase of property and equipment, net of property and
      equipment from acquisition of subsidiaries                                (5,096,695)     (2,271,267)
   Acquisition of subsidiaries, net of cash acquired                              (300,000)       (237,200)
                                                                             -------------------------------
           Net cash (used in) investing activities                              (5,152,683)     (2,467,017)
                                                                             -------------------------------

Cash Flows From Financing Activities
   Proceeds from short-term borrowings, net of debt
      assumed in acquisition of subsidiaries                                      1,409,911         844,974
   Proceeds from long-term borrowings, net of debt assumed in
      acquisition of subsidiaries                                                 5,479,157       1,933,506
   Payments on short-term borrowings                                            (1,483,738)     (1,098,159)
   Payments on long-term borrowings                                             (1,498,060)       (724,706)
   Proceeds from common stock issued upon exercise of
      stock warrants                                                                 38,508               -
   Payments to minority interest                                                  (124,405)       (125,230)
   Repurchase of minority interest                                                 (14,000)               -
                                                                             -------------------------------
           Net cash provided by financing activities                              3,807,373         830,385
                                                                             -------------------------------

           Net increase in cash                                                      96,815         133,897

Cash, beginning of year                                                             179,415          45,518
                                                                             -------------------------------

Cash, end of year                                                            $      276,230 $       179,415
                                                                             ==============================

                                (Continued)

PIONEER RAILCORP AND SUBSIDIARIES

YEARS ENDED DECEMBER 31, 1995  AND 1994


                                                                                1995             1994
-----------------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information
   Cash payments for:
      Interest                                                             $      489,986   $      425,091
                                                                           ===============================

      Income taxes, net                                                    $      278,203   $      159,978
                                                                           ===============================

Supplemental Schedule of Noncash Investing
   and Financing Activities
      Railroad acquisitions
        Fair value of assets acquired                                      $      500,000   $    2,458,610
        Cash paid for stock and assets                                          (300,000)        (300,000)
                                                                           -------------------------------
        Liabilities and debt assumed; and stock issued                     $      200,000   $    2,158,610
                                                                           ===============================

      Reconciliation:
        Liabilities assumed                                                $            -   $      222,123
        Debt assumed                                                                    -        1,656,173
        Issuance of common stock 1995 76,190 shares;
           1994 57,500 shares                                                     200,000          280,314
                                                                           -------------------------------
                                                                           $      200,000   $    2,158,610
                                                                           ===============================

      Additional property, equipment and inventory acquired
        upon issuance of common stock 1995 196,353 shares                  $      464,411   $            -
                                                                           ===============================


See Notes to Consolidated Financial Statements.

PIONEER RAILCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



Note 1. Nature of Business and Significant Accounting Policies

Nature of business: Pioneer Railcorp (the "Company") is the parent company of eight active short-line common carrier railroad operations, an equipment leasing company, an aircraft subsidiary, and a service company. The Company and its subsidiaries operate in the following states: Alabama, Arkansas, Illinois, Michigan, Minnesota, Mississippi, and Tennessee.

The Company's active subsidiaries include the following:

   West Michigan Railroad Co.
   Minnesota Central Railroad Co.
   Vandalia Railroad Company
   Decatur Junction Railway Co.
   Alabama & Florida Railway Co.
   Mississippi Central Railroad Co.
   Alabama Railroad Co.
   Fort Smith Railroad Co.
   Pioneer Railroad Equipment Co. Ltd.
   Pioneer Air, Inc.
   Pioneer Railroad Services, Inc.

Pioneer Railroad Equipment Co., Ltd. holds title to a majority of the Company's operating equipment, and Pioneer Air, Inc. holds title to the Company's aircraft. Pioneer Railroad Services, Inc. provides management, administrative and agency services to the Company's subsidiary railroads. All other subsidiaries are active short-line common carrier railroad operations.

Significant accounting policies:

Principles of consolidation: The consolidated financial statements include the accounts of Pioneer Railcorp and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Presentation of cash flows: For the purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. There are no cash equivalents at December 31, 1995 and 1994.

Use of estimates in the preparation of financial statements: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue recognition: Freight revenue, generally derived on a per car basis from the various connecting carriers with whom the Company interchanges, is considered earned at the time a shipment is either delivered to or received from the connecting carrier at the point of interchange.

Inventories: Inventories consisting of various mechanical parts, track materials, locomotive supplies and diesel fuel, are stated at the lower of cost (determined by the average cost method) or market. Inventories are used on a daily basis for normal operations and maintenance.

Property and equipment: Property and equipment is stated at cost. Depreciation is computed principally on a straight-line basis over the following estimated useful lives:

                                                                         Years
                                                                      ----------

Roadbed ....................................................                  20
Transportation equipment ...................................               10-15
Railcars ...................................................               10-15
Buildings ..................................................               20-40
Machinery and equipment ....................................               5-10
Office equipment ...........................................               5-10

Maintenance and repair expenditures, which keep the rail facilities in proper operating condition, are charged to operations as incurred. Expenditures considered to be renewals and betterments are capitalized if such expenditures improve the track conditions and benefit future operations with more efficient use of the rail facilities.

Intangible assets: Intangible assets consist principally of goodwill which is being amortized by the straight-line method over a forty-year period. The Company reviews intangible assets quarterly to determine potential impairment by comparing the carrying value of the intangible with the undiscounted anticipated future cash flows of the related property before interest charges. If future cash flows are less than the carrying value, the Company will determine the fair market value of the property and adjust the carrying value of the intangibles if the fair market value is less than the carrying value.

Long-lived assets: The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed," in March 1995, and this standard was adopted by the Company during 1995 with no material effect on the Company's financial position or results of operations.
SFAS 121 establishes accounting standards for the impairment of long-lived assets, such as property and equipment, certain identifiable intangibles and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. The Company reviews applicable assets on a quarterly basis to determine whether any circumstances or events would indicate an impairment.

Earnings per common and common equivalent share: The earnings per common and common equivalent share were computed by dividing the net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the year for primary earnings per common and common equivalent share. The number of common shares was increased by the number of shares issuable under the stock option plan and stock warrants described in Notes 6 and 9, and this theoretical increase in the number of shares was reduced by the number of shares which were assumed to have been repurchased (20 percent of the outstanding shares at the end of the year) using the proceeds from the exercise of the options and warrants. The repurchase price was assumed to be the average market price per share during the year for primary earnings per common and common equivalent share. The repurchase price was assumed to be the ending market price per share for fully diluted earnings per common and common equivalent share. The remainder of the proceeds was assumed to have been used to reduce debt with the net income adjusted for the interest expense reduction, net of the related income tax effect. Earnings per share information for 1994 has been retroactively restated to reflect the effect of the stock split and warrants.

Income taxes: Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Self-insurance: The Company self-insures a portion of the risks associated with medical expenses incurred by its employees and their dependents. Under the terms of the self-insurance agreement, the Company is responsible for the first $20,000 of qualifying medical expenses per person on an annual basis. The insurance contract with Safeco Life Insurance Company limits the insurance company's coverage to a $2,000,000 maximum lifetime reimbursement per person and specifies that individual claims in excess of $20,000 on an annual basis and total claims exceeding the aggregate excess will be fully covered by Safeco Life Insurance Company, subject to the maximum lifetime reimbursement provision.


Note 2. Property and Equipment

Property and equipment consist of the following:

                                                             December 31,
                                                   -----------------------------
                                                      1995               1994
                                                   -----------       -----------

Land .......................................       $   280,606       $   183,100
Roadbed ....................................         4,840,367         4,175,010
Transportation equipment ...................         1,594,150         1,481,464
Railcars ...................................         8,328,207         3,905,575
Buildings ..................................           687,958           725,592
Machinery and equipment ....................           704,117           612,060
Office equipment ...........................           297,665           253,808
Capital projects ...........................           467,096           117,250
                                                   -----------       -----------
                                                    17,200,166        11,453,859
Less accumulated depreciation ..............         1,979,998         1,225,487
                                                   -----------       -----------
                                                   $15,220,168       $10,228,372
                                                   ===========       ===========

Note 3. Pledged Assets, Notes Payable, and Long-Term Debt

The Company has a $75,000 line of credit with Citizens Bank and Trust Company, Chillicothe, Missouri. The line of credit expires February 1996 and is collateralized by transportation equipment. The Company has no outstanding balance under this line of credit as of December 31, 1995. The balance owed as of December 31, 1994, was $70,000. The line of credit bears interest at 10.5%.

The Company has a $600,000 line of credit with Merrill Lynch Business Financial Services, Inc., Chicago, Illinois. The line of credit expires August 1996 and is collateralized by accounts receivable, inventory and general intangibles. The Company has no outstanding balance under this line of credit at December 31, 1995 or 1994. The line bears interest at prime, as published in The Wall Street Journal, plus 1%.

The Company has a $11,682 and $35,962 unsecured note payable to MINNRAIL, Inc. as of December 31, 1995 and 1994, respectively. This note was assumed as part of the asset acquisition from MNVA Railroad, Inc. The note bears no interest and requires quarterly payments on the basis of revenue carloads received or shipped on the Minnesota Central Railroad Co., a Pioneer Railcorp subsidiary, at the rate of $10 per car.

The Company has various unsecured notes payable totaling $68,651 and $48,198 as of December 31, 1995 and 1994, respectively, for the financing of insurance premiums. These notes are due in monthly installments from $1,761 to $9,907, including interest ranging from 7.75% to 11.1%, with final installments due from April 1996 to August 1996.

Long-term debt at December 31, 1995 and 1994, consists of the following:

                                                                                     1995         1994
                                                                                   ----------   ----------

Mortgage payable,  First of America Bank, due in monthly installments of $3,775, including  interest at 8.5%,  through October 1, 1999. At that date and every five years thereafter,  the interest rate may be adjusted based on the Bank's base rate, final installment due June 2008, collateralized by
   Pioneer Railcorp's corporate headquarters building ..........................   $  425,021   $  433,297
Mortgage payable, Camden National Bank, due in monthly
   installments of $4,304, including interest at 12%, final
   installment due July 2001, collateralized by Alabama
   Railroad Co. real estate and rail facilities ................................      218,850      242,662
Notes payable, Ford Motor Credit Company, due in monthly
   installments  from  $418 to $525,  including  interest  ranging  from 9.5% to
   10.25%, final installments due from July
   2000 to October 2000, collateralized by vehicles ............................       65,703            0
Notes payable, Commerce Bank, due in monthly installments
   from $593 to $646, including interest at 8.5%, final
   installments due January 1998, collateralized by automobiles ................       28,155            0
Notes payable, Norwest Equipment Finance, Inc.,  due in monthly installments of $2,184 to $8,009,  including  interest  ranging from 9.75% to
   10.75%, final installments due from May 2002
   to October 2002, collateralized by railcars .................................    1,059,044            0
Note payable, Keycorp, due in monthly installments of
   $22,744, including interest at 8.86%, final installment
   due December 2003, collateralized by railcars ...............................    1,560,000            0
Note payable, Nations Bank, due in monthly installments
   of $23,305, including interest at 8.75%, final installment
   due December 2002, collateralized by railcars ...............................    1,460,000            0
Notes payable, FBS Leasing, due in monthly installments
   from $510 to $12,998, including interest ranging from
   8.37% to 9.60%, final installments due from August
   2001 to March 2004, collateralized by railcars ..............................    1,337,721    1,447,028
                                                                                   ----------   ----------
Balance carried forward ........................................................   $6,154,494   $2,122,987
                                                                                   ==========   ==========

                                                                                       1995          1994
                                                                                   -----------   -----------

Balance brought forward ........................................................   $ 6,154,494   $ 2,122,987
Note payable, A&F, Inc., due in monthly installments of
   $25,537, including interest at 10%, increasing to 12% during the term, final installment  due October 2001,  collateralized  by track  facilities  of the
   Alabama & lorida Railway Co. ................................................     1,285,600     1,446,954
Notes payable, US Bancorp, due in monthly installments
   from $637 to $11,995,  including  interest  ranging  from 9% to 10.9%,  final installments due from September 2001
   to December 2002, collateralized by railcars ................................     1,935,017       849,918
Notes payable, Concord Commercial Group, due in monthly
   installments from $1,105 to $4,684,  final installments due from June 1998 to
   March 1999, including interest at 9%,
   collateralized by railcars ..................................................       348,578       624,810
Notes payable, Minnesota Valley Bank, due in monthly
   installments of $10,697,  including interest at prime plus 2.00-2.75%,  final installment due December 2001, collateralized by equipment acquired from MNVA
   Railroad, Inc. ..............................................................       236,834       617,004
Note payable, Burling Bank, due in monthly installments
   of  $7,143, final installment due September 2000, plus
   interest at prime plus 2%, collateralized by locomotives ....................       407,143       492,857
Note payable, U.S. Small Business Administration, due in
   monthly installments of $7,577, including interest at 4%,
   final installment due September 2000, collateralized by
   track acquired from MNVA Railroad, Inc. .....................................       391,527       459,672
Note payable, Rail Authority, due in monthly installments
   of $3,975, including interest at 7.5%, final installment
   due January 2011, collateralized by rail line acquired
   from MNVA Railroad, Inc. ....................................................       380,000       380,000
Various notes payable, due in monthly installments from
   $332 to $1,559,  final  installments  due from April 1995 to September ......                       1996,
   including  interest ranging from 7.75% to 16.5%,  collateralized  by vehicles and maintenance
   equipment ...................................................................         4,927        44,452
Note payable, Citizens Bank and Trust Company, due in
   monthly installments of $4,410, including interest at 9.5%,
   final installment due June 1997, collateralized by locomotives ..............        77,480       120,717
Note payable, Kyle Railways, Inc., due in monthly
   installments of $2,630, including interest at 8%, final
   installment due April 1998, unsecured .......................................        66,972        92,073
Note payable, Citizens Bank and Trust Company, due in
   monthly installments of $1,683, including interest at 9%,
   final installment due May 1998, collateralized by railcars                           43,657        59,120
Notes payable, First of America Bank, due in monthly
   installments aggregating $1,206, including interest
   ranging from 6.5% to 6.75%, final installment due
   June 1999, collateralized by automobiles .................                           15,060        55,628
                                                                                  ------------    ----------
                                                                                    11,347,289     7,366,192
Less: Current portion .......................................                       (1,412,552)     (895,482)
                                                                                  ------------    ----------
                                                                                  $  9,934,737    $6,470,710
                                                                                  ============    ==========

Aggregate maturities required on long-term debt as of December 31, 1995, are due in future years as follows:

Years ending December 31,
  1996                                  $ 1,412,552
  1997                                    1,520,645
  1998                                    1,550,576
  1999                                    1,580,925
  2000                                    1,673,039
  Thereafter                              3,609,552
                                        -----------
                                        $11,347,289
                                        ===========


Note 4. Income Tax Matters

The Company and eight of its subsidiaries file a consolidated federal income tax return. Three of the subsidiaries file separate federal income tax returns.

The provision for income taxes charged to operations for the years ended December 31, 1995 and 1994, was as follows:
                                                          1995           1994
                                                      -----------    -----------
Current:
  Federal                                             $   149,781    $   193,226
  State                                                    11,662         12,303
                                                          334,000        193,000
                                                      --------------------------
                                                      $   495,443    $   398,529
                                                      ==========================

The income tax provision differs from the amount of income tax determined by applying the federal income tax rate to pretax income from operations for the years ended December 31, 1995 and 1994, due to the following:

                                                         1995            1994
                                                       -------------------------

   Computed "expected" tax expense                       35.0%             35.0%
   Increase (decrease) in income taxes
      resulting from:
      State income taxes, net of federal tax benefit      4.6               4.5
      Other                                               6.2              (.8)
                                                      --------------------------
                                                         45.8%             38.7%
                                                      --------------------------

The Company and its subsidiaries have Alternative Minimum Tax (AMT) credit carryforwards of approximately $424,000 and $244,000 at December 31, 1995 and 1994, respectively. This excess of AMT over regular tax can be carried forward indefinitely to reduce future federal income tax liabilities. Certain subsidiaries of the Company also have net operating loss carryforwards totaling approximately $704,000 at December 31, 1995, which can be used to offset future taxable income of those subsidiaries. Net operating loss carryforwards expire in the years 2006 and 2007.

Deferred tax assets and liabilities consist of the following components as of December 31, 1995 and 1994:

                                                    1995                1994
                                                 -----------        -----------
Deferred tax assets:
   AMT credit carryforwards ..............       $   424,000        $   244,000
   NOL carryforwards .....................           278,000            177,000
   Restricted stock award ................                 0             79,000
   Other .................................            35,000              5,000
                                                 -----------        -----------
                                                     737,000            505,000
Deferred tax liabilities:
   Property and equipment ................        (1,545,000)          (979,000)
                                                 -----------        -----------
                                                 $  (808,000)       $  (474,000)
                                                 ===========        ===========

The components giving rise to the deferred tax assets and liabilities described above have been included in the consolidated balance sheets as of December 31, 1995 and 1994, as follows:

                                                        1995             1994
                                                      ---------       ---------

Current deferred tax assets ....................      $  35,000       $  16,850
Net noncurrent deferred tax liabilities ........       (843,000)       (490,850)
                                                      ---------       ---------

Net deferred tax liability .....................      $(808,000)      $(474,000)
                                                      =========       =========

Note 5. Retirement Plan

The Company has a defined contribution plan covering substantially all employees, except employees who are members of a union which has bargained separately for retirement benefits. To be eligible for the plan, an employee must be 21 years of age and have completed one year of service. Employees may elect to contribute, on a tax deferred basis, up to 15% of their salary, or $9,240, whichever is least. The Company matches 50% of the first 8% of each employee's contribution. The Company's expense under the plan was $21,413 and $19,312 for the years ended December 31, 1995 and 1994, respectively.


Note 6. Stock Option Plan

On April 12, 1994, the Board of Directors approved a stock option plan under which the Company has granted options to key management, other employees and outside directors for the purchase of 760,000 shares of its common stock, as adjusted for the stock split described in Note 9. The plan was approved by the Company's stockholders on June 11, 1994. The options became exercisable when the Company's stock reached a $4 trading price for a ten day period in July 1995, as specified in the stock option plan. The exercise price is equal to the trading price on the date of the grants and ranges from $1.50 to $3.92 per share. Since the target price was reached by December 31, 1995, in accordance with the provisions of the plan, additional options for 76,000 shares were granted. The exercise price for these options is equal to or greater than the trading price on the date of the grants and ranges from $4.00 to $4.40 per share. None of the outstanding options have been exercised as of December 31, 1995. The options expire at various dates from April 12, 1999 to July 5, 2000.


Note 7. Lease Commitments and Total Rental Expense

On July 7, 1991, the Company, through its wholly-owned subsidiary, Fort Smith Railroad Co., entered into a twenty-year lease, with three twenty-year renewal options, with the Missouri Pacific Railroad Company for 49 miles of rail facilities in Arkansas. The agreement contains numerous requirements, including maintaining existing traffic patterns, repair and replacement of the right of way in the condition it was leased (substantially FRA Class I) and payment of any applicable real estate taxes. The Company is entitled to a fixed rate per car load switched from the Missouri Pacific Railroad Company, as well as 90% of new leases and easements and 50% of existing leases and easements on the property. As long as these lease requirements are met, the Company may continue to operate on the rail facilities without additional lease costs.

The Company, through its wholly-owned subsidiary, Alabama & Florida Railway Co., leases a 2 mile segment of track connecting to the subsidiary's facilities in Andalusia, Alabama, from the Andalusia & Concecuh Railroad Company, Inc. for $375 per month, plus $15 per car on all cars over 300 per year. The Company also bears the cost of all maintenance on the track. The subsidiary also leases the real estate comprising the right of way from Georgiana to Genea, Alabama, from CSX Transportation, Inc. for $1,667 per month.

During September 1993, the Company, through its wholly-owned subsidiary, Decatur Junction Railway Co. (DT), entered into lease agreements, which expire in December 2006, with Cisco Co-Op Grain Company (CISCO) and with Central Illinois Shippers, Inc. (CISI). The Company has an option to renew the CISCO line lease for a ten-year period. The CISCO segment is approximately 13 miles, while the CISI segment is approximately 17 miles in distance; both are located in Illinois and connect via trackage rights on the Illinois Central Railroad. Both leases require DT to perform normalized maintenance on the line and pay $10 per car on all cars over 1,000 per year on each segment.

Vandalia Railroad Company has a lease with the City of Vandalia,  Illinois,  for
3.45 miles of railway. This lease is renewable for ten year periods beginning in September 2003, and the annual lease of $1 is prepaid through September 2003. Lease payments will be equal to $10 per loaded railcar handled in interchange beginning with the first renewal period in September 2003.

In November 1994, in conjunction with the purchase of its corporate office building, the Company assumed a land lease for the property on which the building is located. This twenty-five year lease is renewable for five successive periods of five years with annual rents equal to ten percent of the appraised value of the land, payable in monthly installments, and with appraisal value reviews every five years following the origination date. The Company is responsible for costs of maintenance, utilities, fire protection, taxes and insurance.

The total minimum rental commitment as of December 31, 1995, is due in future years as follows:

   Years Ending December 31,
       1996                                                        $      38,604
       1997                                                               38,604
       1998                                                               38,604
       1999                                                               38,604
       2000                                                               38,604
       Thereafter                                                        333,819
                                                                   -------------
       Total minimum future payments                               $     526,839
                                                                   =============

The total rental expense incurred under the leases was $55,109 and $73,764 for the years ended December 31, 1995 and 1994, respectively.


Note 8. Purchases of Railroad Facilities

In July 1995, the Company, through its wholly-owned subsidiary, West Michigan Railroad Co., signed an agreement with the Trustee of the Southwestern Michigan Railroad Company, Inc., d/b/a Kalamazoo, Lakeshore & Chicago Railroad (KLSC) to purchase all of the tangible assets of KLSC. This acquisition was made by the Company for $300,000 cash and the issuance of 76,190 shares of common stock, at $2 5/8 per share, for a total acquisition cost of $500,000.

In December 1994, the Company, through its wholly-owned subsidiary, Minnesota Central Railroad Co., acquired certain assets of MNVA Railroad, Inc. The purchase was consummated through the assumption of debt totaling $1,656,173.

In October 1994, the Company acquired all the outstanding common stock of the Vandalia Railroad Company in exchange for $300,000 cash, the assumption of liabilities of $222,123, and the issuance of 57,500 shares of $.001 par value common stock, at $4 7/8 per share, for a total acquisition cost of $802,437. The excess of the acquisition cost over the fair value of the net assets acquired was allocated to goodwill and is being amortized over 40 years by the straight-line method.

Operating results of these companies are included in the consolidated statements of income from the date of acquisition.

Unaudited pro forma consolidated results of operations for the year ended December 31, 1994, as though Minnesota Central Railroad Co. and Vandalia Railroad Company had been acquired as of January 1, 1994, follows:

Railway operating revenue ...............................             $7,919,905
Net income ..............................................                441,068
Earnings per common share ...............................                   0.09

The above amounts reflect adjustments for amortization of goodwill, additional depreciation on revalued purchased assets, and interest on borrowed funds.

To include the results of operations of West Michigan Railroad Co. from January 1, 1994 to the date of acquisition, would not have a significant effect on the consolidated results of operations for the years ended December 31, 1995 and 1994.


Note 9. Stock Split and Stock Warrants Issued as Dividends

On May 16, 1995, the Board of Directors authorized a 2 for 1 stock split payable to shareholders of record on June 30, 1995. In addition, on June 24, 1995, the shareholders ratified an amendment to the Articles of Incorporation authorizing the issuance of stock warrants as a dividend to shareholders immediately after the stock split. Each shareholder received one warrant for each share of stock owned. Each warrant permits shareholders to purchase an additional share of stock at a predetermined price of $2 per share. Stock acquired by exercise of each warrant must be held for a one year period of time. The warrants expire July 1, 2015.

Note 10. Minority Interest in Subsidiaries

Three of the Company's subsidiaries have preferred stock outstanding. This stock is accounted for as minority interest in subsidiaries and dividends on the stock are accounted for as a current expense.

Following is a summary of the minority interest in subsidiaries as of December 31, 1995 and 1994:

                                                                                       1995          1994
                                                                                ----------------------------

Preferred stock of Alabama Railroad Co. .....................................
   Par value - $1,000 per share
   Authorized - 700 shares
   Issued and  outstanding  - 427 and 432 shares  (cumulative 12%
     dividend; callable at Company's option at 150% of face value)
     at December 31, 1995 and 1994, respectively ............................   $     427,000   $    432,000
Preferred stock of Alabama & Florida Railway Co. ............................
   Par value - $1,000 per share
   Authorized - 500 shares
   Issued and  outstanding  - 423 and 431  shares  (cumulative 9% dividend;
     callable at Company's option after June 22, 1995, at 150% of face value)
     at December 31, 1995 and 1994, respectively ............................         423,000        431,000
                                                                                ----------------------------
Preferred stock of Mississippi Central Railroad Co.
   Par value - $1,000 per share
   Authorized - 1,000 shares
   Issued and  outstanding  - 345 and 346 shares  (cumulative  10%  dividend;
     convertible  at a rate of $10 per common  share,  callable at  Company's option after March 1, 1996, at 110%
     of face value) at December 31, 1995 and 1994, respectively .............         345,000        346,000
                                                                                 ---------------------------
                                                                                 $  1,195,000   $  1,209,000
                                                                                 ===========================


Note 11. Commitments and Contingencies

Commitments: In December 1993, the Company entered into a five-year executive employment contract with the Company's president. The five-year agreement provides for a base salary with annual inflation adjustments based upon the Consumer Price Index. Should the Company acquire or form additional railroads, the base salary will increase $25,000 for the acquisition of railroads of 125 miles or less, and $50,000 for railroads over 125 miles. Should the president's employment be terminated, the contract requires a lump sum payment equal to three years of his then current salary. Should the president retire, he is entitled to a lump sum payment of one year's salary.


In September 1995, the Company entered into an agreement to purchase 21 railcars for $546,000. The Company has secured financing for this purchase through a loan agreement with Norwest Equipment Finance, Inc. These railcars were delivered to the Company in February 1996.

Contingencies: In the course of its business, the Company's subsidiaries experience crossing accidents, employee injuries, delinquent or disputed accounts and other incidents, which give rise to claims that may result in litigation. Management vigorously pursues settlement of such claims, but at any one time, some such incidents, which could result in lawsuits by and against the Company and its subsidiary railroads, remain unresolved. Management believes it has valid claims for, or good defenses to, these actions. Management considers such claims to be a routine part of the Company's business and, as of the date of this statement, management believes that no incident has the potential to result in a liability that would materially effect the Company's consolidated financial position or results of operations.

Note 12. Fair Value of Financial Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 107 (SFAS 107), "Disclosures About Fair Value of Financial Instruments," in December 1991 and this standard was adopted by the Company during 1995 with no effect on the Company's financial position or results of operations. SFAS 107 establishes disclosure standards for the fair value of financial instruments. The following disclosures of the estimated fair value of financial instruments are made in accordance with the requirements of SFAS 107. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

    The carrying value of cash, notes payable and variable rate long-term debt approximates fair value.

    The remaining carrying value of fixed rate long-term debt collectively approximates fair value based upon the similarity of interest rates negotiated on debt instruments in 1995 as compared to existing interest rates.


Note 13. Subsequent Events

On March 12, 1996, the Company acquired 126,380 of the outstanding 189,430 shares of common stock of KNRECO, Inc., d/b/a Keokuk Junction Railway, for $16.50 per share, and has offered to purchase the remaining outstanding shares at the same purchase price.

Additionally, the Company has secured a $2,500,000 line of credit with Citizens Bank and Trust Company of Chillicothe, Missouri. This credit facility was used to finance the acquisition of the KNRECO, Inc. stock. Borrowings under the line of credit are collateralized by the common stock of two subsidiaries: the Alabama Railroad Co. and Mississippi Central Railroad Co.

The Company, through its newly formed subsidiary, Columbia & Northern Railway Co., also entered into a lease agreement with the Marion County Railroad Authority for 28.78 miles of railway. This lease has an initial term of ten years and is renewable for five additional ten year periods, with an annual rental of $1.

Item 8. Changes In and Disagreements With Accountants on Accounting Financial Disclosure

None.


PART III

Item 9.  Directors and Executive Officers of the Registrant

Set forth below are the names and ages of all the directors and executive officers of the Registrant and the positions and offices held by such persons as of December 31, 1995.

    Name (Age)                               Position
-----------------------            -------------------------------
Guy L. Brenkman (48)               Director (Chairman) & President
Orvel L. Cox (53)                  Director
John P. Wolk (46)                  Director and Treasurer
John S. Fulton (62)                Director
J. Michael Carr (32)               Director and Assistant Treasurer
Daniel A. LaKemper (38)            Secretary

All of the above Directors and Officers were elected at the Tenth Annual Meeting of the Stockholders (and the board meeting which followed) on June, 24 1995 to serve until the next annual meeting. There is no family relationship between any officer or director.

Information about Directors and Executive Officers

Mr. Brenkman, Chairman of the Board of Directors and President of Pioneer Railcorp and its subsidiaries was the incorporator of the Company and has been a member of the Board of Directors and President of the Company since its formation. Mr. Brenkman's past business experience includes real estate sales and management, securities sales, and seven years of operational railroad industry experience before managing the day to day railroad operations of Pioneer in 1988. Mr. Brenkman, acting as agent of the Issuer conducted the public offering of Pioneer Railcorp, which raised its initial capital, and secondary capital for expansions.

Mr. Cox, Director, also serves as same for each of the Company's subsidiaries and Chief Mechanical officer for same. Mr. Cox has 36 years of active railroading experience with 31 of those years working for Class I railroads. Mr. Cox has been a director and officer of Pioneer Railcorp since it's inception and has been involved in all phases of the development and growth of the Company.

Mr. Wolk, Director and Treasurer for Pioneer Railcorp, was elected to the Board in 1991. Mr. Wolk is Director of Distribution for Kimball International and previously spent seventeen years with Peabody Coal Company, most recently as Vice President-Treasurer & Controller. Mr. Wolk holds an MBA-Finance from St. Louis University and a BS-Business Administration from the University of Missouri.

Mr. Fulton, Director, was elected to the Board in 1993. Mr. Fulton has 17 years experience in the real estate business concentrating in retail sales, real estate development and appraising. Mr. Fulton's previous positions include Industrial Appraising (6 years) with Cole, Layer Trumble of Dayton, Ohio, and 5 years with Pepsi-Cola. Mr. Fulton holds a BS degree in Public Administration from Bradley University in Peoria, Illinois.

Mr. Carr, Assistant Treasurer, also serves as Treasurer for each of the Company's subsidiaries and Chief Financial Officer for same. Mr. Carr has .been employed by the Company since March 1993. Before joining the Company, Mr. Carr worked in public accounting and banking for seven years, most recently as Controller for United Federal Bank. Mr. Carr is a CPA and holds a BS-Accounting from Illinois State University, Normal, Illinois.

Mr. LaKemper, Secretary, also serves as same for each of the Registrant's subsidiaries. Mr. LaKemper is the Company's General Counsel and serves as same for each of the Company's subsidiaries. Mr. LaKemper has been employed by the Company since May 1992. Before joining the Company, Mr. LaKemper practiced law since 1982 working in solo private practice and, most recently, as General Counsel for a manufacturing concern. Mr. LaKemper holds a Juris Doctorate from Creighton University School of Law in Omaha, Nebraska and a BS-History from Bradley University in Peoria, Illinois.

Item 10.  Executive Compensation

Summary Compensation Table
------------------------------------

                            Annual
                         Compensation        Long Term Compensation
                       --------------- -------------------------------------
                                                    Options/      Other
  Name & Position      Year    Salary  Stock Award    SARs    Compensation
--------------------   ----   -------- -----------  --------  --------------
Guy L. Brenkman, CEO   1995   $310,546          0     37,000      $4,500 (a)
                       1994   $227,609          0    150,000      $4,500 (a)
                       1993   $206,925   $125,000

(a) - Registrant's contribution to the Company's defined contribution plan.


Option/SAR Grants in Last Fiscal Year
----------------------------------------------

                                     % of Total
                                     Options Granted
                                     to Employees
                       Options       in the Fiscal    Exercise   Expiration
Name                   Granted       Year             Price          Date
---------              -------       -----------      ----------  -----------

Guy L. Brenkman - CEO   20,000            8%             $3.92      6/16/00
Guy L.B renkman - CEO   17,000            7%             $4.40       7/5/00


Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values
--------------------------------------------------------------------------------

                                                                     Value of
                                                                   Unexercised
                                            Number of Securities   In-the Money
                                           Underlying Unexercised  Options/SARs
                               Options/SAR  Options/SARs at FY-E    At FY-End
              Shares Acquired     Value         Exercisable/       Exercisable/
Name           On Exercise       Realized      Unexercisable       Unexercisble
----          ---------------  ----------- ---------------------- --------------

Guy Brenkman,
  CEO               0              0            167,000/ 0          $202,500/0

In December 1993, the Company entered into a five-year executive employment contract with the Company's president. The five-year agreement provides for a base salary with annual inflation adjustments based upon the Consumer Price Index. Should the Company acquire or form additional railroads, the base salary will increase $25,000 for the acquisition of railroads of 125 miles or less, and $50,000 for railroads over 125 miles. At December 31, 1995, the president's base salary was $271,625. Should the president's employment be terminated, the contract requires a lump sum payment equal to three years of his then current salary. Should the president retire, he is entitled to a lump sum payment of one year's salary.

Director's of the Registrant each were compensated $1,000 in 1995.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information, as of March 26, 1996, the beneficial ownership of all directors and officers of the Company as a group. These figures include shares of Common Stock that the executive officers have the right to acquire within 60 days of March 26, 1996 pursuant to the exercise of stock options and warrants.

Title of Class:  Common Stock ($.001 par value)

                                          Beneficial        Percent
         Name Of Beneficial Owner         Ownership         Of Class
         ------------------------         ----------        --------

          Guy L. Brenkman (2.)             3,478,858         37.4%
          Orvel L. Cox (3.)                  234,806          2.5%
          Daniel A. LaKemper (4.)            144,054          1.6%
          John P. Wolk (5.)                  144,000          1.6%
          John S. Fulton (6)                  42,000           .5%
          J. Michael Carr (7)                 67,716           .7%
                                           ---------        ------
          Directors and Executive
            Officers as a Group:           4,111,434         44.3%(1)

FOOTNOTES:

(1) Based on 9,303,657 shares of Common Stock and Equivalents outstanding as of March 25, 1996. (2) Of the total number of shares shown as owned by Mr.
Brenkman, 60,606 shares represent the number of shares Mr. Brenkman has the right to acquire within 60 days upon the exercise of options granted under the Company's 1994 Stock Option Plan, and 1,740,800 shares represent the number of shares Mr. Brenkman has the right to acquire within 60 days through the exercise of Warrants. Mr. Brenkman owns all shares in joint tenancy with his wife. In addition 7,052 shares are held by Mr. Brenkman under the Pioneer Railcorp Retirement Savings Plan and 2,340 shares are held by Mr. Brenkman's wife, in which he disclaims beneficial ownership. (3) Of the total number of shares shown as owned by Mr. Cox, 66,666 shares represent the number of shares Mr. Cox has the right to acquire within 60 days upon the exercise of options granted under the Company's 1994 Stock Option Plan, and 101,770 shares represent the number of shares Mr. Cox has the right to acquire within 60 days through the exercise of Warrants. In addition 1,500 shares are held by Mr. Cox under the Pioneer Railcorp Retirement Savings Plan. Mr. Cox's shares are owned in joint tenancy with his wife. Mr. Cox and his wife own one Preferred Share in the Mississippi Central Railroad Co. (4) Of the total number of shares shown as owned by Mr. LaKemper, 66,666 shares represent the number of shares Mr. LaKemper has the right to acquire within 60 days upon the exercise of options granted under the Company's 1994 Stock Option Plan, and 40,000 shares represent the number of shares Mr. LaKemper has the right to acquire within 60 days through the exercise of Warrants. In addition 388 shares are held by Mr. LaKemper under the Pioneer Railcorp Retirement Savings Plan. Mr. LaKemper's shares are owned in joint tenancy with his wife. (5) Of the total number of shares shown as owned by Mr. Wolk, 22,000 shares represent the number of shares Mr. Wolk has the right to acquire within 60 days upon the exercise of options granted under the Company's 1994 Stock Option Plan, and 61,000 shares represent the number of shares Mr. Wolk has the right to acquire within 60 days upon the exercise of Warrants. Mr. Wolk has 60,000 shares held in joint tenancy with his wife. Mr. Wolk and his wife jointly own ten Preferred Shares of the Alabama Railroad Co. (6) Of the total number of shares shown as owned by Mr. Fulton, 22,000 shares represent the number of shares Mr. Fulton has the right to acquire within 60 days upon the exercise of options granted under the Company's 1994 Stock Option Plan, and 10,000 shares represent the number of shares Mr. Fulton has the right to acquire within 60 days upon the exercise of Warrants. (7) Of the total number of shares shown as owned by Mr. Carr, 66,666 shares represent the number of shares Mr. Carr has the right to acquire within 60 days upon the exercise of options granted under the Company's 1994 Stock Option Plan, and 1,000 shares represent the number of shares Mr. Carr has the right to acquire within 60 days through the exercise of Warrants.

There are no shareholders known by the Registrant to be beneficial owners of more than 5% of its outstanding common stock other than Mr. Brenkman.

Item 13.  Exhibits and Reports on Form 8-K

Exhibit # 3(I) - Articles of Incorporation of the Company (incorporated by reference to Exhibit 1 of the Company's registration statement of Form S-3 filed July 7, 1995, amended August 30, 1995, September 20, 1995 and
September 25, 1995).

Exhibit # 3(ii) - Bylaws of the Company (incorporated by reference to Exhibit #2 of the Company's registration statement on Form S-8 filed January 31, 1996.)

Exhibit # 10.1 - Credit Agreement, dated March 8, 1996, between the Company and Citizens Bank and Trust Company, Chillicothe , Mo.

Exhibit # 10.2 - Exhibits to Credit Agreement, dated March 8, 1996, between the Company and Citizens Bank and Trust Company, Chillicothe , Mo.

Exhibit # 10.3 - Purchase agreement, dated March between the Company and John Warfield, regarding the Company's purchase of controlling interest in KNRECO, Inc., d/b/a Keokuk Junction Railway

Exhibit # 10.4 - 1994 Stock Option Plan for Pioneer Railcorp, (incorporated by reference to Exhibit #3 of the Company's registration statement on Form S-8 filed January 31, 1996).

Exhibit # 10.5 - Form of incentive stock option under the 1994 Stock Option Plan for Pioneer Railcorp (incorporated by reference to Exhibit #4 of the Company's registration statement on Form S-8 filed January 31, 1996).

Exhibit # 10.6 - Form of option agreement for non-employee Directors under the 1994 Stock Option Plan for Pioneer Railcorp (incorporated by reference to Exhibit #5 of the Company's registration statement on Form S-8 filed January 31,
1996).

Exhibit # 10.7 - Executive Contract (incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 1994, filed March 31, 1995, amended August 31, 1995 and September 20, 1995).

Exhibit # 21 - Subsidiaries of the registrant.

Exhibit # 27 - Financial Data Schedule.

The following reports were filed on Form 8-K during the fourth quarter 1995:

(1) Form 8-K filed November 21, 1995 regarding the purchase of 150 covered hoppers from Norfolk and Western Railway Company.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIONEER RAILCORP
(Registrant)


By:/s/ Guy L. Brenkman
   ----------------------------------------
   Guy L. Brenkman, Director, President and
   Chief Executive Officer

Dated: March 27, 1996
       ------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:/s/ J. Michael Carr
   ----------------------------------------
   J. Michael Carr, Assistant Treasurer,
   Chief Financial Officer and Director

Dated: March 27, 1996
       ------------------------------------


By: /s/ Orvel Cox
   ----------------------------------------
   Orvel Cox, Director

Dated: March 27, 1996
       ------------------------------------


By: /s/ John Fulton
    ---------------------------------------
    John Fulton, Director

Dated: March 27, 1996
       ------------------------------------