Form 10QSB
period 1996-03-31
PIONEER RAILCORP
filed 1996-05-15
CIK 796374

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

       Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
                              Exchange Act of 1934

                      For the quarter ended March 31, 1996

                        Commission File Number 33-6658-C

                                Pioneer Railcorp
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

              Iowa                                               37-1191206
- -------------------------------                             -------------------
(State or other jurisdiction of                             (IRS Employer ID #)
 incorporation or organization)

    1318 S. Johanson Rd Peoria, IL                               61607
- ----------------------------------------                       --------
(Address of principal executive offices)                      (Zip code)


                   Registrant's telephone number: 309-697-1400

           Securities registered pursuant to Section 12(g) of the Act:

 Title of each Class               Name of each  exchange  on which registered
- ---------------------              ---------------------------------------------
Common Stock, Class A                        NASDAQ, Chicago Stock Exchange


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO.


                                    4,511,043
             ------------------------------------------------------
             (Shares of Common Stock outstanding on March 31, 1996)

                        PIONEER RAILCORP AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                      Quarter ended March 31, 1996 and 1995

                                    UNAUDITED

                                                              First Quarter
                                                       ------------------------
                                                          1996          1995
                                                       ----------    ----------

Operating revenue ..................................   $2,450,441    $1,940,600
                                                       ----------    ----------

Operating expenses
   Maintenance of ways .............................      201,518       187,655
   Maintenance of equipment ........................      279,920       257,975
   Transportation expenses .........................      455,289       422,716
   Administrative expenses .........................      615,457       471,762
   Depreciation  & amortization ....................      314,576       208,674
                                                       ----------    ----------
Total operating expenses ...........................    1,866,761     1,548,783

Operating income ...................................      583,680       391,817
                                                       ----------    ----------

Other income & expense
   Other (income) expense ..........................      (59,433)      (62,898)
   Interest expense, equipment .....................      200,167        89,480
   Interest expense, other .........................       87,267        76,456
   Net (gain) loss on fixed assets .................      (29,505)       (4,050)
                                                       ----------    ----------

Total other income & expense .......................      198,496        98,988
                                                       ----------    ----------

Net income before income taxes .....................      385,184       292,829

Provision for income taxes .........................      142,400       111,300
                                                       ----------    ----------

Income before minority interest in preferred
   stock dividends of consolidated subsidiaries ....      242,784       181,529

Minority interest in preferred stock dividends of
    consolidated subsidiaries ......................       31,308        31,308
                                                       ----------   -----------
Net income available to
    common stockholders ............................   $  211,476    $  150,221
                                                       ==========    ==========


Earnings per share .................................   $        0    $        0
                                                       ==========    ==========

Weighted average number of
common shares outstanding ..........................    8,385,796     7,552,951
                                                       ==========    ==========

                        PIONEER RAILCORP AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      March 31, 1996 and December 31, 1995

                                    UNAUDITED

                                                            March 31     December 31
                                                             1996           1995
                                                          -----------    -----------
Current Assets
   Cash ...............................................   $   669,174    $   276,230
   Accounts receivable, less allowance
     for doubtful accounts (1996 $26,892; 1995 $14,000)     2,110,176      1,283,124
   Inventories ........................................       439,210        287,772
   Prepaid expenses ...................................        99,929        123,609
   Income tax refund claims ...........................        86,615         50,998
   Deferred taxes .....................................        35,000         35,000
                                                          -----------    -----------
        Total current assets ..........................     3,440,103      2,056,733
                                                          -----------    -----------

Property and Equipment
   Land ...............................................       432,110        280,606
   Railroad facilities ................................     8,247,660      4,840,367
   Locomotives & transportation equipment .............     1,930,836      1,594,150
   Leasehold improvements .............................        28,776         14,614
   Buildings ..........................................       858,344        673,344
   Machinery and equipment ............................       853,986        704,117
   Office equipment and computers .....................       330,094        297,665
   Railcars ...........................................     9,409,781      8,328,206
   Capital projects in progress .......................       478,200        467,096
     Less accumulated depreciation ....................    (2,283,441)    (1,979,998)
                                                          -----------    -----------
        Total property and equipment ..................    20,286,346     15,220,169
                                                          -----------    -----------

Intangible assets, less accumulated amortization ......       626,168        637,301
  1996 $111,628; 1995 $66,887
Other assets ..........................................         9,479          9,729
                                                          -----------    -----------
Total Assets ..........................................   $24,362,096    $17,923,932
                                                          ===========    ===========
Current Liabilities
   Accounts payable ...................................   $ 2,719,101    $ 1,115,241
   Notes payable ......................................       309,560         80,333
   Income taxes payable ...............................       123,885         17,367
   Current maturities of long-term debt ...............     1,827,054      1,412,552
   Accrued liabilities ................................       538,153        354,834
                                                          -----------    -----------
        Total current liabilities .....................     5,517,753      2,980,327
                                                          -----------    -----------

Long-term debt ........................................    12,785,234      9,934,737
Deferred income taxes .................................     1,618,476        843,000
                                                          -----------    -----------
        Total liabilities & debt ......................    19,921,463     13,758,064
                                                          -----------    -----------

Minority interest in subsidiaries .....................     1,195,000      1,195,000

Stockholders' Equity
   Common stock .......................................         4,510          4,487
   Additional paid-in capital .........................     1,881,610      1,832,353
   Retained earnings ..................................     1,359,514      1,134,028
                                                          -----------    -----------
        Total stockholders' equity ....................     3,245,633      2,970,868
                                                          -----------    -----------

Total Liabilities and Equity ..........................   $24,362,096    $17,923,932
                                                          ===========    ===========

                        PIONEER RAILCORP AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      Quarter Ended March 31, 1996 and 1995

                                    UNAUDITED

                                                                      First Quarter
                                                                 -----------------------
                                                                   1996          1995
                                                                 ---------     ---------
Cash Flows From Operating Activities
Net income ..................................................    $ 211,476     $ 150,222
Adjustments to reconcile net income to net cash
provided by operating activities:
          Minority interest in preferred stock dividends of
            consolidated subsidiaries .......................       31,308        31,308
          Depreciation ......................................      303,444       199,733
          Amortization ......................................       11,132         8,941
          (Gain) on sale of property & equipment ............      (29,505)       (4,050)
          Deferred taxes ....................................          -0-           -0-
Change in assets and liabilities, net of effects from
          acquisition of subsidiaries
          (Increase) decrease accounts receivable ...........      (61,720)      (88,211)
          (Increase) decrease inventories ...................       (6,188)        2,356
          (Increase) decrease prepaid expenses ..............       57,385        31,779
          (Increase) decrease other assets ..................          249      (108,136)
          Increase (decrease) accounts payable ..............      213,389       103,403
          (Increase) decrease income tax refund claims ......       50,998
          Increase (decrease) income tax payable ............      106,518        21,545
          Increase (decrease) accrued liabilities ...........       65,148        74,628
                                                                ----------     ---------
          Net cash provided by operating activities .........      953,634       423,518
                                                                ----------     ---------

Cash Flows From Investing Activities
          Proceeds from sale of property & equipment ........          -0-        24,400
          Purchase of property & equipment, net of property
               and equipment from acquisition of subsidiaries     (714,690)     (703,635)
          Acquisition of subsidiaries, net of cash acquired .   (2,786,882)          -0-
                                                                ----------    ----------
          Net cash (used in) investing activities ...........   (3,501,572)     (679,235)
                                                                ----------    ----------

Cash Flows From Financing Activities
          Proceeds from short-term borrowings, net of debt
             assumed in acquisition of subsidiaries .........      278,438       143,500
          Proceeds from long-term borrowings, net of debt
             assumed in acquisition of subsidiaries .........    3,046,000       566,613
          Payments on short-term borrowings .................      (49,212)      (32,151)
          Payments on long-term borrowings ..................     (358,084)     (222,779)
          Repurchase of preferred stock .....................                        -0-
          Proceeds from warrants exercised ..................       41,040
          Payments to minority interest .....................      (17,300)      (17,300)
                                                                ----------    ----------
          Net cash provided by financing activities: ........    2,940,882       437,883
                                                                ----------    ----------

Net increase (decrease) in cash .............................      392,944       182,166

Cash, beginning of period ...................................      276,230       179,415
                                                                ----------    ----------

Cash, end of period .........................................      669,174       361,581
                                                                ==========    ==========

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

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principals of consolidation:

The consolidated financial statements include Pioneer Railcorp (Pioneer) and its wholly-owned and controlled subsidiaries which are as follows: West Michigan Railroad Co. (WJ), Wabash & Western Railway Co. (WGRY), Fort Smith Railroad Co.
(FSR), Alabama Railroad Co. (ALAB), Mississippi Central Railroad Co. (MSCI), Alabama & Florida Railway Co., Inc. (AF), Decatur Junction Railway (DT), Vandalia Railroad Company (VRRC), Minnesota Central Railroad Co.(MCTA), Keoukuk Junction Railway Co. (KJRY) formerly KNRECO, Inc., Pioneer Railroad Equipment Co., Ltd. (PREL), Pioneer Railroad Services, Inc. (PRSI), and Pioneer Air, Inc.
(PAR). All significant intercompany balances and transactions have been eliminated in consolidation.

Inventories:

Inventories   consisting  of  various  mechanical  parts,  track  materials  and locomotive supplies are stated at the lower of cost (determined by the average cost method) or market.

Property and equipment:

Property and equipment is stated at cost. Depreciation is computed principally on a straight-line basis over the following estimated useful lives:

Roadbed  - 20 years
Transportation  equipment - 10 to 15 years
Railcars - 10 to 15 years
Buildings - 20 to 40 years
Machinery and equipment - 5 to 10 years
Office  equipment - 5 to 10 years

Maintenance and repair expenditures, which keep the rail facilities in proper operating condition, are charged to operations as incurred. Expenditures considered to be renewals and betterments are capitalized if such expenditures improve track conditions and benefit future operations with more efficient use of rail facilities.

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

Earnings per common and common equivalent share:

Primary and fully diluted earnings per common share were computed by dividing net income by the weighted average number of shares of common stock and common stock equivalent outstanding at the end of the respective periods under the Treasury Stock Method. Earnings per share information for 1995 has been retroactively restated to reflect the effect of the stock split and warrants described in Note 5 below.

NOTE 3.   ESTIMATED IMPACT OF THE ADOPTION OF RECENT ACCOUNTING  STANDARDS

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


NOTE 4.   STOCK OPTION PLAN

On April 12, 1994, the Company adopted, with the subsequent approval of its shareholders, a stock option plan permitting the issuance of up to 836,000 shares of common stock. Options granted under the plan are incentive based. When Pioneer Railcorp common shares reached a closing price of $4.00 per share, or higher, for any consecutive 10-day period, as reported in the Wall Street Journal, the options were exercisable at the market price of the common shares at the date the options were granted, in whole or in part, at any time for five years after vesting. The conditions for their vesting were met on July 5, 1995 and the effect on earnings per share has been reflected in the accompany financial statements. None of the outstanding options have been exercised as of March 31, 1996.

NOTE 5.   STOCK SPLIT AND STOCK WARRANTS ISSUED AS DIVIDENDS

On May 16, 1995 the Board of Directors authorized a 2 for 1 stock split to shareholders of record June 30, 1995, payable July 1, 1995. In addition, on June 24, 1995 the shareholders ratified an amendment to the Articles of Incorporation authorizing the issuance of stock warrants as a dividend to shareholders immediately after the stock split. Each shareholder received one warrant for each share of stock owned. Each warrant permits shareholders to purchase an additional share of stock at a predetermined price of $2 per share. The warrants expire on July 1, 2015, and the effect of the warrants on earnings per share has been reflected in the accompanying financial statements. Earnings per share information for 1995 has been retroactively restated to reflect the effect of the stock split and warrants. As of March 31, 1996, a total of 39,774 warrants had been exercised.

NOTE 6. MINORITY INTERESTS IN SUBSIDIARIES

Three of the Company's subsidiaries have preferred stock outstanding. This stock is accounted for as minority interest in subsidiaries and dividends on the stock are accounted for as a current expense.

NOTE 7. PURCHASE OF RAILROAD FACILITIES

On March 12, 1996, the Company purchased 176,675 shares of the common stock of KNRECO, Inc., (an Iowa corporation d.b.a. Keokuk Junction Railway hereinafter "KNRECO") from the shareholders, for $16.50 per share. This represents approximately 93% of the outstanding common stock of KNRECO. Operating results of KNRECO are included in the consolidated statements of income from the date of acquisition.

Unaudited pro forma consolidated results of operations for the quarter ended March 31, 1996 and 1995, as though KNRECO had been acquired as of January 1st of each period follows:

                                                        1996              1995
                                                     ----------       ----------

Operating revenue ............................       $2,870,000       $2,648,000
Income from continuing operations ............          520,000          469,000
Net income ...................................          157,000          250,000
Earnings per share ...........................       $      .03       $      .04

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

The Company operated the following nine railroads during the third quarter of 1995: West Michigan Railroad Co. (WJ), Fort Smith Railroad Co. (FSR), Alabama Railroad Co. (ALAB), Mississippi Central Railroad Co. (MSCI), Alabama & Florida Railway Co. (AF), Decatur Junction Railway Co. (DT), Vandalia Railroad Company
(VRRC),  Minnesota Central Railroad Co. (MCTA),  and Keokuk Junction Railway Co.
(KJRY) . The Company also operated three railroad-related subsidiaries, Pioneer Railroad Equipment Co., Ltd. (PREL), Pioneer Railroad Services, Inc. (PRSI), and Pioneer Air, Inc (PAR).

The Company's net income in the first quarter 1996 increased by 41% to $211,400 up from $150,000 for the same period last year. Operating revenues in the first quarter 1996 increased by $510,000 or 27% to $2.5 million from $2.0 million during the same period last year. Operating expenses increased in the first quarter 1996 by $300,000, or 21%, to $1.9 million from $1.6 million for the same period last year. Operating income increased in the first quarter 1996 by $191,900 or 49% to $583,700 from $391,800 for the same period last year.

Operating Revenues:

Operating revenues increased in the first quarter 1996 by $500,000 or 27%, to $2.5 million from $2.0 million in the first quarter 1995. The increase in operating revenues is attributable to the growth of the Company's railcar fleet and the revenues generated from the Keokuk Junction Railway Co., which began operations under Pioneer Railcorp ownership on March 13, 1996. Carhire revenues from the Company's railcar fleet (approximately 750 cars at 3/31/96) increased by $200,000 or 56%, to $555,000 from $355,000 in the prior year. In addition revenues generated from leasing railcars and excess locomotives to non-affiliated entities provided an additional $130,000 in revenues in the first quarter 1996; the Company was not significantly involved in this activity in the first quarter 1995. The Keokuk Junction Railway contributed $140,000 in operating revenues from the period March 13-31, 1996. The loss of the West Jersey Railroad lease in April 1995 and it's subsequent operation of the former KLSC railroad as the West Michigan Railroad, had an immaterial affect on operating revenues.

The remaining operating subsidiaries had constant overall revenues in the first quarter 1996 compared to the same period last year.

Operating Expenses:

Operating expenses increased in the first quarter 1996 by $300,000 or 21%, to $1.9 million from $1.6 million in the same period last year. This increase primarily resulted from the additional depreciation expense of $90,000 as a result of the Company's railcar fleet growth, increases in administrative expense of $120,000 resulting from the addition of support personnel and other overhead incurred as a result of current and anticipated future growth of the Company. In addition, the Keokuk Junction incurred $95,000 of operating expense during its operations in March of 1996. The loss of the West Jersey Railroad lease in April 1995 and it's subsequent operation of the former KLSC railroad as the West Michigan Railroad, had an immaterial effect on operating expenses in 1996.

The remaining operating subsidiaries had constant overall operating expenses in the first quarter 1996 compared to the same period last year.

Other Income and Expense Income Statement Line Item Discussion:

Equipment interest expense increased $110,000, or 124% to $200,000 compared to $90,000 in the same period last year. All of this increase is a result of financing activities for the Company's railcar acquisitions.

Net gain on fixed asset dispositions of $29,505 in the first quarter 1996 resulted form the sale of 5.36 miles of Alabama Railroad Co. right of way. The real estate was not located on an active part of the rail line.

Liquidity and Capital Resources:

The Company primarily uses cash generated from operations to fund working capital needs and relies on long-term financing for railcars, new operating subsidiaries, and other significant capital expenditures.

The Company has $800,000 in unused working capital facilities available at the end of the first quarter 1996. In addition, the Company has seen the market value of its railcar fleet increase significantly over the last several years. This increase in value has resulted from the short supply of railcars compared to the increased demand for their use. The Company believes it could refinance part of its railcar fleet with an asset based lender and generate up to $1 million in cash .

On July 1, 1995, the Company's stock split and warrant issuance became payable to shareholders. The 2 for 1 stock split increased the number of shares issued and outstanding from 2,098,042 to 4,196,084. At the same time shareholders became entitled to purchase an additional 4,196,084 shares through stock warrants issued by the Company as dividends. One warrant was issued for each share of common stock held after the split, entitling the holder to purchase 1 share of common stock for $2.00 per share. The shares purchased through the exercise of the warrants must be held for 1 year from date of purchase. In the first quarter 1996, a total of 20,520 warrants were exercised, and the Company realized $41,040 on the issuance of the warrants. The Company expects increased capital to be generated by the continued exercise of warrants, but is uncertain as to the amount. A total of 4,156,310 warrants are outstanding as of March 31, 1996.

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

In the first quarter 1996 the Company negotiated a credit facility with its primary bank to provide a $2.5 million annual revolving acquisition line of credit. This facility is collateralized by the common stock of the Alabama Railroad Co. and the Mississippi Central Railroad Co., as well as the Company's investment in stock of any subsidiaries acquired under the line. The interest rate for the line is currently 11%. The interest rate is adjustable quarterly to 2.5% over New York Prime, limited, however, to a one percent annual increase or decrease, not to exceed 13.5% or be reduced below 10%. Any amounts drawn on the line must be repaid monthly over a seven year period. As of the date of this filing, the line has been fully drawn upon in connection with the Company's March 12, 1996 acquisition of a controlling interest of KNRECO, Inc. d/b/a Keokuk Junction Railway, common stock (See Item 5- Other Information). The current monthly debt service resulting from the $2.5 million borrowed is $43,000, with monthly payments beginning on April 8, 1996.

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

The Company believes its cash flow from operations and its available working capital credit lines, will be more than sufficient to meet liquidity needs for at least the next twelve months.

Balance Sheet and Cash Flow Items:

The Company generated net cash from operating activities of $953,000 in the first quarter 1996 compared to $428,000 in the first quarter 1995. Net cash from operating activities for the first quarter 1996 resulted from $211,500 of net income, $303,500 of depreciation and amortization, an increase in trade payables of $213,000, an increase in income tax payable of $106,000, and $119,000 net cash received by changes in operating assets and liabilities, of which no amounts are individually material.

In the first quarter 1996 the Company purchased approximately $715,000 of fixed assets and capital improvements. Included in the capital additions were 20 railcars at a total cost of $600,000. All of the railcars purchased were financed with long-term fixed rate financing. The Company capitalized $30,000 of track betterments in the first quarter 1996, all of which was funded with operating cash flows. The remaining capital additions were primarily machinery and equipment and were funded by operating cash.

The Company's consolidated balance sheet in the first quarter 1996 includes the assets and liabilities acquired in the purchase of KNRECO stock on March 12, 1996. Additions to the balance sheet as a result of the purchase of KNRECO stock are as follows:

Cash $339,000, Accounts Receivable $747,000, Inventory $145,000, Prepaid Expenses $34,000, Fixed Assets $4,654,000, Accounts Payable $1,390,000, Note Payable $577,000, Deferred Income Tax Liability of $775,000, and Other Liabilities of $50,000. In addition, the Company borrowed $2.5 million and used $625,000 of working capital to finance the acquisition. The Purchase accounting values assigned to the assets are subject to final appraisal. As a result of this appraisal it is possible that some of assets values may be allocated to goodwill. At this time, management does not anticipate this to be a material amount.

PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

Several lawsuits were pending by and against Pioneer Railcorp and/or its subsidiaries (collectively, the "Company") during the first quarter of 1996.

There is litigation pending between Minnesota Central Railroad Co. ("MCTA") and MNVA Railroad, Inc. ("MNVA") and Dakota, Missouri Valley & Western Railroad, Inc., resulting from the asset sale from MNVA to MCTA in December, 1994. Three cases, involving claims by and against MCTA and Pioneer, are currently pending in Minnesota and Illinois. Management does not believe that any these cases will result in a material adverse effect on the Registrant's consolidated financial position or results of operation.

A Federal Employer's Liability Act ("FELA") lawsuit is also pending against the Alabama & Florida Railway in Alabama. That action was brought by a former employee of a track contractor (or its sub-contractor), and is being defended by the contractor pursuant to an indemnification agreement. The Company does not believe it has any liability in the matter, and does not believe the case will result in a material adverse effect on the Registrant's consolidated financial position or results of operation. In addition, a lawsuit that was brought against the West Jersey Railroad Co. (as a result of a crossing accident that occurred in December, 1990), was dismissed, based upon the statute of limitations, during the first quarter of 1996. That dismissal is now on appeal to the Appellate Division of the New Jersey Superior Court. The Company believes the Appellate Division will likely uphold the dismissal, and does not believe the case is likely to result in a material adverse effect on the Registrant's consolidated financial position or results of operation.

Pioneer's subsidiary railroads have a number of claims against delinquent licensees, customers and others, some of which are in litigation, and others of which are likely to result in litigation. None of the amounts involved, however, would have a material impact on the Company's consolidated financial position or results of operations if they proved to be uncollectible.

In the course of business, the Company experiences crossing accidents, employee injuries, delinquent and/or disputed accounts, and other incidents, which give rise to claims that may result in litigation. Management vigorously pursues settlement and release of such claims, but at any one time, some such incidents, which could result in lawsuits by and against the Company, remain unresolved. Management believes it has valid claims for, or good defenses to, these actions. Management considers such claims to be a routine part of the Company's business, and as of the date of this Form-10-QSB, management believes that no such incident, which is not described herein, is likely to result in a liability that would materially effect the Company's consolidated financial position or results of operation.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to security holders for vote in the first quarter 1996.

Item 5.   OTHER INFORMATION

On March 12, 1996, the Registrant purchased 176,675 shares of the common stock of KNRECO, Inc., an Iowa corporation (hereinafter "KNRECO") from the shareholders, for $16.50 per share. This represents approximately 93% of the outstanding common stock of KNRECO. The Registrant also offered to purchase all of the remaining common shares of KNRECO, and as of the date of this report Pioneer Railcorp has acquired 100% of said shares.

KNRECO operates a common carrier railroad line within the City of Keokuk, Iowa, and from Keokuk to LaHarpe, Illinois, as well as a branch from Hamilton to Warsaw, Illinois, a total of approximately 38 miles, under the d/b/a "Keokuk Junction Railway". KNRECO also owns 5 locomotives, 30 railcars (of various descriptions), an office building, engine house, and several vehicles, miscellaneous pieces of equipment, materials and supplies. In addition, KNRECO owns all of the common stock of Keokuk Union Depot Company, a Iowa corporation, that owns the former Keokuk Union Depot building, along with surrounding track and real estate. KNRECO changed its corporate name to Keokuk Junction Railway Co. effective April 10, 1996.

Prior to the purchase there was no material relationship between the Registrant and KNRECO, or any of the officers, directors or shareholders of KNRECO and the Registrant.

The total consideration for the purchase of 100% of the outstanding shares of KNRECO was $3,125,597. This was paid by $3,124,357 in cash, and the remainder in Pioneer Railcorp Class A common stock (342 shares). The purchase was financed largely through a $2.5 million acquisition line of credit Pioneer Railcorp has with Citizens Bank & Trust Company of Chillicothe, Missouri. The line of credit is collateralized by the Common Stock of the Alabama Railroad Co. and the Mississippi Central Railroad Co., as well as the Company's investment in stock of any subsidiaries acquired under the line. The interest rate for the line is currently 11%. The interest rate is adjustable quarterly to 2.5% over New York Prime, limited, however, to a one percent annual increase or decrease, not to exceed 13.5% or be reduced below 10%. Any amounts drawn on the line must be repaid monthly over a seven year period. The current monthly debt service resulting from the $2.5 million borrowed is $43,000, with monthly payments beginning on April 8, 1996. The remainder of the purchase price was financed through internal cash flow.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

The Following reports were filed on From 8-K during the first quarter 1996:

(1) Form 8-K filed February 20, 1996 regarding the letter of intent to purchase a controlling interest in the outstanding common stock of KNRECO, Inc., d/b/a/ Keokuk Junction Railway.

(2) Form 8-K filed March 27, 1996 regarding the purchase of a controlling interest in the outstanding common stock of KNRECO, Inc., d/b/a/ Keokuk Junction Railway.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on it's behalf by the undersigned thereunto duly authorized.










PIONEER RAILCORP
(Registrant)





5/14/96
DATE       /s/  GUY L. BRENKMAN
          ---------------------------
          PRESIDENT & CEO





5/14/96
DATE      /s/  J. MICHAEL CARR
          ----------------------------
          ASSISTANT TREASURER &
          CHIEF FINANCIAL OFFICER