Form 10QSB
period 1996-06-30
PIONEER RAILCORP
filed 1996-08-13
CIK 796374

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            Quarterly Report Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

                       For the quarter ended June 30, 1996

                        Commission File Number 33-6658-C

                                Pioneer Railcorp
             (Exact name of Registrant as specified in its charter)

                                 Iowa 37-1191206
               (State or other jurisdiction of (IRS Employer ID #)
                         incorporation or organization)

                1318 S. Johanson Rd Peoria, IL 61607 (Address of
                     principal executive offices) (Zip code)

                   Registrant's telephone number: 309-697-1400

               Securities registered pursuant to Section 12(g) of
                                    the Act:

 Title of each Class               Name of each exchange on which registered
- ---------------------              -----------------------------------------
Common Stock, Class A                   NASDAQ , Chicago Stock Exchange


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO.

                                    4,532,643
              -----------------------------------------------------
              (Shares of Common Stock outstanding on June 30, 1996)

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        PIONEER RAILCORP AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                      Quarter Ending June 30, 1996 and 1995
                 First Six Months Ending June 30, 1996 and 1995

                                    UNAUDITED

                                                                Second Quarter    Second Quarter       First Six         First Six
                                                                     1996              1995           Months 1996       Months 1995
                                                                --------------    --------------      -----------       -----------
Operating Revenue ..........................................      $ 3,171,895       $ 2,174,930       $ 5,622,337       $ 4,115,530
                                                                                                                        -----------

Operating Expenses
   Maintenance of Ways .....................................          249,926           227,633           455,571           415,288
   Maintenance of Equipment ................................          395,792           280,092           671,586           538,067
   Transportation Expenses .................................          678,906           442,287         1,134,195           865,003
   Administrative Expenses .................................          809,819           497,190         1,424,076           968,952
   Depreciation and Amortization ...........................          356,230           218,409           670,806           427,083
                                                                   ----------------------------------------------------------------

Total Operating Expenses ...................................        2,490,673         1,665,611         4,356,234         3,214,393
                                                                   ----------------------------------------------------------------

Operating Income ...........................................          681,222           509,319         1,266,103           901,137
                                                                   ----------------------------------------------------------------

Other Income & Expense
   Other (Income) Expense ..................................         (123,461)          (82,666)         (181,694)         (145,564)
   Interest Expense, Equipment .............................          199,976           106,456           400,143           195,937
   Interest Expense, Other .................................          157,655            86,941           244,922           163,397
   Net (Gain) Loss on Fixed Assets .........................            2,630           (32,874)          (26,875)          (36,924)
                                                                   ----------------------------------------------------------------

Total Other Income & Expense ...............................          236,800            77,857           436,496           176,846
                                                                   ----------------------------------------------------------------

Net Income Before Income Taxes .............................          444,422           431,462           829,607           724,291

Provision for Income Taxes .................................          178,210           183,300           320,610           294,600
                                                                   ----------------------------------------------------------------

Income Before Minority Interest in Preferred
   Stock Dividends of Consolidated Subsidiaries ............      $   266,212       $   248,162       $   508,997       $   429,691

Minority Interest in Preferred Stock Dividends of
    Consolidated Subsidiaries ..............................      $    31,308       $    31,308       $    62,615       $    62,615

Net Income available to
    Common Stockholders ....................................      $   234,904       $   216,855       $   446,382       $   367,076
                                                                  =================================================================


Earnings Per Share .........................................      $      0.04       $      0.05       $      0.08       $      0.08
                                                                  =================================================================

Weighted average number of common shares
and common share equivalents used in
computing earnings per share ...............................        8,385,052         4,196,084         8,377,368         4,196,084
                                                                  =================================================================

                        PIONEER RAILCORP AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                       June 30, 1996 and December 31, 1995


                                    UNAUDITED

                                                                                                June 30                December 31
                                                                                                 1996                      1995
                                                                                             ------------              ------------
Current Assets
   Cash ........................................................................             $    314,760              $    276,230
   Accounts Receivable, less allowance
     for doubtful accounts (1996 $22,787; 1995 $15,958) ........................                2,201,344                 1,283,124
   Material & Supply Inventory .................................................                  428,355                   287,772
   Prepaid Expenses ............................................................                  117,580                   123,609
   Income Taxes Receivable .....................................................                  137,163                    50,998
   Deferred Taxes ..............................................................                   35,000                    35,000
                                                                                             --------------------------------------
        Total Current Assets ...................................................                3,234,202                 2,056,733
                                                                                             --------------------------------------

Property and Equipment
   Land ........................................................................                1,344,210                   280,606
   Railroad Facilities .........................................................                6,781,705                 4,840,367
   Locomotives & Transportation Equipment ......................................                2,185,188                 1,594,150
   Leasehold Improvements ......................................................                   33,744                    14,614
   Buildings ...................................................................                  804,144                   673,344
   Machinery and Equipment .....................................................                  871,659                   704,117
   Office Equipment and Computers ..............................................                  366,240                   297,665
   Railcars ....................................................................                9,465,925                 8,328,206
   Capital Projects in Progress ................................................                  342,734                   467,096
     less accumulated depreciation .............................................               (2,625,092)               (1,979,998)
                                                                                             --------------------------------------
        Total Property and Equipment ...........................................               19,570,456                15,220,169
                                                                                             --------------------------------------

Intangible Assets, less accumulated amortization ...............................                  911,059                   637,301
  1996 $88,410; 1995 $100,493
Other Assets ...................................................................                   19,617                     9,729
                                                                                             --------------------------------------
Total Assets ...................................................................             $ 23,735,335              $ 17,923,932
                                                                                             ======================================
Current Liabilities
   Accounts Payable ............................................................             $  2,071,556              $  1,115,241
   Notes Payable ...............................................................                  593,843                    80,333
   Income Taxes Payable ........................................................                   89,415                    17,367
   Current Portion of Long Term-Debt ...........................................                1,861,805                 1,412,551
   Accrued Liabilities .........................................................                  577,937                   354,834
                                                                                             --------------------------------------
        Total Current Liabilities ..............................................                5,194,556                 2,980,326
                                                                                             --------------------------------------

Long-Term Debt .................................................................               12,191,222                 9,934,738
Deferred Income Taxes ..........................................................                1,654,228                   843,000
                                                                                             --------------------------------------
        Total Liabilities & Debt ...............................................               19,040,005                13,758,064
                                                                                             --------------------------------------

Minority interest in Subsidiaries ..............................................                1,194,000                 1,195,000

Stockholders' Equity
   Common Stock ................................................................                    4,535                     4,487
   Additional Paid-In Capital ..................................................                1,916,385                 1,832,353
   Retained Earnings ...........................................................                1,580,410                 1,134,028
                                                                                             --------------------------------------
        Total Stockholders' Equity .............................................                3,501,330                 2,970,868
                                                                                             --------------------------------------

Total Liabilities and Equity ...................................................             $ 23,735,335              $ 17,923,932
                                                                                             ======================================

                        PIONEER RAILCORP AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                    Six Months Ending June 30, 1996 and 1995


                                    UNAUDITED

                                                                      6 Months Ended
                                                                --------------------------
                                                                    1996          1995
                                                                -------------- -----------
Cash Flows From Operating Activities
Net income ..................................................   $   446,379    $   367,076
Adjustments to reconcile net income to net cash
provided by operating activities:
          Minority interest in preferred stock dividends of
            consolidated subsidiaries .......................        62,616         62,615
          Depreciation ......................................       645,765        406,823
          Amortization ......................................        25,041         20,260
          (Gain) on sale of property & equipment ............       (26,875)       (26,261)
          Deferred taxes ....................................       160,000        142,000
Change in assets and liabilities, net of effects from
          acquisition of subsidiaries
          (Increase) decrease accounts receivable ...........      (141,104)      (143,060)
          (Increase) decrease inventories ...................        (5,413)        (5,278)
          (Increase) decrease prepaid expenses ..............        39,734         43,573
          (Increase) decrease other assets ..................       (33,558)      (104,761)
          Increase (decrease) accounts payable ..............      (426,248)      (215,107)
          (Increase) decrease income tax refund claims ......        50,998            -0-
          Increase (decrease) income tax payable ............        21,050        (34,269)
          Increase (decrease) accrued liabilities ...........        86,431            465
                                                                --------------------------
          Net cash provided by operating activities .........       904,816        514,076
                                                                --------------------------

Cash Flows From Investing Activities
          Proceeds from sale of property & equipment ........        32,700        155,706
          Purchase of property & equipment, net of property
               and equipment from acquisition of subsidiaries      (898,012)    (1,556,062)
          Acquisition of subsidiaries, net of cash acquired .    (2,786,882)           -0-
                                                                --------------------------
          Net cash (used in) investing activities ...........    (3,652,194)    (1,400,356)
                                                                --------------------------

Cash Flows From Financing Activities
          Proceeds from short-term borrowings, net of debt
             assumed in acquisition of subsidiaries .........       901,160        549,675
          Proceeds from long-term borrowings, net of debt
             assumed in acquisition of subsidiaries .........     3,177,519      1,631,113
          Payments on short-term borrowings .................      (387,651)      (436,241)
          Payments on long-term borrowings ..................      (917,345)      (788,422)
          Repurchase of preferred stock .....................        (1,000)        (7,000)
          Proceeds from options and warrants exercised ......        75,840            -0-
          Payments to minority interest .....................       (62,615)       (62,615)
                                                                --------------------------
          Net cash provided by financing activities: ........     2,785,908        886,510
                                                                --------------------------

Net increase (decrease) in cash .............................        38,530            230

Cash, beginning of period ...................................       276,230        179,415
                                                                --------------------------

Cash, end of period .........................................   $   314,760    $   179,645
                                                                ==========================



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

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principals of consolidation:

The consolidated financial statements include Pioneer Railcorp (Pioneer) and its wholly-owned and controlled subsidiaries (collectively, "the Company") . The significant subsidiaries are as follows: West Michigan Railroad Co. (WJ), Wabash & Western Railway Co. (WGRY), Fort Smith Railroad Co. (FSR), Alabama Railroad Co. (ALAB), Mississippi Central Railroad Co. (MSCI), Alabama & Florida Railway Co., Inc. (AF), Decatur Junction Railway Co. (DT), Vandalia Railroad Company
(VRRC), Minnesota Central Railroad Co.(MCTA), Keokuk Junction Railway Co. (KJRY) formerly KNRECO, Inc., Columbia & Northern Railway Co. (CNOW), Rochelle Railroad Co. (RRCO), Pioneer Railroad Equipment Co., Ltd. (PREL), Pioneer Railroad Services, Inc. (PRSI), and Pioneer Air, Inc. (PAR). All significant intercompany balances and transactions have been eliminated in consolidation.

Inventories:

Inventories   consisting  of  various  mechanical  parts,  track  materials  and locomotive supplies are stated at the lower of cost (determined by the average cost method) or market.

Property and equipment:

Property and equipment is stated at cost. Depreciation is computed principally on a straight-line basis over the following estimated useful lives:

Roadbed  - 20 years
Transportation  equipment - 10 to 15 years
Railcars - 10 to 15 years
Buildings - 0 to 40 years
Machinery and equipment - 5 to 10 years
Office equipment - 5 to 10 years

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

Earnings per common and common equivalent share:

Primary earnings per common share was computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding at the end of the respective periods under the Treasury Stock Method. Earnings per share information for 1995 has been retroactively restated to reflect the effect of the stock split and warrants described in Note 5 below.

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

NOTE 4.   STOCK OPTION PLANS

On April 12, 1994, Pioneer adopted, with the subsequent approval of its shareholders, a stock option plan permitting the issuance of up to 836,000 shares of common stock. Options granted under the plan are incentive based. When Pioneer Railcorp common shares reached a closing price of $4.00 per share, or higher, for any consecutive 10-day period, as reported in the Wall Street Journal, the options were exercisable at the market price of the common shares at the date the options were granted, in whole or in part, at any time for five years after vesting. The conditions for their vesting were met on July 5, 1995 and the effect on earnings per share has been reflected in the accompanying financial statements. As of June 30, 1996 a total of 10,000 options have been exercised.

On June 26, 1996 the Company shareholders approved a stock option plan permitting the issuance of 407,000 shares of common stock. Options granted under the plan are incentive based. The options will be fully vested and exercisable as of July 1, 2001. Vesting can be accelerated if Pioneer Railcorp common shares reach a closing price of $7.25 per share, or higher, for any consecutive 10-day period, as reported in the Wall Street Journal. Upon vesting, the options will be exercisable at the market price of the common shares at the date the options were granted, in whole or in part within 10 years from the date of grant.

NOTE 5.   STOCK SPLIT AND STOCK WARRANTS ISSUED AS DIVIDENDS

On May 16, 1995 the Board of Directors authorized a 2 for 1 stock split to shareholders of record June 30, 1995, payable July 1, 1995. In addition, on June 24, 1995 the shareholders ratified an amendment to the Articles of Incorporation authorizing the issuance of stock warrants as a dividend to shareholders immediately after the stock split. Each shareholder received one warrant for each share of stock owned. Each warrant permits shareholders to purchase an additional share of stock at a predetermined price of $2 per share. The warrants expire on July 1, 2015, and the effect of the warrants on earnings per share has been reflected in the accompanying financial statements. Earnings per share information for 1995 has been retroactively restated to reflect the effect of the stock split and warrants. As of June 30, 1996, a total of 49,670 warrants had been exercised.

NOTE 6. MINORITY INTERESTS IN SUBSIDIARIES

Three of the Company's subsidiaries have preferred stock outstanding. This stock is accounted for as minority interest in subsidiaries and dividends on the stock are accounted for as a current expense.

NOTE 7. PURCHASE OF RAILROAD FACILITIES

On March 12, 1996, Pioneer purchased 176,675 shares of the common stock of KNRECO, Inc., (an Iowa corporation d/b/a Keokuk Junction Railway hereinafter
"KNRECO") from the shareholders, for $16.50 per share. This represented approximately 93% of the outstanding common stock of KNRECO. Operating results of KNRECO are included in the consolidated statements of income from the date of acquisition. As of June 30, 1996, Pioneer had purchased the remaining outstanding shares, and KNRECO (now KJRY) is a wholly-owned subsidiary.

Unaudited pro forma consolidated results of operations for the six months ended June 30, 1996 as though KNRECO had been acquired as of January 1, 1996 follows:

                                                        1996
                                                     ----------

Operating revenue ............................       $6,366,000
Operating expense ............................        5,264,000
Income from operations .......................        1,102,000
Other income and expense .....................          344,000
Income taxes .................................          303,000
Minority interest ............................           62,615
Net income ...................................          392,385
Earnings per share ...........................       $      .07


 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The Company operated the following eleven railroads during the second quarter of 1996: West Michigan Railroad Co. (WJ), Fort Smith Railroad Co. (FSR), Alabama Railroad Co. (ALAB), Mississippi Central Railroad Co. (MSCI), Alabama & Florida Railway Co. (AF), Decatur Junction Railway Co. (DT), Vandalia Railroad Company
(VRRC),  Minnesota  Central  Railroad Co. (MCTA),  Keokuk  Junction  Railway Co.
(KJRY),  Columbia & Northern  Railway Co.  (CNOW),  and  Rochelle  Railroad  Co.
(RRCO). The Company also operated three railroad-related subsidiaries, Pioneer Railroad Equipment Co., Ltd. (PREL), Pioneer Railroad Services, Inc. (PRSI), and Pioneer Air, Inc (PAR).

The Company's net income in the second quarter 1996 increased by 8% to $235,000 up from $217,000 for the same period last year. Operating revenues in the second quarter 1996 increased by $1 million or 45% to $3.2 million from $2.2 million during the same period last year. Operating expenses increased in the second quarter 1996 by $800,000, or 47%, to $2.5 million from $1.7 million for the same period last year. Operating income increased in the first quarter 1996 by $180,000 or 35% to $681,000 from $509,000 for the same period last year.

Net income for the first six months 1996 increased by 21% to $446,000 up from $367,000 for the same period last year. Operating revenues for the first six months 1996 increased by $1.5 million or 37% to $5.6 million from $4.1 million during the same period last year. Operating expenses increased during the first six months 1996 by $1.2 million, or 37%, to $4.4 million from $3.2 million for the same period last year. Operating income increased during the first six months 1996 by $400,000 or 44% to $1.3 million from $900,000 for the same period last year.

Operating Revenues:

The increase in operating revenues in the second quarter 1996 and for the first 6 months of 1996 is attributable to the growth of the Company's railcar fleet and the revenues generated from the Keokuk Junction Railway Co., which began operations under Pioneer Railcorp ownership on March 13, 1996. Car hire revenues from the Company's railcar fleet (approximately 800 cars on 6/30/96) increased in the second quarter by $217,000 or 56%, to $620,000 from $403,000 during the same period last year. For the first six months 1996 car hire revenues increased by $400,000 or 50% to $1.2 million from $800,000 for the same period last year. In addition, revenues generated from leasing railcars and excess locomotives to non-affiliated entities provided an additional $124,000 in revenues in the second quarter 1996 and $274,000 for the first six months 1996. The Company was not significantly involved in this activity during these periods in the prior year. The Keokuk Junction Railway contributed $689,000 in operating revenues in the second quarter 1996 and $830,000 in operating revenues for the period March 13, 1996 through June 30, 1996. The loss of the West Jersey Railroad lease in April 1995 and its subsequent operation of the former KLSC railroad as the West Michigan Railroad, had an immaterial effect on operating revenues. The Rochelle Railroad Co., which began operations April 15, 1996, contributed $70,000 of operating revenues during the second quarter and first six months 1996. The Columbia & Northern Railway Co. did not have any operating revenues during this period (please see Part II Item 5).

The remaining operating subsidiaries had constant overall revenues in the second quarter and the first 6 months 1996 compared to the same period last year.

Operating Expenses:

The increase of operating expenses in the second quarter and first six months 1996 resulted from the following factors. The Company's railcar fleet growth resulted in additional depreciation expense of $90,000 for the quarter and $170,000 for the first six months compared to the same periods last year. Administrative expense increased $210,000 in the second quarter 1996 and $260,000 during the first six months 1996 compared to the same period last year resulting from the addition of support personnel and other overhead incurred as a result of current and anticipated future growth of the Company. In addition, the Keokuk Junction Railway incurred $480,000 of operating expense in the second quarter 1996 and $580,000 during the first 6 months 1996. The loss of the West Jersey Railroad lease in April 1995 and its subsequent operation of the former KLSC railroad as the West Michigan Railroad, had an immaterial effect on operating expenses in 1996. The Columbia & Northern Railway Co. had $22,000 in operating expenses in the quarter and the Rochelle Railroad Co. had $70,000 of operating expenses in the quarter.

The remaining operating subsidiaries had constant overall operating expenses in the first quarter 1996 compared to the same period last year.

Other Income and Expense Income Statement Line Item Discussion:

Equipment interest expense increased in the second quarter 1996 by $94,000, or 89% to $200,000 compared to $106,000 during the same period last year. Equipment interest expense increased in the first six months 1996 by $204,000 or 104% to $400,000 compared to $196,000 for the same period last year. All of this increase is a result of financing activities for the Company's railcar acquisitions.

Other interest expense increased in the second quarter 1996 by $70,000, or 81% to $157,000 compared to $87,000 during the same period last year. Other interest expense increased in the first six months 1996 by $81,000 or 50 % to $245,000 compared to $163,000 for the same period last year. All of this increase is a result of financing activities for the Company's acquisition of the Keokuk Junction Railway Co.

Net gain on fixed asset dispositions during the first six months 1996 includes $29,505 generated from the sale of 5.36 miles of Alabama Railroad Co. right of way. The real estate was not located on an active part of the rail line.

Liquidity and Capital Resources:

The Company primarily uses cash generated from operations to fund working capital needs and relies on long-term financing for railcars, new operating subsidiaries, and other significant capital expenditures.

The Company had $500,000 in unused working capital facilities available at the end of the second quarter 1996. In addition, the Company has seen the market value of its railcar fleet increase significantly over the last several years. This increase in value has resulted from the short supply of railcars compared to the increased demand for their use. The Company believes it could refinance part of its railcar fleet with an asset based lender and generate up to $1 million in cash .

On July 1, 1995, the Company's stock split and warrant issuance became payable to shareholders. The 2 for 1 stock split increased the number of shares issued and outstanding from 2,099,042 to 4,198,084. At the same time shareholders became entitled to purchase an additional 4,198,084 shares through stock warrants issued by the Company as dividends. One warrant was issued for each share of common stock held after the split, entitling the holder to purchase 1 share of common stock for $2 per share. The shares purchased through the exercise of the warrants must be held for 1 year from date of purchase. In the first six months 1996, a total of 30,420 warrants were exercised, and the Company realized $60,840 on the issuance of the warrants. The Company expects increased capital to be generated by the continued exercise of warrants, but is uncertain as to the amount. A total of 4,148,410 warrants are outstanding as of June 30, 1996.

The Company granted 836,000 options to certain employees under its 1994 incentive stock option plan. The options are exercisable at prices equal to the market value of the Company's stock at the date of grant. The exercise price ranges from $1.50 to $4.40 per share. The Company expects increased capital to be generated by the exercise of options in 1996, but is uncertain as to the amount. A total of 10,000 options have been exercised as of June 30, 1996.

In the first quarter 1996 the Company negotiated a credit facility with its primary bank to provide a $2.5 million annual revolving acquisition line of credit. This facility is collateralized by the common stock of the Alabama Railroad Co. and the Mississippi Central Railroad Co., as well as the Company's investment in stock of any subsidiaries acquired under the line. The interest rate for the line is currently 10.75%. The interest rate is adjustable quarterly to 2.5% over New York Prime, limited, however, to a one percent annual increase or decrease, not to exceed 13.5% or be reduced below 10%. Any amounts drawn on the line must be repaid monthly over a seven year period. As of the date of this filing, the line has been fully drawn upon in connection with the Company's March 12, 1996 acquisition of a controlling interest of KNRECO, Inc. d/b/a Keokuk Junction Railway, common stock (See Item 5- Other Information). The current monthly debt service resulting from the $2.5 million borrowed is $43,000.

Long-term equipment financing has historically been readily available to the Company for its railcar acquisition program. The Company believes it will be able to continue obtaining long-term equipment financing should the need arise. The Company's plans for new debt in the foreseeable future are contingent upon new railroad acquisitions and increased needs and/or opportunities for railcars. The Company does not expect to make significant additions to its railcar fleet in the second half of 1996.

The Company is considering and analyzing the refinancing of some of its present debt. The Company currently is negotiating the refinance of the debt secured by the Alabama & Florida Railway Co. assets. Included in this proposed refinancing are proceeds to rehabilitate the Pea River bridge which has been out of service since early 1994. This rehabilitation will restore rail service to several customers east of the bridge. The Company has began rehabilitation of the bridge irrespective of financing and will use internal cashflows to fund the project which is estimated to cost $200,000. In addition, the Company hopes to refinance the Citizens Bank & Trust acquisition line of credit which would make available $2.5 million dollars for the purchase of operating railroads.

The Company's Minnesota Central Railroad subsidiary (MCTA) continues work to improve its track conditions. MCTA has begun a mini-rehabilitation, focusing primarily on the east-end of the line. MCTA has budgeted $400,000 in materials and labor for the remaining 1996 fiscal year related to this project. MCTA intends to seek financing for the cost of this project, but is prepared to use internal cashflows if needed. MCTA is also considering applying for a rehabilitation loan from the State of Minnesota for approximately $4.5 million. If this financing is granted, the resources would be sufficient to completely restore the MCTA track to good operating condition throughout the line. The Company would propose that the pay back on this financing be a 15 year term based on a fixed payment amount per revenue car hauled on MCTA. As of the date of this report, the MCTA does not have any indication from the State of Minnesota as to the availability of this rehabilitation financing.

The Company anticipates favorable outcomes involving current legal proceedings. The Company does not anticipate any material judgements against it or any of its subsidiaries will arise out of the current proceedings.

The Company believes its cash flow from operations and its available working capital credit lines will be more than sufficient to meet liquidity needs for at least the next twelve months.

Balance Sheet and Cash Flow Items:

The Company generated net cash from operating activities of $905,000 in the first six months 1996 compared to $514,000 during the same period last year. Net cash from operating activities for the first six months 1996 resulted from $446,000 of net income, $670,000 of depreciation and amortization, a decrease in trade payables of $426,000, a decrease in trade receivables of $141,000, a increase in deferred taxes of $160,000, and $195,000 net cash received by changes in operating assets and liabilities, of which no amounts are individually material.

In the first 6 months 1996 the Company purchased approximately $900,000 of fixed assets and capital improvements. Included in the capital additions were 20 railcars at a total cost of $600,000. All of the railcars purchased were financed with long-term fixed rate financing. The Company capitalized approximately $130,000 of track betterments in the first six months 1996, all of which was funded with operating cash flows. The remaining capital additions were primarily machinery and equipment and were funded by operating cash.

The Company's consolidated balance sheet as of June 30, 1996 includes the assets and liabilities acquired in the purchase of KNRECO stock on March 12, 1996. Additions to the balance sheet as a result of the purchase of KNRECO stock are as follows:

Cash $339,000, Accounts Receivable $849,521, Inventory $145,000, Prepaid Expenses $34,000, Fixed Assets $4,099,300, Goodwill $275,000, Accounts Payable $1,383,000, Note Payable $445,563, Deferred Income Tax Liability of $651,000, and Other Liabilities of $136,000. In addition, the Company borrowed $2.5 million and used $625,000 of working capital to finance the acquisition.

PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

Several lawsuits were pending by and against Pioneer Railcorp and/or its subsidiaries (collectively, the "Company") during the second quarter of 1996, including the following:

There is litigation pending between Minnesota Central Railroad Co. ("MCTA") and MNVA Railroad, Inc. ("MNVA") and Dakota, Missouri Valley & Western Railroad, Inc., resulting from the asset sale from MNVA to MCTA in December, 1994. Three cases, involving claims by and against MCTA and Pioneer, are currently pending in Minnesota and Illinois. Management does not believe that any of these cases will result in a material adverse effect on the Registrant's consolidated financial position or results of operation.

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

There is litigation pending in the District Court of Lee County, Iowa, between Keokuk Junction Railway Co. ("KJRY"), Pioneer Railcorp and Ralston L. Taylor, the former General Manager of KJRY (prior to Pioneer's purchase of the stock of KJRY) involving certain alleged contractual obligations of KJRY. The Company does not believe it has any liability in the matter, and does not believe the case will result in a material adverse effect on the Registrant's consolidated financial position or results of operation.

There is litigation pending in the Federal Courts between Fort Smith Railroad Co. ("FSR") and the American Train Dispatchers (the union representing FSR employees) involving interpretation of the Railway Labor Act. Regardless of the outcome, it is not anticipated that either side will have a material monetary liability resulting from this litigation.

Finally, a lawsuit that was brought against the West Jersey Railroad Co. (as a result of a crossing accident that occurred in December, 1990), was dismissed, based upon the statute of limitations, during the first quarter of 1996. That dismissal was upheld by the New Jersey Supreme Court. The Company believes that further appeals, if made, are likely to uphold the dismissal, and does not believe the case is likely to result in a material adverse effect on the Registrant's consolidated financial position or results of operation.

Pioneer's subsidiary railroads have a number of claims against delinquent licensees, customers and others, some of which are in litigation, and others which are likely to result in litigation. None of the amounts involved, however, would have a material impact on the Company's consolidated financial position or results of operations if they proved to be uncollectible.

In the course of business, the Company experiences crossing accidents, employee injuries, delinquent and/or disputed accounts, and other incidents, which give rise to claims that may result in litigation. Management vigorously pursues settlement and release of such claims, but at any one time, some such incidents, which could result in lawsuits by and against the Company, remain unresolved. Management believes it has valid claims for, or good defenses to, these actions. Management considers such claims to be a routine part of the Company's business.

As of the date of this Form 10-QSB, the Company is aware of only one such incident which could result in a liability that would materially effect the Company's consolidated financial position or results of operation. That incident involved a grade crossing accident May 23, 1996 on the Alabama & Florida Railway that seriously injured two people. Both the Company's investigation, and that of the local police, determined that the driver was at fault in this accident, however, the Company discloses it as a matter of prudence.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Shareholders was held on June 26, 1996 at the Company's headquarters in Peoria, Illinois. All five seats on the Board of Directors were up for election at this meeting. Directors Guy L. Brenkman, J. Michael Carr, Orvel L. Cox, John P. Wolk and John S. Fulton were re-elected for a one year term.

In addition to the election of the Board of Directors, shareholders ratified the appointment of McGladrey & Pullen, LLP, Certified Public Accountants and Consultants, as the Company's independent public accountants for the coming year. The shareholders also approved a stock option plan, described more fully in the Registrant's Proxy Statement, which is incorporated by reference herein.

The vote totals for the matters voted upon at the Annual Meeting were as follows:

    Proposal                               Votes For  Votes Withheld  Abstained
    --------                               ---------  --------------  ---------

Nomination of Guy L. Brenkman
to the Board of Directors                  2,913,213     205,354       31,547

Nomination of Orvel L. Cox
to the Board of Directors                  3,118,567           0       31,547

Nomination of John P. Wolk
to the Board of Directors                  3,118,367         200       31,547

Nomination of John S. Fulton
to the Board of Directors                  3,116,667       1,900       31,547

Nomination of J. Michael Carr
to the Board of Directors                  3,116,067       2,500       31,547

Ratification of McGladrey & Pullen, LLP
as Independent Auditor                     2,941,670       5,620      174,297

Stock Option Plan                          2,395,148     289,809      464,157


Item 5.   OTHER INFORMATION

On March 12, 1996, the Registrant purchased 176,675 shares of the common stock of KNRECO, Inc., an Iowa corporation d/b/a Keokuk Junction Railway (hereinafter "KJRY") from the shareholders, for $16.50 per share. This represents approximately 93% of the outstanding common stock of KJRY. The Registrant also offered to purchase all of the remaining common shares of KJRY, and as of the date of this report, Pioneer Railcorp has acquired 100% of said shares.

KJRY operates a common carrier railroad line within the City of Keokuk, Iowa, and from Keokuk to LaHarpe, Illinois, as well as a branch from Hamilton to Warsaw, Illinois, a total of approximately 38 miles. KJRY also owns 5 locomotives, 30 railcars (of various descriptions), an office building, engine house, and several vehicles, miscellaneous pieces of equipment, materials and supplies. In addition, KJRY owns all of the common stock of Keokuk Union Depot Company, an Iowa corporation, that owns the former Keokuk Union Depot building, along with surrounding track and real estate. KNRECO, Inc. changed its corporate name to Keokuk Junction Railway Co. effective April 10, 1996.

Prior to the purchase there was no material relationship between the Registrant and KNRECO, Inc. or any of the officers, directors or shareholders of KNRECO, Inc. and the Registrant.

The total consideration for the purchase of 100% of the outstanding shares of KNRECO, Inc. was $3,125,597. This was paid by $3,124,357 in cash, and the remainder in Pioneer Railcorp Class A common stock (342 shares). The purchase was financed largely through a $2.5 million acquisition line of credit Pioneer Railcorp has with Citizens Bank & Trust Company of Chillicothe, Missouri. The line of credit is collateralized by the Common Stock of the Alabama Railroad Co. and the Mississippi Central Railroad Co., as well as the Company's investment in stock of any subsidiaries acquired under the line. The interest rate for the line is currently 10.75%.

The interest rate is adjustable quarterly to 2.5% over New York Prime, limited, however, to a one percent annual increase or decrease, not to exceed 13.5% or be reduced below 10%. Any amounts drawn on the line must be repaid monthly over a seven year period. The current monthly debt service resulting from the $2.5 million borrowed is $43,000. The remainder of the purchase price was financed through internal cash flow.

The Company, through its wholly-owned subsidiary Rochelle Railroad Co. (RRCO) signed a one year lease with the city of Rochelle, Illinois on March 25, 1996, to operate approximately 2 miles of track serving the Rochelle Industrial Park. Train operations began April 15, 1996. The lease requires RRCO to make monthly payments to the city on a per car basis and to maintain the trackage. The Company estimates the RRCO will handle approximately 5,000 carloads during the first year of operations. As a result of certain shipping contracts in place at time of operation, the RRCO is not expected to significantly increase operating income until the 4th quarter 1996.

The Company through its wholly-owned  subsidiary Columbia & Northern Railway Co.
(CNOW) signed a lease with the Marion County (Mississippi) Railroad Authority ("Authority") to operate approximately 29 miles of trackage between Columbia and Silver Creek, Mississippi. The lease with the Authority was executed on February 21, 1996 and provides for a term of ten years, with 5 ten year renewal options at a rental of $1.00 per year. The lease requires CNOW to maintain the track. CNOW exercised its renewal options and has prepaid the lease for 60 years. In addition, CNOW leases approximately 5 miles of track between Silver Creek and Furguson, Mississippi, from the Illinois Central Railroad for interchange purposes. CNOW has been restoring the tracks and preparing to begin operation of the line, but has not yet started train operation. The Company estimates that CNOW will handle a small number of cars in 1996 and will not materially effect the results of operations of the Company.

In the second quarter 1996, the Company's Keokuk Junction Railway signed a contract with its major customer, Roquette America, Inc, granting KJRY the right to exclusively switch cars into and from the plant. It is anticipated that this contract will have a positive effect on operating income in the future, but is uncertain as to what extent.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

Exhibit # 10 Stock Option Plan approved by the shareholders at the Annual Meeting of Shareholders, held June 26, 1996.

Exhibit # 20.1 Notice of Annual Meeting and Proxy Statement used to solicit votes for the Annual Meeting of Shareholders, held June 26, 1996.

Exhibit # 20.2 Form of Ballot used at the Annual Meeting on June 26, 1996.

Exhibit # 20.3 Annual Report for 1995 sent to shareholders with the Notice of Annual Meeting and Proxy Statement.

The Following reports were filed on Form 8-K during the second quarter 1996:

(1) Form 8-K/A filed May 23, 1996 regarding the purchase of a controlling interest in the outstanding common stock of KNRECO, Inc., d/b/a/ Keokuk Junction Railway.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on it's behalf by the undersigned thereunto duly authorized.









PIONEER RAILCORP
(Registrant)




       8/13/96                         /s/ Guy L. Brenkman
        DATE                           __________________________
                                       GUY L. BRENKMAN
                                        PRESIDENT & CEO




       8/13/96                         /S/ J. Michael Carr
        DATE                           __________________________
                                       J. MICHAEL CARR
                                        ASSISTANT TREASURER &
                                        CHIEF FINANCIAL OFFICER