Form 10QSB
period 1996-09-30
PIONEER RAILCORP
filed 1996-11-08
CIK 796374

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

  Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
                                   Act of 1934

                    For the quarter ended September 30, 1996

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

 Title of each Class                Name of each exchange on which registered
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

                                    4,548,143
            ---------------------------------------------------------
           (Shares of Common Stock outstanding on September 30, 1996)

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        PIONEER RAILCORP AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
         Three Months and Nine Months Ended September 30, 1996 and 1995

                                    UNAUDITED

                                                                            Three Months                      Nine Months
                                                                         Ended September 30                 Ended September 30
                                                                  -----------------------------       -----------------------------
                                                                     1996              1995              1996              1995
                                                                  -----------       -----------       -----------       -----------
Operating Revenue ..........................................      $ 2,923,037       $ 2,090,160       $ 8,545,374       $ 6,205,690
                                                                                                                        -----------

Operating Expense
   Maintenance of Ways .....................................          239,501           230,616           695,071           645,904
   Maintenance of Equipment ................................          365,567           227,961         1,037,153           766,029
   Transportation Expense ..................................          732,165           426,600         1,866,360         1,291,603
   Administrative Expense ..................................          827,800           587,161         2,251,875         1,556,113
   Depreciation and Amortization ...........................          358,097           228,967         1,028,903           656,050
                                                                  -----------------------------------------------------------------

Total Operating Expense ....................................        2,523,130         1,701,305         6,879,362         4,915,699
                                                                  -----------------------------------------------------------------

Operating Income ...........................................          399,907           388,855         1,666,012         1,289,991
                                                                   -----------------------------------------------------------------
Other Income & Expense
   Other (Income) Expense ..................................          (43,856)          (31,530)         (225,550)         (177,093)
   Interest Expense, Equipment .............................          195,544           136,206           595,687           332,143
   Interest Expense, Other .................................          145,711            65,520           390,633           228,917
   Net (Gain) Loss on Fixed Assets .........................           (1,337)              -0-           (28,212)          (36,924)
                                                                  -----------------------------------------------------------------

Total Other Income & Expense ...............................          296,062           170,196           732,558           347,043
                                                                  -----------------------------------------------------------------

Net Income Before Income Taxes .............................          103,845           218,659           933,454           942,948

Provision for Income Taxes .................................           38,175            83,550           358,785           378,150
                                                                  -----------------------------------------------------------------

Income Before Minority Interest in Preferred
   Stock Dividends of Consolidated Subsidiaries ............      $    65,670       $   135,109       $   574,669       $   564,798

Minority Interest in Preferred Stock Dividends of
    Consolidated Subsidiaries ..............................      $    31,308       $    31,308       $    93,923       $    93,923

Net Income available to
    Common Stockholders ....................................      $    34,362       $   103,802       $   480,746       $   470,875
                                                                  =================================================================


Earnings Per Share .........................................      $      0.01       $      0.02       $      0.09       $      0.09
                                                                  =================================================================


Weighted average number of common shares
and common share equivalents used in
computing earnings per share ...............................        8,376,613         8,396,883         8,359,989         8,396,883
                                                                  =================================================================

                        PIONEER RAILCORP AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    September 30, 1996 and December 31, 1995


                                    UNAUDITED

                                                          September 30     December 31
                                                              1996            1995
                                                          ------------    ------------
Current Assets
   Cash ...............................................   $    533,273    $    276,230
   Accounts Receivable, less allowance
     for doubtful accounts (1996 $19,926; 1995 $20,590)      2,095,700       1,283,124
   Material & Supply Inventory ........................        428,321         287,772
   Prepaid Expenses ...................................        284,134         123,609
   Income Taxes Receivable ............................         86,165          50,998
   Deferred Taxes .....................................         35,000          35,000
                                                          ------------    ------------
        Total Current Assets ..........................      3,462,592       2,056,733
                                                          ------------    ------------

Property and Equipment
   Land ...............................................      1,351,965         280,606
   Railroad Facilities ................................      7,003,817       4,840,367
   Locomotives & Transportation Equipment .............      2,205,069       1,594,150
   Leasehold Improvements .............................         41,544          14,614
   Buildings ..........................................        898,628         673,344
   Machinery and Equipment ............................        856,947         704,117
   Office Equipment and Computers .....................        374,276         297,665
   Railcars ...........................................      9,642,790       8,328,206
   Capital Projects in Progress .......................        420,230         467,096
     less accumulated depreciation ....................     (2,959,210)     (1,979,998)
                                                          ------------    ------------
        Total Property and Equipment ..................     19,836,055      15,220,169
                                                          ------------    ------------

Intangible Assets, less accumulated amortization ......        897,041         637,301
  1996 $129,204; 1995 $100,493
Other Assets ..........................................         19,242           9,729
                                                          ------------     -----------
Total Assets ..........................................   $ 24,214,930    $ 17,923,932
                                                          ============    ============
Current Liabilities
   Accounts Payable ...................................   $  2,794,914    $  1,115,241
   Notes Payable ......................................        774,737          80,333
   Income Taxes Payable ...............................        (13,888)         17,367
   Current Portion of Long Term-Debt ..................      1,910,892       1,412,551
   Accrued Liabilities ................................        450,809         354,834
                                                          ------------     -----------
        Total Current Liabilities .....................      5,917,464       2,980,326
                                                          ------------     -----------

Long-Term Debt ........................................     11,877,638       9,934,738
Deferred Income Taxes .................................      1,654,228         843,000
                                                          ------------    ------------
        Total Liabilities & Debt ......................     19,449,330      13,758,064
                                                          ------------     -----------

Minority interest in Subsidiaries .....................      1,190,000       1,195,000

Stockholders' Equity
   Common Stock .......................................          4,545           4,487
   Additional Paid-In Capital .........................      1,942,275       1,832,353
   Retained Earnings ..................................      1,628,780       1,134,028
                                                          ------------    ------------
        Total Stockholders' Equity ....................      3,575,600       2,970,868
                                                          ------------     -----------
Total Liabilities and Equity ..........................   $ 24,214,930    $ 17,923,932
                                                          ============    ============

                        PIONEER RAILCORP AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 Nine Months Ending September 30, 1996 and 1995


                                    UNAUDITED

                                                                       9 Months Ended
                                                                --------------------------
                                                                    1996          1995
                                                                -----------    -----------

Cash Flows From Operating Activities
Net income ..................................................   $   480,746    $   470,877
Adjustments to reconcile net income to net cash
provided by operating activities:
          Minority interest in preferred stock dividends of
            consolidated subsidiaries .......................        93,923         93,923
          Depreciation ......................................       989,844        656,050
          Amortization ......................................        39,059            -0-
          (Gain) on sale of property & equipment ............       (28,212)       (26,261)
          Deferred taxes ....................................       160,000        162,000
Change in assets and liabilities, net of effects from
          acquisition of subsidiaries
          (Increase) decrease accounts receivable ...........       (35,460)      (269,150)
          (Increase) decrease inventories ...................        (5,379)       (95,014)
          (Increase) decrease prepaid expenses ..............      (126,820)       (11,899)
          (Increase) decrease other assets ..................       (33,213)      (105,336)
          Increase (decrease) accounts payable ..............       297,110       (107,434)
          (Increase) decrease income tax refund claims ......        50,998            -0-
          Increase (decrease) income tax payable ............       (31,255)       (12,749)
          Increase (decrease) accrued liabilities ...........       (40,697)       108,937
                                                                -----------    -----------
          Net cash provided by operating activities .........     1,810,644        863,944
                                                                -----------    -----------

Cash Flows From Investing Activities
          Proceeds from sale of property & equipment ........        55,100        302,607
          Purchase of property & equipment, net of property
               and equipment from acquisition of subsidiaries    (1,528,725)    (1,961,382)
          Acquisition of subsidiaries, net of cash acquired .    (2,786,882)           -0-
                                                                -----------    -----------
          Net cash (used in) investing activities ...........    (4,260,507)    (1,658,775)
                                                                -----------    -----------

Cash Flows From Financing Activities
          Proceeds from short-term borrowings, net of debt
             assumed in acquisition of subsidiaries .........     1,113,295        937,360
          Proceeds from long-term borrowings, net of debt
             assumed in acquisition of subsidiaries .........     3,346,619      1,788,233
          Payments on short-term borrowings .................      (418,891)      (591,675)
          Payments on long-term borrowings ..................    (1,350,942)    (1,062,856)
          Repurchase of preferred stock .....................        (5,000)       (10,000)
          Proceeds from options and warrants exercised ......       101,740
          Payments to minority interest .....................       (79,915)       (79,915)
                                                                -----------    -----------
          Net cash provided by financing activities: ........     2,706,906        981,147
                                                                -----------    -----------

Net increase (decrease) in cash .............................       257,043        186,316

Cash, beginning of period ...................................       276,230        179,415
                                                                -----------    -----------

Cash, end of period .........................................   $   533,273    $   365,731
                                                                ===========    ===========

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

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principals of consolidation:

The consolidated financial statements include Pioneer Railcorp (Pioneer) and its wholly-owned and controlled subsidiaries (collectively, "the Company"). The significant subsidiaries are as follows: West Michigan Railroad Co. (WJ), Wabash & Western Railway Co. (WGRY), Fort Smith Railroad Co. (FSR), Alabama Railroad Co. (ALAB), Mississippi Central Railroad Co. (MSCI), Alabama & Florida Railway Co., Inc. (AF), Decatur Junction Railway Co. (DT), Vandalia Railroad Company
(VRRC), Minnesota Central Railroad Co.(MCTA), Keokuk Junction Railway Co. (KJRY) formerly KNRECO, Inc., Columbia & Northern Railway Co. (CNOW), Rochelle Railroad Co. (RRCO), Pioneer Railroad Equipment Co., Ltd. (PREL), Pioneer Railroad Services, Inc. (PRSI), and Pioneer Air, Inc. (PAR). All significant intercompany balances and transactions have been eliminated in consolidation.

Inventories:

Inventories   consisting  of  various  mechanical  parts,  track  materials  and locomotive supplies are stated at the lower of cost (determined by the average cost method) or market.

Property and equipment:

Property and equipment are stated at cost. Depreciation is computed principally on a straight-line basis over the following estimated useful lives:

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

NOTE 4.   STOCK OPTION PLANS

On April 12, 1994, Pioneer adopted, with the subsequent approval of its shareholders, a stock option plan permitting the issuance of up to 836,000 shares of common stock. Options granted under the plan were incentive based. The options became exercisable on July 5, 1995 at a price equal to the market value of the common stock at the date of grant, and the effect on earnings per share has been reflected in the accompanying financial statements. As of September 30, 1996, a total of 20,200 options have been exercised.

On June 26, 1996, the Company shareholders approved a stock option plan permitting the issuance of 407,000 shares of common stock. Options granted under the plan are incentive based except for the options granted to the CEO whose options are non-qualified. The options are fully vested and will be exercisable as of July 1, 2001, and the effect on earnings per share has been reflected in the accompanying financial statements. The exercise date can be accelerated if Pioneer Railcorp common shares reach a closing price of $7.25 per share, or higher, for any consecutive 10-day period, as reported in the Wall Street Journal. The options will be exercisable at the market price of the common shares at the date the options were granted, in whole or in part within 10 years from the date of grant.

NOTE 5.   STOCK SPLIT AND STOCK WARRANTS ISSUED AS DIVIDENDS

On May 16, 1995 the Board of Directors authorized a 2 for 1 stock split to shareholders of record June 30, 1995, payable July 1, 1995. This increased the outstanding common shares to 4,198,084 from 2,099,042. In addition, on June 24, 1995 the shareholders ratified an amendment to the Articles of Incorporation authorizing the issuance of stock warrants as a dividend to shareholders immediately after the stock split. Each shareholder received one warrant for each share of common stock owned. Each warrant permits shareholders to purchase an additional share of common stock at a predetermined price of $2 per share. The warrants expire on July 1, 2015, and the effect of the warrants on earnings per share has been reflected in the accompanying financial statements. As of September 30, 1996, a total of 54,974 warrants had been exercised.

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

Unaudited pro forma consolidated results of operations for the nine month period ended September 30, 1996 as though KNRECO had been acquired as of January 1, 1996, and for the fiscal year-end December 31, 1995 as though KNRECO had been acquired at the beginning of the fiscal year 1995 are presented below:

                                                 Nine Month
                                                 Period 1996         Fiscal 1995
                                                 -----------         -----------
Operating revenue ......................         $ 9,289,465         $11,035,763
Operating expense ......................           7,787,665           9,219,620
Income from operations .................           1,501,800           1,816,143
Other income and expense ...............             640,318             758,308
Income taxes ...........................             344,593             423,134
Minority interest ......................              93,923             124,405
Net income .............................             422,966             510,296
Earnings per share .....................         $       .09         $       .11

 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

The Company operated the following eleven railroads during the third quarter of 1996: West Michigan Railroad Co. (WJ), Fort Smith Railroad Co. (FSR), Alabama Railroad Co. (ALAB), Mississippi Central Railroad Co. (MSCI), Alabama & Florida Railway Co. (AF), Decatur Junction Railway Co. (DT), Vandalia Railroad Company
(VRRC),  Minnesota  Central  Railroad Co. (MCTA),  Keokuk  Junction  Railway Co.
(KJRY),  Columbia & Northern  Railway Co.  (CNOW),  and  Rochelle  Railroad  Co.
(RRCO). The Company also operated three railroad-related subsidiaries, Pioneer Railroad Equipment Co., Ltd. (PREL), Pioneer Railroad Services, Inc. (PRSI), and Pioneer Air, Inc (PAR).

Summary:

The Company's net income in the third quarter 1996 decreased by 67% to $34,400 down from $103,800 for the same period last year. Operating revenue in the third quarter 1996 increased by $832,000 or 40% to $2.9 million from $2.1 million during the same period last year. Operating expense increased in the third quarter 1996 by $821,000, or 49% to $2.5 million from $1.7 million for the same period last year. Operating income increased in the third quarter 1996 by $11,000 or 3% to $400,000 from $389,000 for the same period last year. Non-operating expense increased $126,000 or 75% to $296,000 from $170,000 for the same period last year.

Net income for the first nine months 1996 increased by 3% to $481,000 up from $471,000 for the same period last year. Operating revenue for the first nine months 1996 increased by $2.3 million or 37% to $8.5 million from $6.2 million during the same period last year. Operating expense increased during the first nine months 1996 by $2 million, or 41%, to $6.9 million from $4.9 million for the same period last year. Operating income increased during the first nine months 1996 by $400,000 or 31% to $1.7 million from $1.3 million for the same period last year. Non-operating expense increased $386,000 or 112% to $733,000 from $347,000 for the same period last year.

Several factors attributed to the decrease in third quarter 1996 net income:

The Company's Alabama Railroad Co. subsidiary experienced a decrease in operating profit of approximately $100,000 in the quarter as a result of its major customer reducing outbound shipments while its facilities were temporally shutdown for most of the third quarter 1996 to facilitate a modernization of the plant facilities and equipment. The customer is expected to return to full production in the fourth quarter 1996 and rail shipment levels are expected to be equal or greater than comparative periods as a result of the plant modernization. The temporary plant shutdown also idled a majority of the Company's boxcar fleet assigned to service the customer in the third quarter 1996.

In addition, the Company's Minnesota Central Railroad Co. subsidiary (MCTA) was affected by an unexpected seasonal decrease in grain shipping in the third quarter 1996 which idled a majority of the Company's covered hopper railcars purchased in the fourth quarter 1995 and placed in service on the MCTA. MCTA grain shipments were significantly reduced in the third quarter, especially in the months of August and September, due to a limited marketable surplus of corn as a result of a light 1995 harvest. The fall 1995 national corn harvest was approximately 7.3 billion bushels compared to 10.1 billion bushels in 1994. Nationwide railcar loadings of grain were down approximately 28% in the third quarter 1996 compared to the same period last year.

The net decrease in third quarter 1996 pretax income as a result of the idle boxcars and covered hoppers was approximately $100,000. Strong utilization of the boxcars and covered hoppers is expected in the fourth quarter 1996 and foreseeable subsequent periods extending through the second quarter 1997. Grain shipping is traditionally lowest in the third quarter compared to other quarterly periods. Current national corn harvest forecasts for the fall of 1996 provided to the Company estimate a harvest of approximately 9.1 billion bushels of corn. The Company does not anticipate a similar grain shortage situation in the third quarter 1997 as a result of the 1996 harvest, and accordingly does not anticipate that the results of operations will be affected in the third quarter 1997 as in the third quarter 1996.

The Company increased its railroad liability insurance coverage to ranges of $7 million to $10 million limits from the previous ranges of $2 million to $5 million limits. Management believes that the new coverage limits are the appropriate levels required to protect the Company's assets and shareholder interests. This increase in coverage increased premiums in the third quarter 1996 to $59,000 compared to $28,000 in the same period last year, an increase of $31,000 or 111%. The additional expense the Company will recognize over the next nine months as a result of the coverage increase will be approximately $93,000 or $31,000 per quarter.

The Company's Keokuk Junction Railway Co. subsidiary which began operations on March 13, 1996 contributed operating income of $318,000 in the third quarter 1996.

Other administrative expenses (excluding liability insurance premiums) increased approximately $184,000 in the third quarter 1996 as a result of current and anticipated growth of the Company. Interest expense increased approximately $80,000 as a result of the financing of the Keokuk Junction Railway, and approximately $60,000 as a result of the Company's railcar fleet growth.

Operating Revenue:

The increase in operating revenue in the third quarter 1996 of $832,000 are primarily attributable to $750,000 of revenue generated from the Keokuk Junction Railway Co., (KJRY) which began operations under Pioneer Railcorp ownership on March 13, 1996. In addition, the Alabama Railroad Co. had a decrease of approximately $100,000 in operating revenue in the quarter and the nine month period as a result of the temporary plant shutdown detailed above. Also, the Company did not realize a significant increase in car hire revenue (in relation to the growth of the railcar fleet) as a result of the idle boxcars and covered hoppers previously mentioned. Third quarter 1996 revenues from the railcar fleet were up $65,000, but would have been much higher if the boxcars and covered hoppers received normal use in the quarter. For the first nine months 1996 operating revenue increased $2.3 million primarily resulting from the KJRY acquisition and the Company's railcar fleet growth. In the nine month period ending September 30, 1996, the KJRY contributed operating revenue of $1.5 million. Car hire revenue from the Company's railcar fleet increased by $500,000 or 42% to $1.7 million from $1.2 million for the nine month period last year. In addition, revenue generated from leasing railcars and excess locomotives to non-affiliated entities increased $270,000 for the first nine months 1996. The Company was not significantly involved in this activity during this period in the prior year.

The loss of the West Jersey Railroad lease in April 1995 and its subsequent operation of the former KLSC railroad as the West Michigan Railroad had an immaterial effect on operating revenue. The Rochelle Railroad Co., which began operations April 15, 1996, contributed $70,000 of operating revenue during the third quarter and $140,000 during the nine month period. The Columbia & Northern Railway Co. did not have any operating revenue during these periods (please see
Part II Item 5).

The remaining operating subsidiaries had constant overall revenue in the third quarter and the first nine months 1996 compared to the same period last year.

Operating Expense:

The increase of operating expense of $821,000 in the third quarter 1996 and $2 million in the first nine months 1996 resulted from the following factors:

The Company's railcar fleet growth resulted in additional depreciation expense of $73,000 for the quarter and $248,000 for the first nine months compared to the same periods last year. In addition, the Keokuk Junction Railway incurred $424,000 of operating expense in the third quarter 1996 and $1 million during the first nine months 1996. In addition to administrative expense included in the KJRY operating expense, other administrative expense increased $210,000 in the third quarter 1996 and $573,000 during the first nine months 1996 compared to the same period last year. The majority of the increase in administrative expense is related to payroll costs associated with the hiring of additional support personnel.

The loss of the West Jersey Railroad lease in April 1995 and its subsequent operation of the former KLSC railroad as the West Michigan Railroad, had an immaterial effect on operating expense in 1996. The Columbia & Northern Railway Co. had $5,000 of operating expense in the quarter and $27,000 of operating expense for the nine month period. The Rochelle Railroad Co. had $70,000 of operating expense in the quarter and $139,000 for the nine month period.

The remaining operating subsidiaries had constant overall operating expense in the third quarter 1996 compared to the same period last year.

Other Income and Expense Income Statement Line Item Discussion:

Other Income of $44,000 for the third quarter 1996 and $226,000 for the first nine months 1996 consists of real estate lease income, scrap income and other miscellaneous items.

Equipment interest expense increased in the third quarter 1996 by $60,000, or 45% to $196,000 compared to $136,000 during the same period last year. Equipment interest expense increased during the first nine months 1996 by $264,000 or 80% to $596,000 compared to $332,000 for the same period last year. All of this increase is a result of financing activities for the Company's railcar acquisitions.

Other interest expense increased in the third quarter 1996 by $80,000, or 122% to $146,000 compared to $66,000 during the same period last year. Other interest expense increased in the first nine months 1996 by $162,000 or 71% to $391,000 compared to $229,000 for the same period last year. Most of this increase is a result of financing activities for the Company's acquisition of the Keokuk Junction Railway Co.

Net gain on fixed asset dispositions during the first nine months 1996 includes $29,505 generated from the sale of 5.36 miles of Alabama Railroad Co. right of way. The real estate was not located on an active part of the rail line.

Liquidity and Capital Resources:

The Company primarily uses cash generated from operations to fund working capital needs and relies on long-term financing for railcars, new operating subsidiaries, and other significant capital expenditures.

The Company had approximately $500,000 in unused working capital facilities available at the end of the third quarter 1996. In addition, the Company has seen the market value of its railcar and locomotive fleet increase significantly over the last several years. This increase in value has resulted from the short supply of railcars and locomotives compared to the increased demand for their use. The Company believes it could refinance part of its railcar or locomotive fleet with an asset-based lender and generate up to $1 million in cash. On July 1, 1995, the Company's stock split and warrant issuance became payable to shareholders. The 2 for 1 stock split increased the number of shares issued and outstanding from 2,099,042 to 4,198,084. At the same time shareholders became entitled to purchase an additional 4,198,084 common shares through stock warrants issued by the Company as dividends. One warrant was issued for each share of common stock held after the split, entitling the holder to purchase 1 share of common stock for $2 per share. The shares purchased through the exercise of the warrants must be held for 1 year from the date of purchase. In the first nine months 1996, a total of 35,720 warrants were exercised, and the Company realized $71,440 on the issuance of the warrants. The Company expects increased capital to be generated by the continued exercise of warrants but is uncertain as to the amount. A total of 4,143,110 warrants are outstanding as of September 30, 1996.

The Company granted 836,000 options to certain employees under its 1994 incentive stock option plan. The options are exercisable at prices equal to the market value of the Company's stock at the date of grant. The exercise price ranges are from $1.50 to $4.40 per share. The Company expects increased capital to be generated by the exercise of options but is uncertain as to the amount. A total of 20,200 options have been exercised as of September 30, 1996 and the Company realized $30,300 as a result of their exercise.

In the first quarter 1996 the Company negotiated a credit facility with its primary bank to provide a $2.5 million annual revolving acquisition line of credit. This facility is collateralized by the common stock of the Alabama Railroad Co. and the Mississippi Central Railroad Co., as well as the Company's investment in stock of any subsidiaries acquired under the line. The interest rate for the line is currently 10.75%. The interest rate is adjustable quarterly to 2.5% over New York Prime, limited, however, to a 1 percent annual increase or decrease, not to exceed 13.5% or be reduced below 10%. Any amounts drawn on the line must be repaid monthly over a seven year period. As of the date of this filing, the line has been fully drawn upon in connection with the Company's March 12, 1996 acquisition of a controlling interest of KNRECO, Inc. d/b/a Keokuk Junction Railway, common stock (See Item 5- Other Information). The current monthly debt service resulting from the $2.5 million borrowed is $43,000.

Long-term equipment financing has historically been readily available to the Company for its railcar acquisition program. The Company believes it will be able to continue obtaining long-term equipment financing should the need arise. The Company's plans for new equipment debt in the foreseeable future are contingent upon new railroad acquisitions and increased needs and/or opportunities for railcars. The Company does not expect to make significant additions to its railcar fleet through the first quarter of 1997.

The Company is considering refinancing some of its present debt. The Company currently has agreed in principal to a financing proposal providing capital to refinance the debt secured by the Alabama & Florida Railway Co. assets. Included in this refinancing are proceeds to pay for the rehabilitation of the Pea River bridge which has been out of service since early 1994. This rehabilitation was completed in the third quarter 1996 and restored rail service to several customers east of the bridge. The Company is carrying approximately $200,000 in accounts payable related to this project. In addition, the Company is seeking to refinance the Citizens Bank & Trust acquisition line of credit which would make available $2.5 million for the purchase of operating railroads.

The Company's Minnesota Central Railroad subsidiary (MCTA) continues work to improve its track conditions. MCTA has begun a mini rehabilitation, focusing primarily on the east-end of the line. MCTA has budgeted $125,000 in materials and labor for the remaining 1996 fiscal year related to this project. MCTA intends to seek financing to replenish working capital used for this project, but is prepared to use internal cash flows if needed.

The Company anticipates favorable outcomes involving current legal proceedings. The Company does not anticipate any material judgements against it or any of its subsidiaries will arise out of the current proceedings.

The Company believes its cash flow from operations and its available working capital credit lines will be adequate to meet liquidity needs for at least the next twelve months.

Balance Sheet and Cash Flow Items:

The Company generated net cash from operating activities of $1.8 million in the first nine months 1996 compared to $864,000 during the same period last year. Net cash from operating activities for the first nine months 1996 resulted primarily from $481,000 of net income, $1.1 million of depreciation and amortization, an increase in prepaid expenses of $127,000, an increase in trade payables of $297,000 and an increase in deferred taxes of $160,000.

During the first nine months 1996 the Company purchased approximately $1.5 million of fixed assets and capital improvements. Included in the capital additions were 61 railcars purchased at a cost of $770,000. All of the railcars purchased were financed with long-term fixed rate financing. The Company capitalized approximately $400,000 of track betterments in the first nine months 1996, all of which were funded with operating cash flows. The remaining capital additions of approximately $330,000 were primarily for machinery and equipment and also were funded by operating cash. Therefore, approximately $730,000 of the Company's capital additions were funded by internal cash flow in the first nine months 1996. The Company is considering refinancing equipment to replenish the working capital used for the 1996 capital additions.

The Company's consolidated balance sheet as of September 30, 1996 includes the assets and liabilities acquired in the purchase of KNRECO stock on March 12, 1996. Additions to the balance sheet as a result of the purchase of KNRECO stock are as follows:

Cash $339,000, Accounts Receivable $849,521, Inventory $145,000, Prepaid Expenses $34,000, Fixed Assets $4,099,300, Goodwill $275,000, Accounts Payable $1,383,000, Note Payable $445,563, Deferred Income Tax Liability of $651,000, and Other Liabilities of $136,000. In addition, the Company borrowed $2.5 million and used $625,000 of working capital to finance the acquisition.

PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

Several lawsuits were pending by and against Pioneer Railcorp and/or its subsidiaries (collectively, the "Company") during the third quarter of 1996, including the following:

There is litigation pending between Minnesota Central Railroad Co. ("MCTA") and MNVA Railroad, Inc. ("MNVA") and Dakota, Missouri Valley & Western Railroad, Inc., resulting from the asset sale from MNVA to MCTA in December 1994. Two cases, involving claims by and against MCTA and Pioneer, are currently pending in Minnesota and Illinois. A third case was settled during September 1996, and MCTA is working on implementing the settlement agreement which involves the Twin Cities & Western Railroad. Management does not believe that any of these cases will result in a material adverse effect on the Registrant's consolidated financial position or results of operation.

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

There is litigation pending in the District Court of Lee County, Iowa, between Keokuk Junction Railway Co. ("KJRY") and Pioneer Railcorp and Ralston L. Taylor, the former General Manager of KJRY (prior to Pioneer's purchase of the stock of KJRY) involving certain alleged contractual obligations of KJRY. The Company does not believe it has any liability in the matter, and does not believe the case will result in a material adverse effect on the Registrant's consolidated financial position or results of operation.

There is litigation pending in the Federal Courts between Fort Smith Railroad Co. ("FSR") and the American Train Dispatchers (the union representing FSR employees) involving interpretation of the Railway Labor Act. Regardless of the outcome, it is not anticipated that either side will have a material monetary liability resulting from this litigation.

Finally, a lawsuit that was brought against the West Jersey Railroad Co. (as a result of a crossing accident that occurred in December 1990), was dismissed, based upon the statute of limitations, during the first quarter of 1996. An appeal of that dismissal was recently denied by the New Jersey Supreme Court. The Company believes that it is unlikely this dismissal will be reversed, should there be any further appeal, and does not believe the case is likely to result in a material adverse effect on the Registrant's consolidated financial position or results of operation.

Pioneer's subsidiary railroads have a number of claims against delinquent licensees, customers and others, some of which are in litigation, and others of which are likely to result in litigation. None of the amounts involved, however, would have a material impact on the Company's consolidated financial position or results of operations if they proved to be uncollectible.

In the course of business, the Company experiences crossing accidents, employee injuries, delinquent and/or disputed accounts, and other incidents, which give rise to claims that may result in litigation. Management vigorously pursues settlement and release of such claims, but at any time, some such incidents, which could result in lawsuits by and against the Company, remain unresolved. Management believes it has valid claims for, or good defenses to, these actions. Management considers such claims to be a routine part of the Company's business.

As of the date of this Form 10-QSB, the Company is aware of only one such incident which could result in a liability that would materially affect the Company's consolidated financial position or results of operation. That incident involved a grade crossing accident on the Alabama & Florida Railway that seriously injured two people. Both the Company's investigation, and that of the local police, determined that the driver was at fault in this accident, however, the Company discloses it as a matter of prudence.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters  were  submitted to a vote of security  holders in the third  quarter
1996.

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

The total consideration for the purchase of 100% of the outstanding shares of KNRECO, Inc. was $3,125,597. This was paid by $3,124,357 in cash, and the remainder in Pioneer Railcorp Class A common stock (342 shares). The purchase was financed largely through a $2.5 million acquisition line of credit Pioneer Railcorp has with Citizens Bank & Trust Company of Chillicothe, Missouri. The line of credit is collateralized by the Common Stock of the Alabama Railroad Co. and the Mississippi Central Railroad Co., as well as the Company's investment in stock of any subsidiaries acquired under the line. The interest rate for the line is currently 10.75%. The interest rate is adjustable quarterly to 2.5% over New York Prime, limited, however, to a 1 percent annual increase or decrease, not to exceed 13.5% or be reduced below 10%. Any amounts drawn on the line must be repaid monthly over a seven year period. The current monthly debt service resulting from the $2.5 million borrowed is $43,000. The remainder of the purchase price was financed through internal cash flow.

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

The Company through its wholly-owned  subsidiary Columbia & Northern Railway Co.
(CNOW) signed a lease with the Marion County (Mississippi) Railroad Authority ("Authority") to operate approximately 29 miles of trackage between Columbia and Silver Creek, Mississippi. The lease with the Authority was executed on February 21, 1996 and provides for a term of ten years, with 5 ten-year renewal options at a rental of $1.00 per year. The lease requires CNOW to maintain the track. CNOW exercised its renewal options and has prepaid the lease for 60 years. In addition, CNOW leases approximately 5 miles of track between Silver Creek and Furguson, Mississippi, from the Illinois Central Railroad for interchange purposes. CNOW has been restoring the tracks and preparing to begin operation of the line, but has not yet started train operation. The Company estimates that CNOW will handle a small number of cars in 1996 and will not materially affect the results of operations of the Company.

In the second quarter 1996, the Company's Keokuk Junction Railway signed a contract with its major customer, Roquette America, Inc, granting KJRY the right to exclusively switch cars into and from the plant. It is anticipated that this contract will have a positive effect on operating income in the future, but is uncertain as to what extent.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

None.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





PIONEER RAILCORP
(Registrant)





       11/01/96               /s/ Guy L. Brenkman
       --------               -------------------------------
        DATE                  GUY L. BRENKMAN
                                PRESIDENT & CEO




      11/01/96                /s/ Michael Carr
      --------                --------------------------------
       DATE                   J. MICHAEL CARR
                                 ASSISTANT TREASURER &
                                 CHIEF FINANCIAL OFFICER