Form 10KSB
period 1996-12-31
PIONEER RAILCORP
filed 1997-03-31
CIK 796374

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

              Annual Report Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1996

                        Commission File Number 33-6658-C

                                Pioneer Railcorp
             (Exact name of Registrant as specified in its charter)

            Iowa                                                  37-1191206
-------------------------------                              -------------------
(State or other jurisdiction of                              (IRS Employer ID #)
incorporation or organization)

        1318 S. Johanson Rd.
            Peoria, IL                                               61607
----------------------------------------                           ----------
(Address of principal executive offices)                           (Zip code)

Registrant's telephone number:     309-697-1400

Securities registered pursuant to Section 12(g) of the Act:

Title of each Class                 Name of each exchange on which registered
----------------------           -----------------------------------------------
Common  Stock, Class A           Nasdaq SmallCap Market , Chicago Stock Exchange

Securities registered pursuant to 12(g) of the Act:

Common stock, Class A ($.001 par value)
Common Stock, Class B (no par value)
---------------------------------------
(Title of Class)

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

Issuer's revenues for the fiscal year ended December 31, 1996 were $10,979,218

The aggregate market value of voting stock held by non-affiliates of the Registrant on March 26, 1997 was $5,403,072

                                    4,588,263
             ------------------------------------------------------
             (Shares of Common Stock outstanding on March 26, 1997)

PART I

Item 1.  Business

General
-------

Pioneer Railcorp, an Iowa corporation, is a railroad holding company. As used in this Form 10-KSB, unless the context requires otherwise, the term "Company" or "PRC" refers to the parent, Pioneer Railcorp and its subsidiaries: West Michigan Railroad Co. (WJ) (formerly West Jersey Railroad Co.), Wabash & Western Railway Co. d/b/a Michigan Southern Railroad (MSO), Fort Smith Railroad Co. (FSR), Alabama Railroad Co. (ALAB), Mississippi Central Railroad Co. (MSCI), Alabama & Florida Railway Co., Inc. (AF), Decatur Junction Railway Co. (DT), Vandalia Railroad Company (VRRC), Minnesota Central Railroad Co. (MCTA), Keokuk Junction Railway Co. (KJRY), Rochelle Railroad Co. (RRCO), Columbia & Northern Railway Co. (CNOW), Shawnee Terminal Railway Company (STR), Pioneer Railroad Equipment Co., Ltd. (PREL), Pioneer Air, Inc. (PAR), and Pioneer Railroad Services, Inc.
(PRS).

The Company operates in two business activities - railroad transportation and railroad equipment leasing. PRC's rail system provides shipping links for customers along its routes and interchanges with six major railroads, Burlington Northern Santa Fe Railroad (BNSF), Conrail, Inc. (CR), CSX Transportation (CSX), Illinois Central Railroad (IC), Norfolk Southern Railway (NS) and Union Pacific Railroad (UP). Additionally, the Company has interchanges with five smaller railroads, the Kansas City Southern Railway (KCS), the Arkansas & Missouri Railroad (AM), the Twin Cities & Western Railway (TCW), the Toledo Peoria & Western Railway Corporation (TPW), and Indiana Northeastern Railroad Company
(IN). PRC's rail system is devoted to carrying freight. PRC also seeks to encourage development on or near, and utilization of, its real estate right of way by potential shippers as a source of additional revenue. The Company also generates revenue by granting to various entities, such as utilities, pipeline and communications companies and non-industrial tenants, the right to occupy its railroad right of way and other real estate property. The Company also leases rail equipment to, and repairs rail equipment owned by, others.

Railroad Operations
-------------------

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

On October 7, 1994, Pioneer Railcorp acquired all the outstanding common stock of the Vandalia Railroad Company. The line located in Vandalia, Illinois, interchanges with Conrail and is approximately 3.45 miles long. The Railroad's principal commodities are steel pipe, plastic pellets, fertilizer, and feed ingredients.

On December 12, 1994, Pioneer Railcorp's wholly-owned subsidiary Minnesota Central Railroad Co., acquired certain assets of MNVA Railroad, Inc. The assets purchased included approximately 94 miles of operating railroad in southwest Minnesota. The railroad interchanges with the BNSF at Hanley Falls, Minnesota and the TCW at Norwood, Minnesota. The railroad's principal commodities are grain, clay, fertilizer, canned goods, dairy products, and particle board.

On July 11, 1995, Pioneer Railcorp signed an agreement with the Trustee of the Southwestern Michigan Railroad Company, Inc., d/b/a Kalamazoo, Lakeshore & Chicago Railroad (KLSC), to purchase all of the tangible assets of KLSC. Those assets include approximately 15 miles of track and right of way, extending from Hartford to Paw Paw, in Van Buren County, Michigan. Pioneer Railcorp then assigned its right to purchase to the West Jersey Railroad Co., a wholly owned subsidiary of Pioneer, which had been operating the former KLSC tracks under a Interstate Commerce Commission Directed Service Order since June 24, 1995. West Jersey Railroad Co. amended its articles of incorporation to change its name to "West Michigan Railroad Co." effective October 2, 1995. The sale was approved by the Interstate Commerce Commission by order served October 18, 1995, and the West Michigan Railroad Co. took title to the property on October 24, 1995.

On February 21, 1996, Pioneer Railcorp through its wholly-owned subsidiary Columbia & Northern Railway Co. (CNOW) signed a lease with the Marion County (Mississippi) Railroad Authority ("Authority") to operate approximately 29 miles of trackage between Columbia and Silver Creek, Mississippi. In addition, CNOW leases approximately 5 miles of track between Silver Creek and Furguson, Mississippi, from the Illinois Central Railroad for interchange purposes. Shipping contracts have delayed the train operations of CNOW and it is uncertain as to when rail transportation will commence.

On March 12, 1996, Pioneer Railcorp purchased 93% of the common stock of KNRECO, Inc., an Iowa corporation d/b/a Keokuk Junction Railway (hereinafter "KJRY") from the shareholders, and purchased all of the remaining common shares of KJRY in April of 1996. KJRY operates a common carrier railroad line within the City of Keokuk, Iowa, from Keokuk to LaHarpe, Illinois, and a branch line from Hamilton to Warsaw, Illinois, a total of approximately 38 miles. In addition, KJRY owns all of the common stock of Keokuk Union Depot Company, an Iowa corporation, that owns the former Keokuk Union Depot building, along with surrounding track and real estate. KNRECO, Inc. changed its corporate name to Keokuk Junction Railway Co. effective April 10, 1996. The KJRY interchanges with the BNSF at Keokuk, Iowa and the TPW at LaHarpe, Illinois. The railroad's principal commodities are corn, corn germ, corn syrup, meal, gluten feed, calcined coal, ferro silicon, scrap iron, and railroad wheels.

On March 25, 1996, Pioneer Railcorp through its wholly-owned subsidiary Rochelle Railroad Co. (RRCO), signed a one year lease with the city of Rochelle, Illinois, to operate approximately 2 miles of track serving the Rochelle Industrial Park. The line interchanges with the BNSF and the UP. Train operations began April 15, 1996. The railroad's principal commodity is frozen foods.

On November 13, 1996, Pioneer Railcorp purchased 100% of the common stock of the Shawnee Terminal Railway Company. The line located in Cairo, Illinois, interchanges with the Illinois Central Railroad and is approximately 2.5 miles long. The railroad's principal commodities are glycol and railroad freight cars for cleaning.

On December 19, 1996, Pioneer Railcorp through its wholly-owned subsidiary Wabash & Western Railway Co., signed a two year lease with the Michigan Southern Railroad Company, Inc., Morris Leasing Co. Ltd. and Gordon D. Morris to operate 53 miles of track and certain railroad related assets. The lease contains an exclusive option to purchase the stock of the Michigan Southern Railroad Company, Inc. and the railroad assets of Morris Leasing Co., Ltd. and Gordon D. Morris within the lease term. The railroad is comprised of three separate non-contiguous lines, one located in southern Michigan and two located in northern Indiana. All lines have separate interchanges with Conrail. The Michigan line also interchanges with the Indiana Northeastern Railroad Company. The railroad's principal commodities are scrap paper, scrap iron, fertilizer, plastics, plywood, sugar and corn syrup.

Other Operations
----------------

Other operations engaged in by the Company are performed by its wholly owned subsidiaries, Pioneer Railroad Equipment Co., Ltd. (PREL) which was formed on April 1, 1990, and Pioneer Railroad Services, Inc. (PRS) which began operations on October 1, 1993. PREL leases equipment to the Company's subsidiary railroads and also purchases, sells and leases equipment to and from unrelated parties. PREL also earns income from non-company railroads on its fleet of approximately 850 railcars (as of December 31, 1996) when they carry freight on non-company railroads. PREL also engages in retail sales of promotional items. PRS provides accounting, management, marketing, operational and agency services to the Company's subsidiary railroads. In addition, Pioneer Air, Inc. was formed on August 5, 1994 and currently owns a Cessna 421B aircraft which is used by Pioneer Railcorp subsidiaries exclusively for Company business travel.

Marketing
---------

The Company's marketing department was established to foster continuing business with existing customers and to develop and attract new customers and additional loadings on all PRC railroads. At the end of 1996, the Company had three full time marketing employees. The Company's attention to marketing has earned recognition in industry publications, with Class I railroads and with smaller rail carriers. The Company's marketing department along with the Company's operations center have become important value-added services offered to present and potential customers. The objective of the marketing department is to provide a customer service plan which is among the most proactive, customer oriented and growth centered approach in the shortline railroad industry.

Distribution
------------

Virtually all interchange traffic is with unionized Class I carriers, and a prolonged work stoppage on those carriers would have a material adverse impact upon the Company; however, there has never been such a prolonged work stoppage of the American railroad industry, and the Company considers the chances of that to be remote.

Suppliers
---------

The Company does not believe that the loss of any supplier would have a material adverse effect on its business, as there are alternative suppliers available.

Competition
-----------

With respect to the industry in which PRC operates, the Company, like any other railroad company, faces intense competition from the trucking industry, barge lines and other railroads for the movement of commodities. The Company feels (pricing and time sensitivity constant) that it has a competitive advantage due to its integrated efforts in providing value-added rail services through its marketing department and operations center, with continued emphasis on safe and efficient train operations.

Competition for additional railroads as they become available on the market, either as direct "spin-offs" from Class I Railroads or through the secondary market, is intense. The Company believes that it has a competitive advantage for the acquisition of future Class III Railroads due to the following factors: (1.) the Company has acquired and currently operates multiple railroads, (2.) the Company's experienced management team, (3.) the Company's proficiency with industry-trend technologies desired by Class I Railroads, such as Electronic Data Interchange (EDI), (4.) the quality of the Company's employees, and (5.) Pioneer Railcorp's $2.5 million acquisition line of credit.

Regulations
-----------

The   Company's   subsidiaries   are  subject  to   regulation  by  the  Surface
Transportation Board of the U.S. Department of Transportation, the Federal Railroad Administration (FRA), and certain state and local jurisdictions. Such regulation affects rates, safety rules, maintenance of track, other facilities, and right of way, and may effect the Company's revenues and expenses. To date there has been no material effect on the Company's operations because of regulatory action, nor does the Company expect any such effect in the foreseeable future.

Employees
---------

On December 31, 1996, the Company had 106 employees which consisted of 75 operating personnel, 27 support staff and 4 executive officers.

During 1994 the employees of the FSR voted for union representation. Negotiations are underway with the American Train Dispatchers Department of the Brotherhood of Locomotive Engineers, which may or may not result in a contract in the future.

Item 2.  Property

In October 1994, the Company purchased a 16,000 square foot building located in Peoria, Illinois as a permanent corporate headquarters facility. In conjunction with the purchase of its corporate office building, the Company assumed a land lease for the property on which the building is located. This twenty-five year lease is renewable for five successive periods of five years with annual rents equal to ten percent of the appraised value of the land, payable in monthly installments, with appraisal value reviews every five years following the origination date. The Company is responsible for costs of maintenance, utilities, fire protection, taxes and insurance.

A description of the Company's railroad properties as of 12/31/96 by subsidiary follows:

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

b.) Alabama Railroad Co. (ALAB): The ALAB is a line totaling 60 miles of operating railroad running from Flomaton to Corduroy, Alabama which was purchased by the Company from CSX Transportation (CSX) on October 25, 1991. The purchase included both the track materials and underlying real estate and also included some rail assets associated with a connecting CSX line abandonment. These rail assets which were part of the transaction included an additional 1.5 miles of real estate and track materials and an additional 3.5 miles of track materials only, which had to be removed within twelve months of the transaction. The purchase was funded by a mortgage note for $300,000 and the issuance of $432,000 in preferred stock. The Company considers the track to be in good condition.

c.) Mississippi Central Railroad Co. (MSCI): The MSCI, formerly Natchez Trace Railroad (NTR), is a line totaling 56.5 miles of operating railroad running from Oxford, Mississippi to Grand Junction, Tennessee. Approximately 51 of the track miles are located in Mississippi. On April 1, 1992, 100% of the common stock of this railroad was purchased by the Company from Kyle Railways, Inc., for $175,000. The Mississippi portion of the line was owned by the Layfayette, Marshall and Benton Regional Railroad Authority and operated by the MSCI under a lease-purchase arrangement. On December 21, 1993, MSCI concluded the purchase of the Mississippi portion of the line from the Rail Authority. The Company considers the track to be in good condition, as several bridge and track rehabilitations have taken place during the railroad's existence. On February 25, 1991, a large washout occurred on the line a short distance from where the line enters the city of Oxford, Mississippi, denying access to several MSCI customers. In late 1995 the MSCI repaired the washout and re-opened the line. The Company is actively pursuing new business on this segment of the line; however no significant revenues were generated in 1995 or 1996 as a result of the washout repair.

d.)Alabama & Florida Railway Co., Inc. (AF): On November 23, 1992, the Company purchased 76 miles of track facilities and railroad equipment from A&F, Inc., which had been doing business as Alabama & Florida Railroad. This railroad runs between Georgiana and Geneva, Alabama. The purchase was funded by a mortgage note for $1,750,000 and the issuance of $431,000 in preferred stock. The Company has an option from CSX Transportation to negotiate a purchase price for the underlying real estate and currently leases the property for a monthly payment of $2,305. The Company has exclusive rights to the revenues derived from the land leases and easements. In connection with the operation of this line, the AF also leases from the Andalusia & Conecuh Railroad Company a two mile segment of track connecting to the AF's line in Andalusia, Alabama for a nominal fee. The Company also absorbs the cost of all maintenance of that facility. The Company considers the line to be in good condition.

e.) Decatur Junction Railway Co. (DT): The DT leases from Cisco Co-op Grain Company (CISCO) a segment of track, approximately thirteen (13) miles in length, that runs from Green's Switch (Decatur, Illinois) to Cisco, Illinois. The DT also leases a segment of track from Central Illinois Shippers, Incorporated
(CISI), approximately seventeen (17) miles in length, that runs from Elwin to Assumption, Illinois. The two lines are connected via trackage rights on the Illinois Central Railroad (approximately eight miles) through Decatur, Illinois. Both leases expire in December 2006. Both leases require the Company to perform normal track maintenance and pay a nominal per car charge on traffic in excess of 1,000 car loads per year. The DT's track is considered to be in good condition, as in recent years the owners of the line received in excess of $1,000,000 in rehabilitation grants from the Federal Railroad Administration
(FRA).

f.) Vandalia Railroad Company (VRRC): The VRRC is approximately 3.45 miles of operating railroad located in Vandalia, Illinois. The railroad was purchased on October 4, 1994, with $300,000 cash and the issuance of 57,500 shares of Rule 144 restricted common stock of the Registrant. The VRRC has a lease with the City of Vandalia for the 3.45 miles of railway. This lease is renewable for ten year periods beginning in September 2003, and the lease of $1 is prepaid through September 2003. After September 2003, the lease payments will be equal to $10 per loaded rail car handled in interchange. The Company considers the track to be in good condition.

g.) Minnesota Central Railroad Co. (MCTA): On December 12, 1994 the Company purchased approximately 94 miles of operating railroad and railroad equipment from MNVA Railroad, Inc. The purchase was funded by the assumption of debt totaling $1,656,173. Certain sections of the line are in poor condition and the Company made a significant effort to improve the line in 1995, and began a major rehabilitation of the line in 1996, significantly improving a continuous 20 mile section of railroad. The remaining sections of line are in poor condition. The Company plans to continue efforts to rehabilitate the line using its own capital resources. The Company believes it would take up to 4 years to completely rehabilitate the line to satisfactory condition to allow for the efficient handling of train operations. It is unlikely that any state grant or rehabilitation loan funding will be available to assist the Company in funding its rehabilitation efforts.

h.) West Michigan Railroad Co. (WJ): On July 11, 1995, Pioneer Railcorp signed an agreement with the Trustee of the Southwestern Michigan Railroad Company, Inc., d/b/a Kalamazoo, Lakeshore & Chicago Railroad (KLSC), to purchase all of the tangible assets of KLSC for $300,000 cash and $200,000 of Pioneer Railcorp common stock. The assets included approximately 15 miles of track and right-of-way, extending from Hartford to Paw Paw, in Van Buren County, Michigan, a depot building and parking lot in Paw Paw and various attendant licenses and rights involving the real estate. This agreement was approved by the United
States Bankruptcy Court for the Western District of Michigan in an order that became final on or about September 21, 1995. Pioneer Railcorp then assigned its right to purchase to the West Jersey Railroad Co., a wholly owned subsidiary of Pioneer Railcorp, which had been operating the former KLSC tracks under a Interstate Commerce Commission Directed Service Order since June 24, 1995. The West Jersey Railroad Co. amended its articles of incorporation to change its name to "West Michigan Railroad Co." effective October 2, 1995. The sale was approved by the Interstate Commerce Commission by order served October 18, 1995, and the West Michigan Railroad Co. took title to the property on October 24, 1995. The track is considered to be in good condition.

i. ) Columbia & Northern Railway Co. (CNOW): On February 21, 1996, Pioneer Railcorp through its wholly-owned subsidiary Columbia & Northern Railway Co.
(CNOW) signed a lease with the Marion County (Mississippi) Railroad Authority ("Authority") to operate approximately 29 miles of trackage between Columbia and Silver Creek, Mississippi. The lease with the Authority requires an annual payment of $1 per year and requires the CNOW to maintain the track. The lease was prepaid for 60 years at commencement. In addition, CNOW leases approximately 5 miles of track between Silver Creek and Furguson, Mississippi, from the Illinois Central Railroad for interchange purposes. The track is considered to be in average condition.

j.) Keokuk Junction Railway Co. (KJRY): On March 12, 1996, Pioneer Railcorp purchased 93% of the common stock of KNRECO, Inc., an Iowa corporation d/b/a Keokuk Junction Railway and completed the acquisition of 100% of said shares in April 1996. KJRY operates a common carrier railroad line within the City of Keokuk, Iowa, from Keokuk to LaHarpe, Illinois, and a branch line from Hamilton to Warsaw, Illinois, a total of approximately 38 miles. The track is considered to be in good condition. In addition, KJRY owns all of the common stock of Keokuk Union Depot Company, an Iowa corporation, that owns the former Keokuk Union Depot building, along with surrounding track and real estate. KNRECO, Inc. changed its corporate name to Keokuk Junction Railway Co. effective April 10, 1996. The total consideration for the purchase of 100% of the outstanding shares of KNRECO, Inc. was $3,125,597. This was paid by $3,124,357 in cash, and the remainder in Pioneer Railcorp Class A common stock (342 shares). The purchase was financed largely through a $2.5 million acquisition line of credit Pioneer Railcorp has with Citizens Bank & Trust Company of Chillicothe, Missouri. The remainder of the purchase price was financed through internal cash flow.

k.) Rochelle Railroad Co. (RRCO): In February 1996, Pioneer Railcorp, through its wholly-owned subsidiary Rochelle Railroad Co. (RRCO), entered into a one year lease with a five year renewal option, signed in March 1997, with the city of Rochelle, Illinois, to operate approximately 2 miles of track serving the Rochelle Industrial Park. The track is considered to be in good condition.

l.) Shawnee Terminal Railway Company (STR): On November 13, 1996, Pioneer Railcorp purchased 100% of the common stock of the Shawnee Terminal Railway Co. for a total consideration of $10,000 cash. The line located in Cairo, Illinois, is approximately 2.5 miles long and considered to be in good condition.

m.) Wabash & Western Railway Co. d/b/a/ Michigan Southern Railroad (MSO): On December 19, 1996, Pioneer Railcorp through its wholly-owned subsidiary Wabash & Western Railway Co. signed a two year lease with the Michigan Southern Railroad Company, Inc., Morris Leasing Co., Ltd. and Gordon D. Morris to operate 53 miles of track and certain railroad related assets. The lease requires a fixed monthly payment for the equipment assets and a per car charge for railroad usage. The lease contains an exclusive option to purchase the stock of the Michigan Southern Railroad Company, Inc. and the railroad assets of Morris Leasing Co., Ltd. and Gordon d. Morris within the lease term. The railroad is comprised of three separate, non-contiguous lines totaling approximately 50 miles. One line is 39 miles long extending from White Pigeon to Coldwater, Michigan. Two lines are located in northern Indiana: one at Elkhart, which is approximately 10 miles in length, and the other at Kendalville, which is approximately 1 mile in length. All lines are considered to be in good condition.

Company management believes that all of its properties and assets are adequately covered by insurance.

Item 3.  Legal Proceedings

Several lawsuits were pending by and against Pioneer Railcorp and/or its subsidiaries (collectively, the "Company") during 1996.

Two cases are currently pending involving a number of outstanding issues between Minnesota Central Railroad Co. ("MCTA") and MNVA Railroad, Inc. ("MNVA") and Dakota, Missouri Valley & Western Railroad, Inc., concerning the asset sale from MNVA to MCTA in December 1994. One of those cases was tried to a jury in Carver County, Minnesota in November 1996. MCTA has appealed that verdict to the Minnesota Court of Appeals, based upon the jurisdiction of the Surface Transportation Board. The other case, which was brought by the Company, is still pending in the Peoria County Circuit Court.

A Federal Employer's Liability Act ("FELA") lawsuit is pending against the Alabama & Florida Railway Co. in Alabama. That action was brought by a former employee of a track contractor (or its sub-contractor), and is being defended by the contractor pursuant to an indemnification agreement. The Company does not believe it has any liability in the matter, and does not believe the case will result in a material adverse effect on the Registrant's consolidated financial position or results of operation.

There are two cases currently pending between Ralston L. Taylor, the former General Manager of Keokuk Junction Railway ("KJRY"), and the Company. One of those cases, which is in the District Court of Lee County (Iowa) involves certain allegations by Mr. Taylor relating to the termination of his employment relationship with KJRY. Management believes that Mr. Taylor's position is without merit, and that the case is not likely to result in a material adverse effect on the Registrant's consolidated financial position or results of operation. The other case was brought by KJRY in the Hancock County (Illinois) Circuit Court, and involves unpaid car storage charges due KJRY.

A case is currently pending in the Circuit Court of Sebastian County, Arkansas, involving a crossing accident which occurred in Fort Smith in December 1993. Management is vigorously defending that case, and does not believe FSR has any liability. As such, the case is not likely to result in a material adverse effect on the Registrant's consolidated financial position or results of operation.

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

In addition, KJRY has been notified that an employee who allegedly sustained an injury on December 26, 1996, may file an FELA action. Management has inadequate information at this time to evaluate the extent or validity of that employee's potential claim.

As of the date of this Form-10-KSB, management is not aware of any other incident which is likely to result in a liability that would materially effect the Company's consolidated financial position or results of operation.

Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted to security holders for vote in the fourth quarter 1996.

PART II

Item 5.  Market for Company's Common Equity and Related Stockholder Matters.

The Company's common stock trades on the Nasdaq SmallCap Market tier of the Nasdaq Stock Market under the symbol "PRRR" and the Chicago Stock Exchange under the trading symbol "PRR". The quarterly high and low sales price of the Company's common stock for the periods below are as follows (adjusted to reflect a 2 for 1 stock split on 6/30/95):

        95-1Q    95-2Q    95-3Q     95-4Q     96-1Q    96-2Q    96-3Q    96-4Q
        ----------------------------------------------------------------------

High    $2.63    $4.50    $4.50     $3.38     $4.13    $ 4.00   $3.13    $3.13
Low     $2.00    $2.19    $2.63     $2.00     $3.38    $ 2.75   $2.00    $1.88

As of December 31, 1996, the Company had 1,768 common stockholders of record, including brokers who hold stock for others. No common stock cash dividends have been declared or paid.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995
--------------------------------------------------------------------------------

The Company's net income in 1996 decreased by 78% to $102,000 down from $462,000 in 1995. Operating revenue increased by $2.4 million, or 28% to $11 million from $8.6 million in 1995. Operating expense increased in 1996 by $2.7 million, or 40%, to $9.6 million from $6.9 million in the prior year. Operating income decreased in 1996 by $300,000, or 18% to $1.4 million from $1.7 million in the prior year.

Several operating subsidiaries performances were responsible for the decrease in operating income in 1996. The Keokuk Junction Railway, acquired in March 1996, contributed $792,000 of operating income in 1996. In addition, increased volume and pricing resulted in 1996 operating income increases of $67,000 on the Alabama & Florida Railway and $87,000 on the Vandalia Railroad.

The Alabama Railroad had a decrease in operating income of $188,000 in 1996 as a result of a three month shut down of the line's largest customer due to plant modernization. The Minnesota Central Railroad had a decrease in operating income of $202,000 in 1996 primarily due to severe weather in the 4th quarter and the effects of decreased grain shipping resulting from both market conditions and weather.

Pioneer Railroad Equipment Co., Ltd. revenue was affected by the situations on the ALAB and MCTA due to the non-utilization of box cars and grain hopper cars assigned to these railroads. PREL operating income increased $51,000 in 1996. The small increase in operating income combined with an increase in non-operating expense (primarily interest expense) of $318,000 resulted in an overall decrease in pre-tax net income of $267,000 in 1996.

The Decatur Junction Railway had a $155,000 decrease in operating income in 1996, primarily resulting form the January 1996 expiration of a non-recurring switching contract in effect for most of 1995. Pioneer Railroad Services, Inc. had increased expenses related to hiring and retaining several support personnel in 1996, and other administrative costs, which decreased operating income by $599,000.

Operating Revenue:

Operating revenue increased in 1996 by $2.4 million, or 28%, to $11 million from $8.6 million in the prior year. The increase in operating revenue is attributable to the Keokuk Junction Railway acquisition on March 12, 1996, the Rochelle Railroad operating lease which began in April of 1996, and increased revenue from the Company's railcar fleet. The Keokuk Junction Railway had operating revenue of $2.3 million in 1996 and the Rochelle Railroad had operating revenue of $172,000 in 1996. Carhire revenue from the Company's railcar fleet (approximately 850 cars at 12/31/96) increased by $150,000, or 8%, to $1.91 million from $1.76 million in the prior year. In addition, the Company had increased revenue in 1996 from the lease of its railcars and excess locomotives to non-affiliated entities. This activity generated $ 337,000 of revenue in 1996 compared to $125,000 of revenue in 1995. The increase is primarily attributable to a short term lease of 150 grain covered hopper cars which expired in May of 1996.

Other factors affected the Company's 1996 operating revenue. In early February 1995 the Company's Decatur Junction Railway Co. began performing contract switching for the Illinois Central Railroad. This contract was executed as a direct result of labor disputes at certain Decatur, Illinois industries, and the refusal of Illinois Central train crews to cross the picket lines at local industries. This contract, which ceased January 2, 1996, generated $139,000 of revenue in 1995. As a result of this contract expiring and a decrease in local grain shipments, DT revenue was down $150,000 or 32 % to $313,000 from $463,000 in the prior year.

The Mississippi Central Railroad had a decrease in revenue of $124,000, or 13% to $803,000 from $927,000 in the prior year. This decrease was a direct result of a reduction in particle board shipments in 1996 compared to 1995.

The Alabama Railroad had a decrease in revenue of $176,000 or 24% to $572,000 from $748,000 in the prior year. This decrease was a direct result of a three month shut down of the largest shipper on the railroad in order to facilitate the modernization of its plant facilities.

The Vandalia Railroad had a increase in operating revenue of $135,000 or 52% to $397,000 from $262,000 in the prior year. This increase in revenue resulted from both increased freight volume and pricing.

The Rochelle Railroad contributed $172,000 in revenue from 1996 operations. The Shawnee Terminal Railway and the Michigan Southern Railroad, both of which began operations in the fourth quarter 1996, did not contribute significant revenue in 1996 .

The remaining operating subsidiaries had constant overall revenue in 1996 compared to 1995.

Operating Expense:

Operating expense increased in 1996 by $2.7 million, or 40%, to $9.6 million from $6.9 million in the prior year. The increase in operating expense is attributable to the Keokuk Junction Railway Co. acquisition on March 12, 1996, an increase in depreciation expense related to the growth of the Company's railcar fleet, and increases in administrative expense resulting from the current, and anticipated future growth of the Company. The Keokuk Junction Railway had operating expense of $1.46 million in 1996. Depreciation expense related to the Company's railcar fleet and equipment increased approximately $300,000, or 74% to $705,000 from $405,000 in the prior year. Administration expense increased $800,000 to $3.1 million, or 35% from $2.3 million in the prior year. The Rochelle Railroad had operating expense of $139,000 in 1996. The Shawnee Terminal Railway and the Michigan Southern Railroad, both of which began operations in the fourth quarter, did not have significant operating expense in 1996.

Operating Expense Income Statement Line Item Discussion:

Maintenance of ways (MOW) expense increased $54,000, or 7% to $932,000 from $878,000 in the prior year. The Keokuk Junction Railway had $70,000 of MOW expense in 1996. The Minnesota Central had a decrease in MOW expense of $80,000 or 34% to $154,000 from $234,000 in 1996 primarily resulting from the capitalization of $150,000 of labor related to the MCTA track rehabilitation project in 1996. Other operating subsidiaries had constant MOW expense in 1996 compared to 1995.

Maintenance of equipment expense (MOE) increased $311,000, or 31% to $1,342,000 from $1,031,000 in the prior year. Most of this increase is attributable to the Keokuk Junction Railway which had $300,000 of MOE expense in 1996. Approximately $156,000 of Keokuk's MOE expense relates to a monthly railcar lease contract, in effect at acquisition, with an unrelated third party. Other operating subsidiaries had constant maintenance of equipment expense in 1996 compared to 1995.

Transportation expense (TRAN) increased $1,028,000, or 56% to $2,851,000 from $1,823,000 in the prior year. The Keokuk Junction Railway had $707,000 of TRAN expense in 1996. The Minnesota Central had an increase in TRAN expense of $240,000 or 43% to $793,000 from $553,000 in the prior year. The MCTA increase resulted from increased fuel expense, derailment expense and car hire expense resulting from inefficient train operations caused by the poor track condition. The Rochelle Railroad had $78,000 of TRAN expense in 1996. The Mississippi Central Railroad had a decrease in transportation expense of approximately $112,000 or 33% to $232,000 from $344,000 in the prior year. The MSCI reduction is a result of decreased locomotive maintenance expense and fuel expense resulting from the reduction in shipping, and a reduction in car hire expense as a result of the increased utilization of Company owned railcars. Other operating subsidiaries had constant transportation expense in 1996 compared to 1995.

Administration expense (ADMIN) increased $827,000 to $3,067,000, or 37% from $2,240,000 in the prior year. The Keokuk Junction Railway had $247,000 of ADMIN expense in 1996 and the Rochelle Railroad had $57,000 of ADMIN expense in 1996. Expenses related to hiring and retaining several support personnel in 1996 increased administrative costs by approximately $241,000. ADMIN expense related to executive compensation contracts increased approximately $36,000 in 1996. The Company increased its liability insurance limits to up $10 million which increased insurance expense approximately $86,000 in 1996. In addition, the medical expense relating to the Company's self-funded employee health insurance plan increased $94,000 in 1996. This increase is a result of extremely low medical expenses in 1995 of $43,000 compared to $137,000 in 1996. The Company health plan includes reinsurance that provides for a maximum expense cap which protects the Company from incurring medical expenses over a specified amount.
This amount is similar to what the cost would be to the Company under a traditional third party plan.

Depreciation and amortization expense increased $479,000, or 52%, to $1,393,000 compared to $914,000 in the prior year. Approximately 27% or $129,000 of the increase in this expense is related to the Keokuk Junction Railway and approximately 63% or $300,000 of this increase is related to the growth of the Company's railcar fleet. The remainder is attributed to other miscellaneous capital additions.

Other Income and Expense Income Statement Line Item Discussion:

Other income and expense, excluding interest expense and gain on sale of assets, increased $113,000 to $246,000 compared to $133,000 in the prior year. The majority of this income is generated from the granting of easements and leases for the use of railroad right of way property. Also included in this income are revenues generated from scrap sales, and other non-operating revenues and expenses. In 1996 the Fort Smith Railroad received $93,000 of revenue representing its interest in track removed and scrapped from its Paris Branch line. No other item included in this category is material when considered alone.

Equipment interest expense increased $550,000, or 70% to $1,335,000 compared to $785,000 in the prior year. Approximately $319,000 of increased interest expense is related to equipment financing and $230,000 is related to the financing of the Keokuk Junction Railway acquisition and the debt assumed in the transaction.

Net gain on fixed asset dispositions increased $14,000 in 1996 to $58,000 compared to $44,000 in 1995. Approximately $30,000 of the net gain on fixed asset dispositions was attributable to the sale of 5.3 miles of Alabama Railroad right of way. In addition, a gain of $20,000 was realized from the sale of a locomotive and $10,000 was realized from the sale of two trolley cars. The remainder of the net gain resulted from the disposition of other miscellaneous pieces of equipment, none of which was disposed of at a significant gain or loss.

In March 1997, the accounting requirements for calculating earnings per share were revised. Basic earnings per share for 1997 and later will be calculated solely on average common shares outstanding. Diluted earnings per share will reflect the potential dilution of stock options and other common stock equivalents. All prior calculations will be restated to be comparable to the new methods. The Company does not believe this new accounting standard will have a material impact on its financial statements.

Liquidity and Capital Resources:

The Company primarily uses cash generated from operations to fund working capital needs and relies on long-term financing for railcars, new operating subsidiaries, and other significant capital expenditures.

The Company has working capital facilities totaling $1.1 million of which $448,000 was available at the end of 1996. In addition, the Company has seen the market value of its railcar fleet increase significantly over the last several years. This increase in value has resulted from the short supply of railcars compared to the increased demand for their use. The Company believes it could refinance or sell part of its railcar fleet and generate up to $1 million in cash.

On March 17, 1997, the Company signed a proposal to sell one hundred covered hoppers. The sale is contingent upon inspection and acceptance of the cars by the purchaser and the execution of a formal sale/purchase agreement by April 4, 1997. The gross proceeds from the sale of the cars will be approximately $1.4 million and the Company will generate net cash of approximately $350,000 after paying of debt for the cars in the sales transaction.

In March of 1996, the Company negotiated a credit facility with its primary bank to provide a $2.5 million annual revolving acquisition line of credit. This facility is collateralized by the common stock of the Alabama Railroad Co. and the Mississippi Central Railroad Co., as well as the Company's investment in stock of any subsidiaries acquired under the line. The interest rate for the line is currently 10.75%. The interest rate is adjustable quarterly to 2.5% over New York Prime, limited to a one percent annual increase or decrease, not to exceed 13.5% or be reduced below 10%. Any amounts drawn on the line must be repaid monthly over a seven year period. The line has been fully drawn upon in connection with the Company's March 12, 1996 acquisition of a controlling interest of KNRECO, Inc. d/b/a Keokuk Junction Railway, common stock.

Long-term equipment financing has historically been readily available to the Company for its railcar acquisition program. The Company believes it will be able to continue obtaining long-term equipment financing should the need arise. The Company's plans for new debt in the foreseeable future is contingent upon new railroad acquisitions and increased needs and/or opportunities for railcars. The Company does not expect to make significant additions to its railcar fleet in 1997. The Company is considering and analyzing the refinancing of some of its present debt, particularly its $2.5 million annual revolving acquisition line of credit.

On July 1, 1995, the Company's stock split and warrant issuance became payable to shareholders. The 2 for 1 stock split increased the number of shares issued and outstanding from 2,099,042 to 4,198,084. At the same time shareholders became entitled to purchase an additional 4,198,084 shares through stock warrants issued by the Company as dividends. One warrant was issued for each share of common stock held after the split, entitling the holder to purchase 1 share of common stock for $2.00 per share. The shares purchased through the exercise of the warrants must be held for 1 year from date of purchase. As of December 31, 1996, a total of 57,174 warrants had been exercised, and the Company realized $114,348 on the issuance of the warrants. The Company expects capital to be generated by the continued exercise of warrants but is uncertain as to the amount.

The Company granted 836,000 options to certain employees under its 1994 incentive stock option plan. The options are exercisable at prices equal to the market value of the Company's stock at the date of grant. The exercise price ranges from $1.50 to $4.40 per share. As of December 31, 1996, a total of 43,200 options had been exercised, and the Company realized $64,800 on the issuance of the options. The Company expects capital to be generated by the exercise of options in 1997 but is uncertain as to the amount.

On June 26, 1996, the Company shareholders approved a stock option plan permitting the issuance of 407,000 shares of common stock. Options granted under the plan are incentive based except for the options granted to the CEO whose options are non-qualified. The options will be fully vested and will be exercisable as of July 1, 2001. The exercise date can be accelerated if Pioneer Railcorp common shares reach a closing price of $7.25 per share, or higher, for any consecutive 10-day period, as reported in the Wall Street Journal. The options will be exercisable at the market price of the common shares at the date the options were granted, in whole or in part within 10 years from the date of grant.

The Company anticipates favorable outcomes involving current legal proceedings. The Company does not anticipate any material judgements against it or any of its subsidiaries will arise out of the current proceedings.

The Company believes its cash flow from operations and its available working capital credit lines, will be more than sufficient to meet liquidity needs through at least 1997.

Balance Sheet and Cash Flow Items:

The Company generated net cash from operating activities of $1.8 million in 1996 and $1.4 million in 1995. Net cash from operating activities for 1996 resulted from $102,000 of net income, $1,393,000 of depreciation and amortization, $185,000 of deferred income taxes, and an increase in accounts payable of $538,000, partially offset by $418,000 net cash used by changes in operating assets and liabilities, primarily due to increases in accounts receivable of $103,000, income tax refund claims of $202,000, and pre-paid expenses of $104,000.

In 1996 the Company purchased approximately $6.3 million of fixed assets and capital improvements of which approximately $4.2 million relate to railroad acquisitions. Other fixed asset and capital additions totaling approximately $2.1 million in 1996 included the purchase of approximately 70 railcars at a total cost of $805,000. The majority of railcars purchased were financed with long-term fixed rate financing. The Company capitalized approximately $425,000 related to its ongoing efforts to rehabilitate and improve the Minnesota Central Railroad track. The rehabilitation expenditures were financed initially through working capital which was subsequently replenished in December of 1996 through the refinancing of 14 locomotives at a fixed rate of 10.25% for a seven year term. The total amount borrowed in the locomotive refinancing was $1 million of which $331,000 was used to pay off existing debt on the locomotives with the remaining loan proceeds of $669,000 used to replenish the Company's working capital utilized for the MCTA track rehabilitation.

In addition to the Minnesota Central Railroad track rehabilitation, the Company capitalized approximately $626,000 of track and structure betterments in 1996 on several other operating subsidiaries. Approximately $426,000 of these track betterments was funded with operating cash flows and approximately $200,000 was financed with the long-term debt related to the Alabama & Florida Railway Co., Inc. refinance. In 1996 the Company also purchased approximately $219,000 of machinery and equipment and other assets and $25,000 of furniture and fixtures for the corporate office. All these expenditures were financed with working capital cash flow.

In December of 1996 the Company refinanced the outstanding debt related to its 1992 acquisition of the Alabama & Florida Railway Co., Inc. The Company borrowed $1.5 million at an interest rate of 9.25% and a 10 year term. The interest rate is subject to repricing in five years to the then prevailing market rate of interest. The principal balance of the debt retired was approximately $1.13 million dollars and had a fixed interest rate of 12%. Approximately $200,000 of the loan proceeds were used to pay for the rehabilitation of two bridges, one being the Pea River bridge which had been out of service for several years. Several customers on the other side of the Pea River bridge have began shipping by rail and it is possible that within several years the AF could be handling an additional 1,000 car loads generating almost $500,000 in revenues as a result of the bridge restoration. The remaining loan proceeds were used for working capital.

Regarding Pioneer Railcorp's acquisition of the Keokuk Junction Railway Co. in 1996, the total consideration for the purchase was $6,015,604. This was paid by $3,124,358 in cash, 342 shares of Pioneer Railcorp Class A common stock valued at $1,240 and the assumption of liabilities and debt totaling $2,890,006. The total liabilities assumed consisted of current liabilities of $1,496,006, long-term debt of $446,000 and a deferred tax liability of $948,000.

The 1996 balance sheet presented has significant changes when compared to 1995 as a result of the Keokuk Junction Railway acquisition and includes the following Keokuk Junction Railway December 31, 1996 balances (approximately): cash $186,000, accounts receivable $697,000, income tax receivable $61,000, cash value of life insurance $75,000, prepaid expenses $30,000, accounts payable $1,412,000, and accrued expenses of $138,000.

Item 7. Financial Statements Continued on Page 20

                        PIONEER RAILCORP AND SUBSIDIARIES


                          CONSOLIDATED FINANCIAL REPORT


                                DECEMBER 31, 1996

                                    CONTENTS

----------------------------------------------------------------------------
INDEPENDENT AUDITOR'S REPORT
----------------------------------------------------------------------------
FINANCIAL STATEMENTS
   Consolidated balance sheets

   Consolidated statements of income

   Consolidated statements of stockholders' equity

   Consolidated statements of cash flows

   Notes to consolidated financial statements
----------------------------------------------------------------------------

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
Pioneer Railcorp
Peoria, Illinois

We have audited the accompanying consolidated balance sheets of Pioneer Railcorp and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pioneer Railcorp and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



/s/ McGladrey & Pullen, LLP



Peoria, Illinois
February 21, 1997

PIONEER RAILCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 1996 and 1995

ASSETS
                                                                                        1996        1995
-------------------------------------------------------------------------------------------------------------

Current Assets
   Cash ........................................................................ $    501,212 $    276,230
   Accounts receivable, less allowance for doubtful
      accounts 1996 $45,291; 1995 $15,958 ......................................    2,071,289    1,283,124
   Inventories .................................................................      420,952      287,772
   Prepaid expenses ............................................................      261,427      123,609
   Income tax refund claims ....................................................      349,881       50,998
   Deferred taxes ..............................................................       25,901       35,000
                                                                                ---------------------------
Total current assets ...................................................            3,630,662    2,056,733
                                                                                ---------------------------

Investments, cash value of life insurance ......................................       74,962           --
                                                                                ---------------------------

Property and Equipment, less accumulated depreciation
   1996 $3,294,610; 1995 $1,979,998 ............................................   20,131,566   15,220,168
                                                                                ---------------------------

Intangible Assets, less accumulated amortization
   1996 $140,109; 1995 $100,493 ................................................    1,171,114      647,031
                                                                                ---------------------------

                                                                                $  25,008,304 $ 17,923,932
                                                                                ===========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Notes payable ...............................................................$     769,535 $     80,333
   Current maturities of long-term debt ........................................    1,813,246    1,412,552
   Accounts payable ............................................................    2,973,258    1,115,241
   Accrued expenses ............................................................      491,610      354,834
   Income taxes payable ........................................................       18,978       17,367
                                                                                --------------------------
        Total current liabilities ..............................................    6,066,627    2,980,327
                                                                                --------------------------

Long-Term Debt, net of current maturities ......................................   12,564,133    9,934,737
                                                                                --------------------------

Deferred Taxes .................................................................    1,967,651      843,000
                                                                                --------------------------

Minority Interest in Subsidiaries ..............................................    1,188,000    1,195,000
                                                                                --------------------------

Commitments and Contingencies (Note 13)

Stockholders' Equity
   Common  stock,  Class A  (voting),  par  value  $.001 per  share,  authorized
      20,000,000 shares, issued and outstanding 1996 4,573,343 shares; 1995
      4,487,881 shares .........................................................        4,571        4,487
   Additional paid-in capital ..................................................    1,981,149    1,832,353
   Retained earnings ...........................................................    1,236,173    1,134,028
                                                                                --------------------------
                                                                                    3,221,893    2,970,868
                                                                                --------------------------

                                                                                $  25,008,304 $ 17,923,932
                                                                                ==========================

See Notes to Consolidated Financial Statements.

PIONEER RAILCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 1996 and 1995


                                                                                 1996             1995
-----------------------------------------------------------------------------------------------------------

Railway operating revenue                                                $      10,979,218 $      8,577,421
                                                                         -----------------------------------

Operating expenses
   Maintenance of way and structures                                               931,574          877,654
   Maintenance of equipment                                                      1,342,059        1,030,975
   Transportation                                                                2,851,485        1,822,982
   General and administrative                                                    3,067,191        2,240,581
   Depreciation                                                                  1,343,377          871,910
   Amortization                                                                     49,966           42,548
                                                                         -----------------------------------
                                                                                 9,585,652        6,886,650
                                                                         -----------------------------------

      Operating income                                                           1,393,566        1,690,771
                                                                         -----------------------------------

Other income (expenses)
   Interest income                                                                   7,709            3,005
   Interest expense                                                             (1,335,304)        (785,371)
   Lease income                                                                    125,295           74,551
   Gain on sale of assets                                                           57,820           43,862
   Other, net                                                                      112,584           54,738
                                                                         -----------------------------------
                                                                                (1,031,896)        (609,215)
                                                                         -----------------------------------

      Income before provision for income taxes
        and minority interest in preferred stock
        dividends of consolidated subsidiaries                                     361,670        1,081,556

Provision for income taxes                                                         135,960          495,443
                                                                         -----------------------------------

      Income before minority interest in preferred
        stock dividends of consolidated subsidiaries                               225,710          586,113

Minority interest in preferred stock dividends of
   consolidated subsidiaries                                                       123,565          124,405
                                                                         -----------------------------------

      Net income                                                         $         102,145 $        461,708
                                                                         ===================================

Earnings per common share                                                $             .02 $            .11
                                                                         ===================================
Weighted average number of common shares used in
   computing earnings per common share                                           4,530,379        4,244,162
                                                                         ===================================

See Notes to Consolidated Financial Statements.

PIONEER RAILCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 1996 and 1995



                                                       Common Stock
                                                 ----------------------    Additional
                                                      Class A (Voting)      Paid-In       Retained
                                                   Shares        Amount     Capital       Earnings
-----------------------------------------------------------------------------------------------------

Balance at December 31, 1994                       2,098,042  $   2,098 $   1,129,725 $       674,418

   Stock split July 1, 1995                        2,098,042      2,098             -          (2,098)
   Common stock issued to acquire
      property, equipment, and
      inventory                                      272,543        272       664,139               -
   Common stock issued upon
      exercise of stock warrants                      19,254         19        38,489               -
   Net income                                              -          -             -         461,708
                                                 -----------------------------------------------------

Balance at December 31, 1995                       4,487,881      4,487     1,832,353       1,134,028

   Common stock issued to acquire
      property, equipment, and
      inventory                                        2,342          2         8,238               -
   Common stock issued upon
      exercise of stock warrants
      and options                                     83,120         82       140,558               -
   Net income                                              -          -             -         102,145
                                                 -----------------------------------------------------

Balance at December 31, 1996                       4,573,343  $   4,571 $   1,981,149 $     1,236,173
                                                 =====================================================


See Notes to Consolidated Financial Statements.

PIONEER RAILCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                                    1996            1995
------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
   Net income                                                                $      102,145 $       461,708
   Adjustments to reconcile net income to net cash provided
      by operating activities:
      Minority interest in preferred stock dividends of consolidated
        subsidiaries                                                                123,565         124,405
      Depreciation                                                                1,343,377         871,910
      Amortization                                                                   49,966          42,548
      Increase in cash value life insurance                                          (5,085)              -
      (Gain) on sale of property and equipment                                      (57,820)        (43,862)
      Deferred taxes                                                                185,625         334,000
      Changes in assets and  liabilities,  net of effects  from
        acquisition  of subsidiaries:
        (Increase) in accounts receivable                                          (103,068)       (348,550)
        (Increase) in income tax refund claims                                     (202,292)        (50,998)
        (Increase) decrease in inventories                                            1,991         (58,635)
        (Increase) in prepaid expenses                                             (104,113)         (2,145)
        (Increase) in intangible assets                                             (26,659)        (85,298)
        Increase in accounts payable                                                538,375         189,861
        Increase (decrease) in accrued expenses                                     (39,900)         72,943
        Increase (decrease) in income taxes payable                                   1,611         (65,762)
                                                                             -------------------------------
           Net cash provided by operating activities                              1,807,718       1,442,125
                                                                             -------------------------------
Cash Flows From Investing Activities
   Proceeds from sale of property and equipment                                     108,650         244,012
   Purchase of property and equipment, net of property and
      equipment from acquisition of subsidiaries                                 (2,179,547)     (5,096,695)
   Acquisition of subsidiaries, net of cash acquired                             (2,795,644)       (300,000)
                                                                             -------------------------------
           Net cash (used in) investing activities                               (4,866,541)     (5,152,683)
                                                                             -------------------------------
Cash Flows From Financing Activities
   Proceeds from short-term borrowings, net of debt
      assumed in acquisition of subsidiaries                                      1,443,750       1,409,911
   Proceeds from long-term borrowings, net of debt assumed in
      acquisition of subsidiaries                                                 5,715,100       5,479,157
   Payments on short-term borrowings                                               (754,547)     (1,483,738)
   Payments on long-term borrowings                                              (3,130,573)     (1,498,060)
   Proceeds from common stock issued upon exercise of
      stock warrants and options                                                    140,640          38,508
   Preferred stock dividend payments to minority interest                          (123,565)       (124,405)
   Repurchase of minority interest                                                   (7,000)        (14,000)
                                                                             -------------------------------
           Net cash provided by financing activities                              3,283,805       3,807,373
                                                                             -------------------------------
           Net increase in cash                                                     224,982          96,815

Cash, beginning of year                                                             276,230         179,415
                                                                            -------------------------------
Cash, end of year                                                            $      501,212 $       276,230
                                                                             ==============================
Supplemental Disclosures of Cash Flow Information
   Cash payments for:
      Interest                                                               $    1,324,640 $      779,914
                                                                             ==============================
      Income taxes, net                                                      $      151,448 $      278,203
                                                                             ==============================
Supplemental Schedule of Noncash Investing and Financing Activities
      Railroad acquisitions
        Fair value of assets acquired, net of cash 1996 $338,714; 1995 none  $     5,686,890 $    500,000
        Cash paid for stock and assets                                            (2,795,644)    (300,000)
                                                                             -----------------------------
        Liabilities and debt assumed; and stock issued                       $     2,891,246 $    200,000
                                                                             =============================
      Reconciliation:
        Liabilities assumed                                                  $     2,444,442 $         -
        Debt assumed                                                                 445,564           -
        Issuance of common stock 1996 342 shares; 1995 76,190 shares                   1,240      200,000
                                                                             ----------------------------
                                                                             $     2,891,246 $    200,000
                                                                             ============================
      Additional property, equipment and inventory acquired
        upon issuance of common stock 1996 2,000 shares;
        1995 196,353 shares                                                  $         7,000 $    464,411
                                                                             ============================
      Accounts receivable applied to acquire equipment                       $         4,741 $         -
                                                                             ============================

See Notes to Consolidated Financial Statements.

PIONEER RAILCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------



Note 1.  Nature of Business and Significant Accounting Policies

Nature of business: Pioneer Railcorp is the parent company of thirteen short-line common carrier rail- road operations, an equipment leasing company, a subsidiary which owns an airplane, and a service company. Pioneer Railcorp and its subsidiaries (the "Company") operate in the following states: Alabama, Arkansas, Illinois, Indiana, Iowa, Michigan, Minnesota, Mississippi, and Tennessee.

The Company's active subsidiaries include the following:


    West Michigan Railroad Co.              Pioneer Air, Inc.
    Minnesota Central Railroad Co.          Pioneer Railroad Services, Inc.
    Vandalia Railroad Company               Columbia & Northern Railway Co.
    Decatur Junction Railway Co.            Keokuk Junction Railway Co. and its
    Alabama & Florida Railway Co., Inc.       subsidiary, Keokuk Union Depot Company
    Mississippi Central Railroad Co.        Wabash & Western Railway Co., d/b/a
    Alabama Railroad Co.                      Michigan Southern Railroad
    Fort Smith Railroad Co.                 Rochelle Railroad Co.
    Pioneer Railroad Equipment Co., Ltd.    Shawnee Terminal Railway Company


Pioneer Railroad Equipment Co., Ltd. holds title to a majority of the Company's operating equipment, and Pioneer Air, Inc. owns an airplane utilized by the Company for business purposes. Pioneer Railroad Services, Inc. provides management, administrative and agency services to the Company's subsidiary railroads. All other subsidiaries are active short-line common carrier railroad operations.

Significant accounting policies:

Principles of consolidation: The consolidated financial statements include the accounts of Pioneer Railcorp and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Presentation of cash flows: For the purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. There are no cash equivalents at December 31, 1996 and 1995.

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

Revenue recognition: Freight revenue, generally derived on a per car basis from on-line customers and connecting carriers with whom the Company interchanges, is considered earned at the time a shipment is either delivered to or received from the connecting carrier at the point of interchange.

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

Property and equipment: Property and equipment is stated at cost. Depreciation is computed principally on a straight-line basis over the following estimated useful lives:

                                            Years
                                         ----------
   Roadbed                                     20
   Transportation equipment                 10-15
   Railcars                                 10-15
   Buildings                                20-40
   Machinery and equipment                   5-10
   Office equipment                          5-10

Improvements to leased property are depreciated over the lesser of the lease or life of the improvements.

Maintenance and repair expenditures, which keep the rail facilities in proper operating condition, are charged to operations as incurred. Expenditures considered to be renewals and betterments are capitalized if such expenditures improve the track conditions and benefit future operations with more efficient use of the rail facilities.

The Company reviews applicable assets on a quarterly basis to determine whether any circumstances or events would indicate an impairment. The Company does not believe that impairment exists at December 31, 1996.

Intangible assets: Intangible assets consist principally of goodwill which is being amortized by the straight-line method over a forty-year period. The Company reviews intangible assets quarterly to determine potential impairment by comparing the carrying value of the intangible with the undiscounted anticipated future cash flows of the related property before interest charges. If future cash flows are less than the carrying value, the Company will determine the fair market value of the property and adjust the carrying value of the intangibles if the fair market value is less than the carrying value. The Company does not believe that impairment exists at December 31, 1996.

Earnings per common share: The earnings per common share were computed by dividing the net income by the weighted average number of shares of common stock outstanding during each of the years after giving retroactive effect to the stock split discussed in Note 11. Common stock equivalents were excluded from the computation since they were antidilutive in 1996 and the dilutive effect in 1995 was not material.

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

Self-insurance: The Company self-insures a portion of the risks associated with medical expenses incurred by its employees and their dependents. Under the terms of the self-insurance agreement, the Company is responsible for the first $20,000 of qualifying medical expenses per person on an annual basis and limited to an aggregate excess amount computed under the terms of the insurance contract using specified participant rates. The insurance contract with Safeco Life Insurance Company limits the insurance company's coverage to a $2,000,000 maximum lifetime reimbursement per person and specifies that individual claims in excess of $20,000 on an annual basis and total claims exceeding the aggregate excess will be fully covered by Safeco Life Insurance Company, subject to the maximum lifetime reimbursement provision.


Note 2.  Property and Equipment

Property and equipment consist of the following:



                                                                                       December 31,
                                                                           ---------------------------------

                                                                                 1996               1995
                                                                           ---------------------------------

   Land                                                                    $     1,352,965  $        280,606
   Roadbed                                                                       7,455,782         4,840,367
   Transportation equipment                                                      2,235,551         1,594,150
   Railcars                                                                      9,659,443         8,328,207
   Buildings                                                                     1,078,122           687,958
   Machinery and equipment                                                         873,279           704,117
   Office equipment                                                                379,171           297,665
   Leasehold improvements                                                           67,511                 -
   Capital projects                                                                324,352           467,096
                                                                           ----------------------------------
                                                                                23,426,176        17,200,166
   Less accumulated depreciation                                                 3,294,610         1,979,998
                                                                           ----------------------------------
                                                                           $    20,131,566  $     15,220,168
                                                                           ==================================

Note 3.  Pledged Assets, Notes Payable, and Long-Term Debt

The Company has a $75,000 line of credit with Citizens Bank and Trust Company, Chillicothe, Missouri, that expires April 1998, bears interest at 10.5%, and is collateralized by transportation equipment. The Company has an outstanding balance under this line of credit as of December 31, 1996, of $75,000.

The Company has a $400,000 line of credit with Keokuk Savings Bank and Trust Company, Keokuk, Iowa, that expires March 1998, bears interest at prime, as published in The Wall Street Journal, plus 1.5%, and is collateralized by accounts receivable, inventory and general intangibles. The Company has an outstanding balance under this line of credit at December 31, 1996, of $204,398.

The Company has a $600,000 line of credit with First of America Bank - Illinois, N.A., Peoria, Illinois, that expires July 1997, bears interest at prime, as published in The Wall Street Journal, plus 1%, and is collateralized by accounts receivable and general intangibles of certain subsidiaries. The Company has an outstanding balance under this line of credit as of December 31, 1996, of $347,276.

The Company has a $5,121 and $11,682 unsecured note payable to MINNRAIL, Inc. as of December 31, 1996 and 1995, respectively. This note was assumed as part of the asset acquisition from MNVA Railroad, Inc. The note bears no interest and requires quarterly payments on the basis of revenue carloads received or shipped on the Minnesota Central Railroad Co., a Pioneer Railcorp subsidiary, at the rate of $10 per car.

The Company has various unsecured notes payable totaling $137,740 and $68,651 as of December 31, 1996 and 1995, respectively, for the financing of insurance premiums. These notes are due in monthly installments from $2,198 to $26,141, including interest ranging from 8.5% to 11.11%, with final installments due from April to August 1997.

Long-term debt at December 31, 1996 and 1995, consists of the following:



                                                                                      1996           1995
                                                                               ------------------------------

Mortgage  payable,  First of  America  Bank -  Illinois,  N.A.,  due in  monthly installments of $3,775,  including  interest at 8.5%, through through October 1, 1999. At that date and every five years thereafter,  the interest rate may be adjusted based on the Bank's base rate,  final  installment due June 2008, collateralized by Pioneer
   Railcorp's corporate headquarters building                                  $      416,112 $       425,021
Mortgage payable, First of America Bank - Illinois, N.A., due in monthly  installments  of  $19,314,  including  interest  at
   9.25%,  through December 2, 2001. At that date, the interest rate adjusts to a U.S.  Treasury index (5-year constant  maturity) plus
   3.5%,  final  installment due December 2006,  collateralized  by real estate,  rail facilities,  and other assets of Alabama & Florida
   Railway Co., Inc.                                                                1,500,000               -
Mortgage payable, Camden National Bank, due in monthly install-
   ments of $4,304, including interest at 12%, final installment due
   July 2001, collateralized by Alabama Railroad Co. real estate and
   rail facilities                                                                    192,019         218,850
Mortgage payable, State of Illinois Department of Transportation, due in annual installments of $40,581, including interest at 2%, final installment due December 2004, collateralized by railroad
   and railroad ties (net of unamortized discount of $79,521)                         217,751               -
Notes payable, Ford Motor Credit Company, due in monthly install-
   ments  from $418 to $525,  including  interest  ranging  from 9.5%
   to 10.25%, final installments due from July 2000 to October 2000,
   collateralized by vehicles                                                          54,224          65,703
Notes payable, Commerce Bank, due in monthly installments from
   $593 to $646, including interest at 8.5%, final installments due
   January 1998, collateralized by vehicles                                            15,189          28,155
Notes payable, Norwest Equipment Finance, Inc., due in monthly installments of $2,184 to $8,743,  including  interest  ranging from 8.85% to 10.75%, final installments due from May 2002
   to August 2003, collateralized by railcars and equipment                         1,597,880       1,059,044
                                                                               -------------------------------
Balance carried forward                                                        $    3,993,175 $     1,796,773
                                                                               -------------------------------


                                                                                     1996          1995
                                                                               ------------------------------

Balance brought forward                                                        $    3,993,175 $     1,796,773
Note payable, Keycorp, due in monthly installments of $22,744, including interest at 8.86%, final installment due December 2003,
   collateralized by railcars                                                       1,419,675       1,560,000
Note payable, Nations Bank, due in monthly installments of
   $23,305, including interest at 8.75%, final installment due
   December 2002, collateralized by railcars                                        1,315,557       1,460,000
Notes payable, FBS Leasing, due in monthly installments from
   $510 to  $12,998,  including  interest  ranging  from  8.37% to  9.6%, final installments due from August 2001 to October 2004,
   collateralized by railcars                                                       1,218,244       1,337,721
Note payable, A&F, Inc., paid December 1996                                                 -       1,285,600
Notes payable,  US Bancorp,  due in monthly  installments  from $637 to
   $11,995, including  interest  ranging from 9% to 10.9%,  final installments  due from September 2001 to December 2002, collateralized
   by railcars                                                                      1,687,445       1,935,017
Notes payable, Concord Commercial Group, due in monthly install-
   ments from $1,105 to $4,516, final installments due from June 1998
   to March 1999, including interest at 9%, collateralized by railcars                234,132         348,578
Notes payable, Minnesota Valley Bank, due in monthly installments of $4,700,  including  interest at prime plus 2-2.75%,  final installment due December 2001, collateralized by equipment acquired
   from MNVA Railroad, Inc.                                                           204,667         236,834
Note payable, Burling Bank, paid December 1996                                              -         407,143
Note payable, U.S. Small Business Administration, due in monthly installments of $7,577,  including  interest at 4%, final
   installment  due  September  2000, collateralized by track acquired
   from MNVA Railroad, Inc.                                                           314,956         391,527
Note payable, Rail Authority, interest only payments required through
   October 1998, then due in monthly installments of $3,975,  including interest at 7.5%, final installment due January 2011, collateralized
   by rail line acquired from MNVA Railroad, Inc.                                     380,000         380,000
Note payable, Citizens Bank and Trust Company, due in monthly installments of $4,410, including interest at 9.5%, final install-
   ment due June 1997, collateralized by locomotives                                   29,984          77,480
Note payable, Kyle Railways, Inc., due in monthly  installments of $2,630, including interest at 8%, final installment due
   April 1998, unsecured                                                               39,787          66,972
Note payable, Citizens Bank and Trust Company, due in
   monthly installments of $1,683, including interest at 9%,
   final installment due May 1998, collateralized by railcars                          26,765          43,657
                                                                               -------------------------------
Balance carried forward                                                        $   10,864,387 $    11,327,302
                                                                               -------------------------------



                                                                                       1996           1995
                                                                               ------------------------------

Balance brought forward                                                        $   10,864,387 $    11,327,302
Notes payable, First of America Bank, due in monthly
   installments aggregating $404, including interest at 6.75%,
   final installment due June 1999, collateralized by automobiles                      11,113          15,060
Note payable, U.S. Small Business Administration, due in
   monthly  installments of $3,062,  including interest at 4%, final installment due January 2004,  collateralized by second mortgage on all  subsidiary-owned real estate and a personal  guarantee of the  subsidiary's  former  president which the Company has indemnified
   (net of unamortized discount of $35,529)                                           187,655               -
Note payable, LDI Corporation, due in monthly installments of
   $16,731, including interest of 10.25%, final installment due
   December 2003, collateralized by locomotives                                     1,000,000               -
Note payable, Citizens Bank and Trust Company, due in monthly installments of $42,483,  including interest adjustable quarterly to
   New York prime plus 2.5%, final  installment due March 2003, collateralized by common stock in Alabama  Railroad  Co.,  Mississippi
   Central  Railroad Co., and any property later acquired with these
   loan proceeds                                                                    2,314,224               -
Various notes payable, due in monthly installments from $332 to  $1,559,  final  installments  due  from  April  1995 to
   September  1996, including interest ranging from 7.75% to 16.5%,
   collateralized by vehicles and maintenance equipment                                     -           4,927
                                                                               -------------------------------
                                                                                   14,377,379      11,347,289
Less current portion                                                                1,813,246       1,412,552
                                                                               -------------------------------
                                                                               $   12,564,133 $     9,934,737
                                                                               ===============================

Aggregate maturities required on long-term debt as of December 31, 1996, are due in future years as follows:

Years ending December 31,           Amount
------------------------------------------
  1997                         $ 1,813,246
  1998                           1,968,197
  1999                           1,998,351
  2000                           2,155,042
  2001                           1,936,010
  Thereafter                     4,506,533
                               -----------
                               $14,377,379
                               ===========

Note 4.  Income Tax Matters

The Company and thirteen of its subsidiaries file a consolidated federal income tax return. Three of the subsidiaries file separate federal income tax returns.

The provision (credit) for income taxes charged to operations for the years ended December 31, 1996 and 1995, was as follows:


                                                  1996            1995
                                           ---------------------------------
   Current:
      Federal                              $       (57,678)  $       149,781
      State                                          8,013            11,662

   Deferred                                        185,625           334,000
                                           ----------------------------------
                                           $       135,960   $       495,443
                                           ==================================

The income tax provision differs from the amount of income tax determined by applying the federal income tax rate to pretax income from operations for the years ended December 31, 1996 and 1995, due to the following:

                                                             1996        1995
                                                            -------------------
   Computed "expected" tax expense                           35.0 %      35.0 %
   Increase (decrease) in income taxes resulting from:
      State income taxes, net of federal tax benefit          8.8         4.6
      Other                                                  (6.2)        6.2
                                                           --------------------
                                                             37.6 %      45.8 %
                                                           ====================

The Company and its subsidiaries have Alternative Minimum Tax (AMT) credit carryforwards of approximately $401,000 and $424,000 at December 31, 1996 and 1995, respectively. This excess of AMT over regular tax can be carried forward indefinitely to reduce future federal income tax liabilities. Certain subsidiaries of the Company also have net operating loss carryforwards totaling approximately $2,224,000 at December 31, 1996, which can be used to offset future taxable income of those subsidiaries. Net operating loss carryforwards expire in the years 2006 and 2007.

Deferred tax assets and liabilities consist of the following components as of December 31, 1996 and 1995:


                                                   1996              1995
                                             ---------------------------------
   Deferred tax assets:
      AMT credit carryforwards               $       401,000   $       424,000
      NOL carryforwards                              832,000           278,000
      Deferred compensation                           25,000                -
      Other                                           25,901            35,000
                                             ----------------------------------
                                                   1,283,901           737,000
   Deferred tax liabilities:
      Property and equipment                      (3,181,000)       (1,545,000)
      Other                                          (44,651)               -
                                             ----------------------------------
                                             $    (1,941,750)   $     (808,000)
                                             ==================================


The components giving rise to the deferred tax assets and liabilities described above have been included in the consolidated balance sheets as of December 31, 1996 and 1995 as follows:


                                                     1996              1995
                                             ----------------------------------
   Current deferred tax assets               $        25,901   $         35,000
   Net noncurrent deferred tax liabilities        (1,967,651)          (843,000)
                                             ----------------------------------

   Net deferred tax liability                $    (1,941,750)  $       (808,000)
                                             ==================================


Note 5.  Retirement Plans

The Company has a defined contribution plan covering substantially all employees, except employees who are members of a union which has bargained separately for retirement benefits. To be eligible for the plan, an employee must be 21 years of age and have completed one year of service. Employees may elect to contribute, on a tax deferred basis, up to 15% of their salary, or $9,500, whichever is least. The Company matches 50% of the first 8% of each employee's contribution. Keokuk Junction Railway Co. also has a separate retirement plan with substantially similar terms. The Company intends to merge the plans during 1997. The Company's expense under the plans was $34,778 and $21,413 for the years ended December 31, 1996 and 1995, respectively.


Note 6.  Deferred Compensation Agreements

The Company has deferred compensation agreements with one employee and one former employee. The agreements provide monthly benefits for 15 years beginning with the month immediately following the employees' normal retirement date, as defined in the agreements. If an employee terminates employment with the Company for any reason other than death prior to the employees' normal retirement date, benefits are rendered on a pro rata basis. The present value of the estimated liability under the agreements is being accrued using a discount rate of 7% ratably over the remaining years to the date when the employees are first eligible for benefits. The deferred compensation charged to expense totaled $10,541 for the year ended December 31, 1996.

Note 7.  Stock Option Plans

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 prescribes a fair-value based measurement of accounting for stock-based compensation plans with employees, including the Company's stock option plans which are described below. The fair-value based measurement prescribed by SFAS 123 results in the recognition of compensation for all awards of stock to employees. The Company's present accounting is in accordance with APB Opinion No. 25 which generally requires that the amount of compensation cost that must be recognized is the quoted market price of the stock at the measurement date, less the amount the employer is required to pay to acquire the stock. SFAS 123 provides that its recognition and measurement provisions may be adopted on or after the beginning of the fiscal year in which it was issued, but does not require an entity to adopt those provisions. The Company has elected not to adopt the recognition and measurement provisions of SFAS 123.

On April 12, 1994, the Board of Directors approved a stock option plan under which the Company granted options to key management, other employees, and outside directors for the purchase of 760,000 shares of its common stock, as adjusted for the stock split described in Note 11. The plan was approved by the Company's stockholders on June 11, 1994. The options became exercisable when the Company's stock reached a $4 trading price for a ten day period in July 1995, as specified in the stock option plan. The exercise price is equal to the trading price on the date of the grants and ranges from $1.50 to $3.92 per share. Since the target price was reached by December 31, 1995, in accordance with the provisions of the plan, additional options for 76,000 shares were granted. The exercise price for these options is equal to or greater than the trading price on the date of the grants and ranges from $4.00 to $4.40 per share. The options expire at various dates from April 12, 1999 to July 5, 2000.

On May 28, 1996, the Board of Directors approved a stock option plan under which the Company granted options to key management, other employees, and outside directors for the purchase of 407,000 shares of its common stock. The plan was approved by the Company's stockholders on June 26, 1996. The options become fully vested and exercisable as of July 1, 2001, except that the vesting and exercise date are accelerated to the tenth consecutive business day that the Company's stock trades at a price of at least $7.25. Vested options may be exercised in whole or in part within 10 years from the date of grant. The exercise price for these options is $2.75, the trading price on the date of the grants. None of the outstanding options have been exercised as of December 31, 1996.

Other pertinent information related to the plans is as follows:



                                                               1996                       1995
                                                    ----------------------------------------------------
                                                                   Weighted-                   Weighted-
                                                                   Average                     Average
                                                                   Exercise                    Exercise
                                                      Shares        Price        Shares         Price
                                                    ----------------------------------------------------

   Shares under option, beginning of year              836,000   $        2.15    840,000   $       1.53
   Granted                                             407,000            2.75    256,000           3.56
   Expired                                            (100,000)           2.75   (260,000)          1.50
   Exercised                                           (43,200)           1.50          -              -
                                                    -----------------------------------------------------
   Under option, end of year                         1,099,800   $        2.35    836,000   $       2.15
                                                    =====================================================

   Exercisable at end of year                          792,800                    836,000
                                                    ===========                ===========

   Weighted-average fair value per option
      of options granted during the year            $    1.97                  $     1.37
                                                    ===========                ===========


Grants under the above plans are accounted for following APB Opinion No. 25 and related interpretations as permitted under generally accepted accounting principles. Accordingly, no compensation cost has been recognized. Had compensation cost for the stock-based compensation plans been determined based on the grant date, fair values of awards (the method described in SFAS 123) reported net income, and earnings per common share would have been reduced to the proforma amounts shown below:


                                                       1996          1995
                                                 -----------------------------
   Net income:
      As reported                                $     102,145 $       461,708
      Proforma                                   $      27,145 $       230,708

   Earnings per common share:
      As reported                                $         .02 $           .11
      Proforma                                   $         .01 $           .05

In determining the proforma amounts above, the fair value of each option was estimated at the grant date using the Black-Scholes option-pricing model with the following assumptions:


                                                        1996          1995
                                                  -----------------------------
   Dividend rate                                  $          -    $         -
   Expected life (years)                                    7.5             4
   Risk-free interest rate                                6.55%    5.86-7.27%
   Price volatility                                         66%           44%


Note 8.  Lease Commitments and Total Rental Expense

In July 1991, the Company, through its wholly-owned subsidiary, Fort Smith Railroad Co., entered into a twenty-year lease, with three twenty-year renewal options, with the Missouri Pacific Railroad Company and operates 18 miles of rail facilities in Arkansas. The agreement contains numerous requirements, including maintaining existing traffic patterns, repair and replacement of the right of way in the condition it was leased (substantially FRA Class I) and payment of any applicable real estate taxes. The Company is entitled to a fixed rate per car load switched from the Missouri Pacific Railroad Company, as well as 90% of new leases and easements and 50% of existing leases and easements on the property. As long as these lease requirements are met, the Company may continue to operate on the rail facilities without additional lease costs.

The Company, through its wholly-owned subsidiary, Alabama & Florida Railway Co., Inc., leases a 2 mile segment of track connecting to the subsidiary's facilities in Andalusia, Alabama, from the Andalusia & Conecuh Railroad Company, Inc. for $375 per month, plus $15 per car on all cars over 300 per year. The Company also bears the cost of all maintenance on the track. The subsidiary also leases the real estate comprising the right of way from Georgiana to Geneva, Alabama, from CSX Transportation, Inc. for $2,305 per month.

In September 1993, the Company, through its wholly-owned subsidiary, Decatur Junction Railway Co. (DT), entered into lease agreements, which expire in December 2006, with Cisco Co-Op Grain Company (CISCO) and with Central Illinois Shippers, Inc. (CISI). The Company has an option to renew the CISCO line lease for a ten-year period. The CISCO segment is approximately 13 miles, while the CISI segment is approximately 17 miles in distance; both are located in Illinois and connect via trackage rights on the Illinois Central Railroad. Both leases require DT to perform normalized maintenance on the line and pay $10 per car on all cars over 1,000 per year on each segment.

Vandalia Railroad Company has a lease with the City of Vandalia,  Illinois,  for
3.45 miles of railway. This lease is renewable for ten-year periods beginning in September 2003, and the annual lease of $1 is prepaid through September 2003. Lease payments will be equal to $10 per loaded railcar handled in interchange beginning with the first renewal period in September 2003.

In November 1994, in conjunction with the purchase of its corporate office building, the Company assumed a land lease for the property on which the building is located. This lease expires in 2008 and is renewable for five successive periods of five years with annual rents equal to ten percent of the appraised value of the land, payable in monthly installments, and with appraisal value reviews every five years following the origination date. The Company is responsible for costs of maintenance, utilities, fire protection, taxes and insurance.

In February 1996, the Company, through its wholly-owned subsidiary, Columbia & Northern Railway Co., entered into a lease with the Marion County Railroad Authority for 28.78 miles of railway. This ten year lease is renewable with five ten-year renewal options, and the annual lease of $1 is prepaid through February 2056. The Company is responsible for costs of normalized maintenance.

Also in February 1996, the Company, through its wholly-owned subsidiary, Rochelle Railroad Co., entered into a one-year lease with a five-year renewal option, signed in March 1997, with the City of Rochelle, Illinois, County of Ogle, for the exclusive right to operate the City's rail line. The Company is required to pay the City of Rochelle $20 per car handled on the line. The Company also is required to install, at its own expense, a passing track on the line for an estimated cost of $86,000 on or before August 1, 1997. The agreement contains numerous requirements, including repair and replacement of the track in the condition it was leased (substantially FRA Class I).

In December 1996, the Company, through its wholly-owned subsidiary, Wabash & Western Railway Co., d/b/a Michigan Southern Railroad, entered into a lease with Michigan Southern Railroad Co., Inc., Morris Leasing Co., Ltd., and Gordon D. Morris for 49.6 miles of railway and equipment. The lease expires in December 1997, with a one-year renewal option, and the Company has an option to purchase the stock and leased personal property of the railroad upon expiration of the lease. Monthly equipment lease payments are $5,000, payable in advance of each calendar month. Monthly railway lease payments are equal to $25 per car on all loaded cars up to 4,000 cars per year and $15 per car thereafter. The Company is responsible for payment of all expenses, including wages, payroll taxes, fuel, trackage rights and lease fees, insurance, utilities, and property taxes.

The Company, through its wholly-owned subsidiary, Keokuk Junction Railway, leases approximately 50 railcars under certain agreements which expire between June 1997 and May 1998 and require minimum monthly rentals.

The total minimum rental commitment as of December 31, 1996, required under noncancelable leases, and excluding executory costs and per car rentals, is due in future years as follows:

   Years Ending December 31,                Amount
-----------------------------------------------------
       1997                             $     307,856
       1998                                   187,356
       1999                                    46,256
       2000                                    46,256
       2001                                    46,256
       Thereafter                             361,212
                                       --------------
                                        $     995,192
                                       ==============

The total rental expense incurred under the leases was $273,433 and $55,109 for the years ended December 31, 1996 and 1995, respectively.


Note 9.  Major Customer

Revenue earned from a major customer amounted to approximately $1,465,000 during the year ended December 31, 1996. Accounts receivable as of December 31, 1996, includes approximately $344,000 due from this customer.


Note 10.  Purchases of Railroad Facilities

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

During March and April 1996, the Company acquired all the outstanding common stock of KNRECO, Inc., d/b/a Keokuk Junction Railway, in exchange for $3,124,358 cash, the assumption of liabilities and debt of $2,890,006, and the issuance of 342 shares of common stock, at $3 5/8 per share, for a total acquisition cost of $6,015,604. The excess of the acquisition cost over the fair value of the net assets acquired was allocated to goodwill and is being amortized over 40 years by the straight-line method.

In December 1996, the Company acquired all of the outstanding common stock of Shawnee Terminal Railway Company in exchange for $10,000.

The above acquisitions have been accounted for by the purchase method of accounting and, accordingly, operating results of these companies are included in the consolidated statements of income from the date of acquisition.

Unaudited pro forma consolidated results of operations for the years ended December 31, 1996 and 1995, as though Keokuk Junction Railway Co. had been acquired as of January 1, 1995, follows:


                                                  1996             1995
                                            --------------------------------
   Railway operating revenue                $    11,873,809  $    11,769,636
   Net income                                        57,811          725,597
   Earnings per common share                           0.01             0.17

The above amounts reflect adjustments for amortization of goodwill, additional depreciation on revalued purchased assets, and interest on borrowed funds.

To include the results of operations of West Michigan Railroad Co. and Shawnee Terminal Railway Company from January 1, 1995, to the date of acquisitions would not have a significant effect on the consolidated results of operations for the years ended December 31, 1996 and 1995.


Note 11.  Stock Split and Stock Warrants Issued as Dividends

On May 16, 1995, the Board of Directors authorized a 2 for 1 stock split payable to stockholders of record on June 30, 1995. In addition, on June 24, 1995, the stockholders ratified an amendment to the Articles of Incorporation authorizing the issuance of stock warrants as a dividend to stockholders immediately after the stock split. Each stockholder received one warrant for each share of stock owned, resulting in the issuance of 4,198,084 warrants. Each warrant permits stockholders to purchase an additional share of stock at a predetermined price of $2 per share. Stock acquired by exercise of each warrant must be held for a one year period of time. The warrants expire July 1, 2015. There were 4,140,910 and 4,178,830 warrants outstanding at December 31, 1996 and 1995, respectively.


Note 12.  Minority Interest in Subsidiaries

Three of the Company's subsidiaries have preferred stock outstanding. This stock is accounted for as minority interest in subsidiaries and dividends on the stock are accounted for as a current expense.

Following is a summary of the minority interest in subsidiaries as of December 31, 1996 and 1995:




                                                                                      1996          1995
                                                                                -----------------------------

Preferred stock of Alabama Railroad Co.
   Par value - $1,000 per share
   Authorized - 700 shares
   Issued and  outstanding  - 425  and  427  shares  (cumulative
     12%  dividend; callable at Company's option at 150% of face value)
      at December 31, 1996 and 1995, respectively                                $    425,000   $    427,000
Preferred stock of Alabama & Florida Railway Co., Inc.
   Par value - $1,000 per share
   Authorized - 500 shares
   Issued and outstanding - 422 and 423 shares (cumulative 9% dividend;
      callable at  Company's  option  after  June 22,  1995,  at 150%
      of face  value)  at December 31, 1996 and 1995, respectively                    422,000        423,000
 Preferred stock of Mississippi Central Railroad Co.
   Par value - $1,000 per share
   Authorized - 1,000 shares
   Issued and outstanding  - 341 and 345 shares (cumulative 10% dividend;
      convertible at a rate of $10 per common share, callable at Company's option after March 1, 1996, at 110% of face value) at December 31,
      1996 and 1995, respectively                                                     341,000        345,000
                                                                                 ----------------------------
                                                                                 $  1,188,000   $  1,195,000
                                                                                 ============================

Note 13.  Commitments and Contingencies

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


Note 14.  Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

     The carrying value of cash, cash value of life insurance, notes payable, and variable rate long-term debt approximates fair value.

     The remaining carrying value of fixed rate long-term debt collectively approximates fair value based upon the similarity of interest rates negotiated on debt instruments in 1996 and 1995 as compared to existing interest rates.

In addition, other assets and liabilities of the Company that are not defined as financial instruments are not included in the above disclosures, such as property and equipment. Also, nonfinancial instruments typically not recognized in financial statements nevertheless may have value but are not included in the above disclosures. These include, among other items, the trained work force, customer goodwill, and similar items.

Item 8. Changes In and Disagreements With Accountants on Accounting Financial Disclosure

None.

PART III

Item 9.  Directors and Executive Officers of the Registrant

Set forth below are the names and ages of all the directors and executive officers of the Registrant and the positions and offices held by such persons as of December 31, 1996.

Name                     (Age)                  Position
----------------------------------------------------------------------

Guy L. Brenkman          (49)         Director (Chairman) & President
Orvel L. Cox             (54)         Director
John P. Wolk             (47)         Director and Treasurer
John S. Fulton           (63)         Director
J. Michael Carr          (33)         Director and Assistant Treasurer
Daniel A. LaKemper       (39)         Secretary
Kevin L. Williams        (24)         Assistant Secretary

All of the above Directors and Officers were elected at the Eleventh Annual Meeting of the Stockholders (and the board meeting which followed) on June 26, 1996 to serve until the next annual meeting. There is no family relationship between any officer or director.

Information about Directors and Executive Officers
--------------------------------------------------

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

Mr. Cox, Director, also serves as same for each of the Company's subsidiaries and Superintendent of Transportation for same. Mr. Cox has 37 years of active railroading experience with 31 of those years working for Class I railroads. Mr. Cox has been a director and officer of Pioneer Railcorp since it's inception and has been involved in all phases of the development and growth of the Company.

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

Mr. Carr, Assistant Treasurer, also serves as Treasurer for each of the Company's subsidiaries and Chief Financial Officer for same. Mr. Carr has been employed by the Company since March 1993. Before joining the Company, Mr. Carr worked in public accounting and banking for seven years, most recently as Controller for United Federal Bank. Mr. Carr is a CPA and holds a BS-Accounting from Illinois State University, Normal, Illinois.

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

Mr. Williams, Assistant Secretary, also serves as same for the Registrant's subsidiaries. In addition, Mr. Williams serves as the Company's stock transfer agent. Mr. Williams has been employed by the Company since June 1993 and has a degree in paralegal services from Midstate College in Peoria, Illinois.

Item 10.  Executive Compensation

Summary Compensation Table
------------------------------------

                           Annual
                         Compensation     Long Term Compensation
                       ---------------  --------------------------

                                        Restricted
       Name &                             Stock                        Other
      Position         Year    Salary     Award      Options/SARs   Compensation
--------------------------------------------------------------------------------

Guy L. Brenkman, CEO   1996   $350,098     ----         80,000        $ 4,750(a)
                       1995   $310,546     ----         37,000        $ 4,500(a)
                       1994   $227,609   $125,000      150,000        $ 4,500(a)

(a) - Registrant's contribution to the Company's defined contribution plan.


Option/SAR Grants in Last Fiscal Year
-------------------------------------

                                                                              Potential
                                                                           Realizable Value
                                                                              at Assumed
                                                                            Annual Rates of
                                     % of Total                               Stock Price
                                   Options Granted                          Appreciation For
                                    to Employees                              Option Term
                          Options  in the Fiscal    Exercise  Expiration   -------------------
   Name & Position        Granted       Year          Price      Date         5%        10%
----------------------------------------------------------------------------------------------

Guy L. Brenkman - CEO     80,000        20%           $3.03     6/26/07     $133,874  $385,285


Aggregated Option/SAR Exercises in Last Fiscal Year
and FY-End Option/SAR Values
---------------------------------------------------

                                                                        Value of
                                                                      Unexercised
                                               Number of Securities   In-the-Money
                                              Underlying Unexercised  Options/SARs
                                              Options/SARs at FY-End    At FY-End
                   Shares Acquired    Value         Exercisable/       Exercisable/
Name                 on Exercise    Realized        Unexercisable      Unexercisable
-------------------------------------------------------------------------------------

Guy Brenkman-CEO         0              0         60,606/206,394      $51,515/$16,485

In December 1993, the Company entered into a five-year executive employment contract with the Company's president. The five-year agreement provides for a base salary with annual inflation adjustments based upon the Consumer Price Index. Should the Company acquire or form additional railroads, the base salary will increase $25,000 for the acquisition of railroads of 125 miles or less, and $50,000 for railroads over 125 miles. At December 31, 1996, the president's base salary was $329,230. Should the president's employment be terminated, the contract requires a lump sum payment equal to three years of his then current salary. Should the president retire, he is entitled to a lump sum payment of one year's salary.

Director's of the Registrant each were compensated $1,000 in 1996.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information, as of March 26, 1997, the beneficial ownership of all directors and officers of the Company as a group. These figures include shares of Common Stock that the executive officers have the right to acquire within 60 days of March 26, 1997 pursuant to the exercise of stock options and warrants.

Title of Class:  Common Stock ($.001 par value)

                                                     Beneficial        Percent
        Name Of Beneficial Owner                     Ownership        Of Class
--------------------------------------------------------------------------------

Guy L. Brenkman (2) .......................          3,511,948          35.8%
Orvel L. Cox (3) ..........................            235,844           2.4%
Daniel A. LaKemper (4) ....................            144,393           1.5%
John P. Wolk (5) ..........................            144,000           1.5%
John S. Fulton (6) ........................             42,000            .4%
J. Michael Carr (7) .......................             67,716            .7%
Kevin Williams (8) ........................             11,100            .1%
                                                     ---------          --------
Directors and Executive
  Officers as a Group: ....................          4,157,001          42.4%(1)

FOOTNOTES:

(1) Based on 9,814,053 shares of Common Stock and Equivalents outstanding as of March 26, 1997.

(2) Of the total number of shares shown as owned by Mr. Brenkman, 60,606 shares represent the number of shares Mr. Brenkman has the right to acquire within 60 days upon the exercise of options granted under the Company's 1994 Stock Option Plan, and 1,740,800 shares represent the number of shares Mr. Brenkman has the right to acquire within 60 days through the exercise of Warrants. Mr. Brenkman owns all shares in joint tenancy with his wife. In addition 10,142 shares are held by Mr. Brenkman under the Pioneer Railcorp Retirement Savings Plan and 2,340 shares are held by Mr. Brenkman's wife, in which he disclaims beneficial ownership.

(3) Of the total number of shares shown as owned by Mr. Cox, 66,666 shares represent the number of shares Mr. Cox has the right to acquire within 60 days upon the exercise of options granted under the Company's 1994 Stock Option Plan, and 101,770 shares represent the number of shares Mr. Cox has the right to acquire within 60 days through the exercise of Warrants. In addition 2,538 shares are held by Mr. Cox under the Pioneer Railcorp Retirement Savings Plan. Mr. Cox's shares are owned in joint tenancy with his wife. Mr. Cox and his wife own one Preferred Share in the Mississippi Central Railroad Co.

(4) Of the total number of shares shown as owned by Mr. LaKemper, 66,666 shares represent the number of shares Mr. LaKemper has the right to acquire within 60 days upon the exercise of options granted under the Company's 1994 Stock Option Plan, and 40,000 shares represent the number of shares Mr. LaKemper has the right to acquire within 60 days through the exercise of Warrants. In addition 727 shares are held by Mr. LaKemper under the Pioneer Railcorp Retirement Savings Plan. Mr. LaKemper's shares are owned in joint tenancy with his wife.

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

(7) Of the total number of shares shown as owned by Mr. Carr, 66,666 shares represent the number of shares Mr. Carr has the right to acquire within 60 days upon the exercise of options granted under the Company's 1994 Stock Option Plan, and 1,000 shares represent the number of shares Mr. Carr has the right to acquire within 60 days through the exercise of Warrants. (8) Of the total number of shares shown as owned by Mr. Williams, 11,000 shares represent the number of shares Mr. Williams has the right to acquire within 60 days upon the exercise of options granted under the Company's 1994 Stock Option Plan, and 100 shares represent the number of shares Mr. Williams has the right to acquire within 60 days through the exercise of Warrants.

There are no shareholders known by the Registrant to be beneficial owners of more than 5% of its outstanding common stock other than Mr. Brenkman.

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers, and any persons holding more than ten percent of the Company's common stock to report their initial ownership of the Company's common stock and any subsequent changes in that ownership to the Securities and Exchange Commission and to provide copies of such reports to the Company. Based upon the Company's review of the copies of such reports received by the Company and written representations of its directors and executive officers, the Company believes that during the year ended December 31, 1996, all Section 16(a) filing requirements were satisfied with the following exceptions: Orvel Cox, Director and Daniel LaKemper, Secretary, failed to file 1996 Form 5 by the deadline date. Both individuals have filed the Form 5 as of the date of this report.

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

Exhibit # 10.1 - Credit Agreement, dated March 8, 1996, between the Company and Citizens Bank and Trust Company, Chillicothe , Mo. (incorporated by reference to Exhibit #10.1 of the Company's on Form 10-KSB filed March 27, 1996.)

Exhibit # 10.2 - Exhibits to Credit Agreement, dated March 8, 1996, between the Company and Citizens Bank and Trust Company, Chillicothe , Mo. (incorporated by reference to Exhibit #10.2 of the Company's on Form 10-KSB filed March 27, 1996.)

Exhibit # 10.3 - Purchase agreement, dated March between the Company and John Warfield, regarding the Company's purchase of controlling interest in KNRECO, Inc., d/b/a Keokuk Junction Railway (incorporated by reference to Exhibit #10.3 of the Company's on Form 10-KSB filed March 27, 1996.)

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

Exhibit # 10.8 - 1996 Stock Option Plan for Pioneer Railcorp.

Exhibit # 10.9 - Form of incentive stock option under the 1996 Stock Option Plan for Pioneer Railcorp.

Exhibit # 10.10 - Form of option agreement for non-employee Directors under the 1996 Stock Option Plan for Pioneer Railcorp.

Exhibit # 21 - Subsidiaries of the registrant.

Exhibit # 27 - Financial Data Schedule.

No reports were filed on Form 8-K during the fourth quarter 1996

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIONEER RAILCORP
(Registrant)


By: /s/ Guy L. Brenkman
   Guy L. Brenkman, Director, President and
   Chief Executive Officer

Dated: March 28, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/ J. Michael Carr
   J. Michael Carr, Assistant Treasurer,
   Chief Financial Officer and Director

Dated: March 28, 1997

By: /s/ Orvel Cox
   Orvel Cox, Director

Dated: March 28, 1997

By: /s/ John Fulton
    John Fulton, Director

Dated: March 28, 1997