Form 10QSB
period 1997-03-31
PIONEER RAILCORP
filed 1997-05-09
CIK 796374

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            Quarterly Report Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

                      For the quarter ended March 31, 1997

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

                   Registrant's telephone number: 309-697-1400

           Securities registered pursuant to Section 12(g) of the Act:

 Title of each Class                 Name of each  exchange  on which registered
---------------------                -------------------------------------------
Common Stock, Class A                      NASDAQ, Chicago Stock Exchange


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO.

                                    4,588,263
             ------------------------------------------------------
             (Shares of Common Stock outstanding on March 31, 1997)

PIONEER RAILCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
Quarters Ended March 31, 1997 and 1996

UNAUDITED

                                                     First Quarter First Quarter
                                                         1997           1996
                                                     --------------------------

Operating revenue ................................   $ 2,801,517    $ 2,450,441
                                                     --------------------------

Operating expenses
   Maintenance of way ............................       227,676        201,518
   Maintenance of equipment ......................       368,256        279,920
   Transportation expense ........................       697,372        455,289
   Administrative expense ........................       794,731        615,457
   Depreciation  & amortization ..................       367,586        314,576
                                                     --------------------------
                                                       2,455,621      1,866,760
                                                     --------------------------

Operating income .................................       345,896        583,681
                                                     --------------------------

Other income & expense
   Other (income) expense ........................      (133,919)       (59,433)
   Interest expense, equipment ...................       202,159        200,167
   Interest expense, other .......................       146,175         87,267
   Net (gain) loss on sale of fixed assets .......       (28,952)       (29,505)
                                                     --------------------------
                                                         185,463        198,496
                                                     --------------------------

Income before income taxes .......................       160,433        385,185

Provision for income taxes .......................        58,900        142,400
                                                     --------------------------

Income before minority interest in preferred
   stock dividends of consolidated subsidiaries ..   $   101,533    $   242,785

Minority interest in preferred stock dividends of
    consolidated subsidiaries ....................   $    31,308    $    31,308


Net income .......................................   $    70,225    $   211,477
                                                     ==========================

Earnings per common share ........................   $      0.02    $      0.04
                                                     ==========================

Weighted average number of common shares
and common share equivalents used in
computing earnings per share .....................     8,869,448      8,618,796
                                                     ==========================

PIONEER RAILCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
March 31, 1997 and December 31, 1996

UNAUDITED

                                                            March 31    December 31
                                                              1997          1996
                                                          -------------------------

ASSETS
Current Assets
   Cash ...............................................   $   673,671   $   501,212
   Accounts receivable, less allowance
     for doubtful accounts (1997 $45,290; 1996 $26,892)     2,234,031     2,071,289
   Inventories ........................................       413,904       420,952
   Prepaid expenses ...................................       191,505       261,427
   Income tax refund claims ...........................       338,246       349,881
   Deferred taxes .....................................        25,901        25,901
                                                          -------------------------
        Total current assets ..........................     3,877,258     3,630,662
                                                          -------------------------
Property and Equipment less accumulated
  depreciation 1997 $3,645,853; 1996 $3,294,610 .......    20,029,414    20,131,566
                                                          -------------------------
Intangible Assets, less accumulated amortization
  1997 $151,276; 1996 $140,109 ........................     1,159,459     1,171,114
                                                          -------------------------

Investments, cash value of life insurance .............        79,820        74,962
                                                          -------------------------
Total assets ..........................................   $25,145,951   $25,008,304
                                                          =========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable ...................................   $ 3,193,786   $ 2,973,258
   Notes payable ......................................       572,653       769,535
   Income taxes payable ...............................        66,078        18,978
   Current maturities of long-term debt ...............     1,817,421     1,813,246
   Accrued liabilities ................................       781,311       491,610
                                                          -------------------------
        Total current liabilities .....................     6,431,249     6,066,627
                                                          -------------------------

Long-term debt, net of current maturities .............    12,226,335    12,564,133
Deferred income taxes .................................     1,967,651     1,967,651
                                                          -------------------------
        Total liabilities & debt ......................    20,625,236    20,598,411
                                                          -------------------------

Minority interest in subsidiaries .....................     1,188,000     1,188,000

Stockholders' Equity
   Common stock .......................................         4,585         4,571
   Additional paid-in capital .........................     2,007,724     1,981,149
   Retained earnings ..................................     1,320,407     1,236,173
                                                          -------------------------
        Total stockholders' equity ....................     3,332,716     3,221,893
                                                          -------------------------
Total liabilities and equity ..........................   $25,145,951   $25,008,304
                                                          =========================

PIONEER RAILCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
Quarters Ended March 31, 1997 and 1996

UNAUDITED

                                                                First Quarter First Quarter
                                                                    1997          1996
                                                                --------------------------
Cash Flows From Operating Activities
Net income ..................................................   $    70,225    $   211,476
Adjustments to reconcile net income to net cash
provided by operating activities:
          Minority interest in preferred stock dividends of
            consolidated subsidiaries .......................        31,308         31,308
          Depreciation ......................................       356,418        303,444
          Amortization ......................................        11,167         11,132
          Increase in cash value life insurance .............        (4,858)           -0-
          (Gain) on sale of property & equipment ............       (28,952)       (29,505)
          Deferred taxes ....................................           -0-            -0-
Change in assets and liabilities, net of effects from
          acquisition of subsidiaries
          (Increase) decrease accounts receivable ...........      (162,742)       (61,720)
          (Increase) decrease inventories ...................         7,048         (6,188)
          (Increase) decrease prepaid expenses ..............        69,922         57,385
          (Increase) decrease intangible assets .............           488            249
          Increase (decrease) accounts payable ..............       220,528        213,389
          (Increase) decrease income tax refund claims ......        11,635         50,998
          Increase (decrease) income tax payable ............        47,100        106,518
          Increase (decrease) accrued liabilities ...........       289,701         65,148
                                                                --------------------------
          Net cash provided by operating activities .........       918,988        953,634
                                                                --------------------------

Cash Flows From Investing Activities
          Proceeds from sale of property & equipment ........        53,089            -0-
          Purchase of property & equipment, net of property
               and equipment from acquisition of subsidiaries      (278,403)      (714,690)
          Acquisition of subsidiaries, net of cash acquired .           -0-     (2,786,882)
                                                                --------------------------
          Net cash (used in) investing activities ...........      (225,314)    (3,501,572)
                                                                --------------------------

Cash Flows From Financing Activities
          Proceeds from short-term borrowings, net of debt
             assumed in acquisition of subsidiaries .........       400,328        278,438
          Proceeds from long-term borrowings, net of debt
             assumed in acquisition of subsidiaries .........       119,700      3,046,000
          Payments on short-term borrowings .................      (597,210)       (49,212)
          Payments on long-term borrowings ..................      (453,323)      (358,084)
          Repurchase of minority interest
          Proceeds from warrants and options exercised ......        26,590         41,040
          Payments to minority interest .....................       (17,300)       (17,300)
                                                                 -------------------------
          Net cash provided by financing activities: ........      (521,215)     2,940,882
                                                                 -------------------------

Net increase (decrease) in cash .............................       172,459        392,944

Cash, beginning of period ...................................       501,212        276,230
                                                                 -------------------------

Cash, end of period .........................................    $  673,671    $   669,174
                                                                 =========================

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

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principals of consolidation:

The consolidated financial statements include Pioneer Railcorp (Pioneer) and its wholly-owned and controlled subsidiaries (collectively, "the Company"). The significant subsidiaries are as follows: West Michigan Railroad Co. (WJ), Wabash & Western Railway Co. d/b/a Michigan Southern Railroad (MSO), Fort Smith Railroad Co. (FSR), Alabama Railroad Co. (ALAB), Mississippi Central Railroad Co. (MSCI), Alabama & Florida Railway Co., Inc. (AF), Decatur Junction Railway Co. (DT), Vandalia Railroad Company (VRRC), Minnesota Central Railroad Co.
(MCTA), Keokuk Junction Railway Co. (KJRY), Rochelle Railroad Co. (RRCO), Shawnee Terminal Railway Company (STR), Pioneer Railroad Equipment Co., Ltd.
(PREL), Pioneer Air, Inc. (PAR), and Pioneer Railroad Services, Inc. (PRS). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Earnings per common and common share equivalent share:

Primary earnings per common share was computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding at the end of the respective periods under the Treasury Stock Method.

NOTE 3.   ESTIMATED IMPACT OF THE ADOPTION OF RECENT ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 requires the presentation of both basic earnings per share and diluted earnings per share. Basic earnings per share will be computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share will be computed in the same manner used by the Company in computing earnings per share. SFAS No. 128 will be effective for the Company's 1997 annual report. If SFAS No. 128 had been in effect during the first quarter of 1997, basic earnings per share would have been $.02 per share and diluted earnings per share would have been $.02 per share.

The Company is not aware of any other recent accounting standard issued, but not yet required to be adopted by the Company, that would have a material effect on its financial position or results of operations.

NOTE 4.   STOCK OPTION PLANS

On April 12, 1994, Pioneer adopted, with the subsequent approval of its shareholders, a stock option plan permitting the issuance of up to 836,000 shares of common stock. Options granted under the plan were incentive based. The options became exercisable on July 5, 1995 at a price equal to the market value of the common stock at the date of grant, and the effect on earnings per share has been reflected in the accompanying financial statements. As of March 31, 1997, a total of 782,300 options are outstanding under this plan after forfeitures and exercises.

On June 26, 1996, the Company shareholders approved a stock option plan permitting the issuance of 407,000 shares of common stock. Options granted under the plan are incentive based except for the options granted to the CEO whose options are non-qualified. The options are fully vested and will be exercisable as of July 1, 2001, and the effect on earnings per share has been reflected in the accompanying financial statements. The exercise date can be accelerated if Pioneer Railcorp common shares reach a closing price of $7.25 per share, or higher, for any consecutive 10-day period, as reported in the Wall Street Journal. The options will be exercisable at the market price of the common shares at the date the options were granted, in whole or in part within 10 years from the date of grant. As of March 31, 1997, a total of 287,000 options are outstanding under this plan after forfeitures of 120,000 shares.

NOTE 5.   STOCK SPLIT AND STOCK WARRANTS ISSUED AS DIVIDENDS

On May 16, 1995 the Board of Directors authorized a 2 for 1 stock split to shareholders of record June 30, 1995, payable July 1, 1995. This increased the outstanding common shares to 4,198,084 from 2,099,042. In addition, on June 24, 1995 the shareholders ratified an amendment to the Articles of Incorporation authorizing the issuance of stock warrants as a dividend to shareholders immediately after the stock split. Each shareholder received one warrant for each share of common stock owned. Each warrant permits shareholders to purchase an additional share of common stock at a predetermined price of $2 per share. The warrants expire on July 1, 2015, and the effect of the warrants on earnings per share has been reflected in the accompanying financial statements. As of March 31, 1997, a total of 65,594 warrants had been exercised.

NOTE 6. MINORITY INTERESTS IN SUBSIDIARIES

Three of the Company's subsidiaries have preferred stock outstanding. This stock is accounted for as minority interest in subsidiaries and dividends on the stock are accounted for as a current expense.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

The Company operated the following twelve railroads during the first quarter of 1997: West Michigan Railroad Co. (WJ), Wabash & Western Railway Co. d/b/a Michigan Southern Railroad (MSO), Fort Smith Railroad Co. (FSR), Alabama Railroad Co. (ALAB), Mississippi Central Railroad Co. (MSCI), Alabama & Florida Railway Co., Inc. (AF), Decatur Junction Railway Co. (DT), Vandalia Railroad Company (VRRC), Minnesota Central Railroad Co. (MCTA), Keokuk Junction Railway Co. (KJRY), Rochelle Railroad Co. (RRCO), and Shawnee Terminal Railway Company
(STR). The Company also operated three railroad-related subsidiaries, Pioneer Railroad Equipment Co., Ltd. (PREL), Pioneer Railroad Services, Inc. (PRSI), and Pioneer Air, Inc (PAR).

Summary: First Quarter 1997 Compared to First Quarter 1996.

The Company's net income in the first quarter 1997 decreased by 67% to $70,225 down from $211,477 in the same period last year. Operating revenue in the first quarter 1997 increased by $351,000 or 15% to $2.8 million from $2.45 million in the same period last year. Operating expense increased in the first quarter 1997 by $589,000 or 32% to $2.5 million from $1.9 million in the same period last year. Operating income decreased in the first quarter 1997 by $238,000 or 41% to $346,000 from $584,000 in the same period last year.

Several factors attributed to the decrease in first quarter 1997 net income:

The Minnesota Central Railroad had a decrease in operating income of $129,000, recording an operating loss of $159,000 in the first quarter 1997 compared to a $29,000 loss in the same period last year. MCTA's decrease was a direct result of the severe winter weather in the region, which left the railroad inoperable for almost all of the first quarter 1997. Pioneer Railroad Equipment operating income was down $174,000, recording operating income of $254,000 in the first quarter 1997 compared to $428,000 in the same period last year. PREL's decrease related to lost revenue due to non-utilization of grain hopper cars assigned to the MCTA, and the non-renewal of a short-term lease of 75 covered hoppers to a non-affiliated party that was in effect from November 1995 through April 1996.

The Decatur Junction Railway operating income was down $40,000 in the first quarter 1997, recording operating income of $26,000 in the first quarter 1997 compared to $66,000 in the same period last year. DT's decrease resulted from decreased grain shipments due to market conditions. The Mississippi Central Railroad operating income decreased approximately $81,000 in the first quarter 1997, recording operating income of $33,000 in the first quarter 1997 compared to $114,000 in the same period last year. MSCI's decrease was the result of reduced shipping by the two principal users of the line, one relating to a below normal cotton harvest, and the other relating to a decrease in timber material needed for plant production. The Fort Smith Railroad had a decrease in operating income of approximately $80,000 in the first quarter 1997, recording operating income of $261,000 in the first quarter 1997 compared to $341,000 in the same period last year. FSR's decrease was the result of a decrease in demurrage revenue in 1997 compared to 1996.

Pioneer Railroad Services had increased operating costs of approximately $45,000 in the first quarter 1997 compared to the same period last year, most of which relates to hiring and retaining of several support personnel not previously employed in the first quarter of 1996.

The Alabama & Florida Railway had increased operating income of $56,000 in the first quarter 1997, recording operating income of $191,000 compared to $135,000 in the same period last year. AF's increase resulted from both volume and pricing increases. The Company's Keokuk Junction Railway subsidiary, which began operations on March 13, 1996, contributed operating income of $243,000 in the first quarter 1997, compared to $40,000 in the same period in 1996. The Rochelle Railroad which began operations in April 1996 had operating income of $37,000, and the Michigan Southern Railroad which began operations in December 1996 had operating income of $54,000.

Interest expense increased approximately $61,000 in the first quarter 1997 to $348,000 compared to $287,000 in the same period last year, most of which was a direct result of the financing of the Keokuk Junction Railway acquisition.

Operating Revenue:

The increase in operating revenue in the first quarter 1997 of $351,000 was positively affected by a $568,000 increase of revenue generated from the Keokuk Junction Railway which began operations under Pioneer Railcorp ownership on March 13, 1996. Also, the Rochelle Railroad which began operations in April 1996 had $97,000 of operating revenue in the first quarter 1997, and the Michigan Southern Railroad, which began operations in December 1996, had $216,000 of operating revenue in the quarter. In addition, the Alabama & Florida Railway had an increase of approximately $72,000 in operating revenue in the first quarter of 1997 to $354,000 compared to $282,000 in the same period last year.

The increases in operating revenue from these subsidiaries was offset by a $178,000 operating revenue decrease by the Minnesota Central Railroad, which had operating revenue of $12,000 in the first quarter 1997 compared to $190,000 in the same period last year, as a result of severe weather conditions. Operating revenue from Pioneer Railroad Equipment Co. was down approximately $145,000 to $559,000 in the first quarter 1997 compared to $704,000 in the same period last year. The PREL revenue decrease was a result of the non-utilization of its grain hopper cars assigned to the MCTA, and the non-renewal of the railcar lease previously mentioned.

Mississippi Central Railroad operating revenue was down approximately $103,000 to $150,000 in the first quarter 1997 compared to $253,000 in the same period last year as a result of reduced shipping by the two principal users of the line as mentioned above. Decatur Junction Railway operating revenue was down $42,000 to $61,000 in the first quarter 1997 compared to $103,000 in the same period last year, as a result of reduced grain shipments due to market conditions in the first quarter 1997.

The remaining operating subsidiaries had constant overall revenue in the first quarter 1997 compared to the same period last year.

Operating Expense:

The increase of operating expense of $589,000 in the first quarter 1997 resulted from the following factors:

Increase in maintenance of way and maintenance of equipment expense in the first quarter 1997 was primarily attributable to the Keokuk Junction Railway operations which began in March 1997. The increase in transportation expense in the first quarter 1997 was primarily attributable to new operating subsidiaries as follows: KJRY $205,000, RRCO $23,000, and MSO $102,000. The Minnesota Central had a decrease in transportation expense of $63,000 in the first quarter 1997 as a result of the reduced operations resulting from the severe weather. The increase in administrative expense in the first quarter 1997 was attributable to both new operating subsidiaries and administrative expense related to payroll costs associated with the hiring of additional support personnel. The increase in administrative costs related to the new operating subsidiaries is as follows:
KJRY $58,000, RRCO $37,000, and MSO $24,000.

The remaining operating subsidiaries had constant overall operating expense in the first quarter 1997 compared to the same period last year.

Other Income and Expense Income Statement Line Item Discussion:

Other income of $134,000 for the first quarter 1997 consists of real estate lease income, scrap income and other miscellaneous items. The increase in 1997 is primarily related to improved and increased efforts in generating right of way lease income.

Other interest expense increased in the first quarter 1997 by $59,000 to $146,000 compared to $87,000 in the same period last year. Most of this increase is a result of financing activities related to the Company's acquisition of the Keokuk Junction Railway.

Net gain on fixed asset dispositions during the first quarter 1997 of $29,000 included $24,000 from the sale of a locomotive and $5,000 from the sale of a railcar. Net gain on fixed asset dispositions during the first quarter 1996 of $29,505 was generated from the sale of 5.36 miles of Alabama Railroad right of way. The real estate was not located on an active part of the rail line.

Liquidity and Capital Resources:

The Company primarily uses cash generated from operations to fund working capital needs and relies on long-term financing for railcars, new operating subsidiaries, and other significant capital expenditures.

The Company has working capital lines of credit totaling $1,075,000 of which approximately $553,000 was available at the end of the first quarter 1997. In addition, the Company has seen the market value of its railcar and locomotive fleet increase significantly over the last several years. This increase in value has resulted from the short supply of railcars and locomotives compared to the increased demand for their use. The Company believes it could refinance part of its railcar or locomotive fleet with an asset-based lender and generate up to $1 million in cash.

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

On July 1, 1995, the Company's stock split and warrant issuance became payable to shareholders. The 2 for 1 stock split increased the number of shares issued and outstanding from 2,099,042 to 4,198,084. At the same time shareholders became entitled to purchase an additional 4,198,084 common shares through stock warrants issued by the Company as dividends. One warrant was issued for each share of common stock held after the split, entitling the holder to purchase 1 share of common stock for $2 per share. The shares purchased through the exercise of the warrants must be held for 1 year from the date of purchase. A total of 8,420 warrants were exercised in the first quarter 1997, and the Company realized $16,840 on the exercise of the warrants. The Company expects increased capital to be generated by the continued exercise of warrants but is uncertain as to the amount. A total of 4,132,490 warrants are outstanding as of March 31, 1997.

The Company granted 836,000 options to certain employees under its 1994 incentive stock option plan. The options are exercisable at prices equal to the market value of the Company's stock at the date of grant. The exercise price ranges are from $1.50 to $4.40 per share. The Company expects increased capital to be generated by the exercise of options but is uncertain as to the amount. A total of 6,500 options were exercised in the first quarter 1997 and the Company realized $9,750 as a result of their exercise. As of March 31, 1997, a total of 782,300 options are outstanding under this plan after forfeitures and exercises.

Long-term equipment financing has historically been readily available to the Company for its railcar acquisition needs. The Company believes it will be able to continue obtaining long-term equipment financing should the need arise. The Company's plans for new debt in the foreseeable future is contingent upon new railroad acquisitions and increased needs and/or opportunities for railcars. The Company does not expect to make significant additions to its railcar fleet in 1997. The Company is considering and analyzing the refinancing of some of its present debt, particularly its $2.5 million annual revolving acquisition line of credit. As of the date of this report, the Company believes it has financing in place to repay the acquisition line of credit, pending final negotiation of documents and other miscellaneous items. The terms of the financing, if obtained, would include a fixed rate of interest and monthly payments over a 66 month period.

The Company anticipates favorable outcomes involving current legal proceedings. The Company does not anticipate any material judgements against it or any of its subsidiaries will arise out of the current proceedings.

The Company believes its cash flow from operations and its available working capital credit lines will be adequate to meet liquidity needs for at least the next twelve months.

Balance Sheet and Cash Flow Items:

The Company generated net cash from operating activities of $919,000 in the first quarter 1997 compared to $954,000 in the same period last year. Net cash from operating activities for the first quarter 1997 resulted primarily from $70,000 of net income, $367,000 of depreciation and amortization, an increase in trade payables of $220,000 and an increase in accrued liabilities of $290,000.

In the first quarter 1997 the Company purchased approximately $278,000 of fixed assets and capital improvements. The capital additions included the purchase of approximately 17 railcars at a total cost of $122,000, financed with long-term fixed rate financing. In addition, the Company capitalized approximately $78,000 of track and structure betterments, and the remaining capital expenditures of approximately $78,000 were for machinery, equipment and other assets. All the expenditures other than the railcars purchased were financed with working capital cash flow.


PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

Several lawsuits were pending by and against Pioneer Railcorp and/or its subsidiaries (collectively, the "Company") during the first quarter 1997.

Two cases were pending involving a number of outstanding issues between Minnesota Central Railroad Co. (MCTA) , MNVA Railroad, Inc. (MNVA), and Dakota, Missouri Valley & Western Railroad, Inc., concerning the asset sale from MNVA to MCTA in December 1994. Both of those cases were settled and dismissed in April 1997. The settlement did not have a material effect on the Company's consolidated position or results of operation.

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

As of the date of this Form 10-QSB, management is not aware of any other incident which is likely to result in a liability that would materially effect the Company's consolidated financial position or results of operation.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters  were  submitted to a vote of security  holders in the first  quarter
1997.


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIONEER RAILCORP
(Registrant)



                              /s/ Guy L. Brenkman
       5/12/97                --------------------------------------------------
        DATE                  GUY L. BRENKMAN
                              PRESIDENT & CEO



                              /s/ J. Michael Carr
       5/12/97                --------------------------------------------------
       DATE                   J. MICHAEL CARR
                              ASSISTANT TREASURER &
                              CHIEF FINANCIAL OFFICER