Form 10QSB
period 1997-06-30
PIONEER RAILCORP
filed 1997-08-14
CIK 796374

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                      For the quarter ended June 30, 1997

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

                  Registrant's telephone number: 309-697-1400

          Securities registered pursuant to Section 12(g) of the Act:

 Title of each Class                   Name of each exchange on which registered
---------------------                  -----------------------------------------
Common Stock, Class A                        NASDAQ, Chicago Stock Exchange

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                                   4,589,513
              ----------------------------------------------------
              (Shares of Common Stock outstanding on June 30, 1997

PIONEER RAILCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
Quarters Ended June 30, 1997 and 1996

UNAUDITED

                                                          Second Quarter              First Six Months
                                                    --------------------------    --------------------------
                                                        1997          1996            1997          1996
                                                    --------------------------    --------------------------

Operating revenue ...............................   $ 3,509,995    $ 3,171,895    $ 6,323,230    $ 5,622,337
                                                    --------------------------------------------------------

Operating expenses
   Maintenance of way ...........................       354,099        249,926        581,776        455,571
   Maintenance of equipment .....................       391,095        395,792        759,351        671,586
   Transportation expense .......................       782,996        678,906      1,492,085      1,134,195
   Administrative expense .......................       782,011        809,819      1,576,742      1,424,076
   Depreciation  & amortization .................       376,438        356,230        744,024        670,806
                                                    --------------------------------------------------------
                                                      2,686,639      2,490,673      5,153,978      4,356,234
                                                    --------------------------------------------------------

Operating income ................................       823,356        681,222      1,169,252      1,266,103
                                                    --------------------------------------------------------

Other income & expense
   Other (income) expense .......................       (60,902)      (123,461)      (194,820)      (181,694)
   Interest expense, equipment ..................       195,459        199,976        397,617        400,143
   Interest expense, other ......................       148,717        157,655        294,892        244,922
   Net (gain) loss on sale of fixed assets ......       (35,612)         2,630        (64,564)       (26,875)
                                                    --------------------------------------------------------
                                                        247,662        236,800        433,125        436,496
                                                    --------------------------------------------------------
Income before income taxes ......................       575,694        444,422        736,127        829,607

Provision for income taxes ......................       209,350        178,210        268,250        320,610
                                                    --------------------------------------------------------

Income before minority interest in preferred
   stock dividends of consolidated subsidiaries .   $   366,344    $   266,212    $   467,877    $
508,997

Minority interest in preferred stock dividends of
    consolidated subsidiaries ...................   $    31,308    $    31,308    $    62,615    $    62,615


Net income ......................................   $   335,036    $   234,904    $   405,262    $   446,382

========================================================

Earnings per common share .......................   $      0.05    $      0.04    $      0.07    $      0.08

========================================================
Weighted average number of common shares
and common share equivalents used in
computing earnings per share ....................     8,871,667      9,008,052      8,869,699      9,000,368

========================================================


PIONEER RAILCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
June 30, 1997 and December 31, 1996

UNAUDITED

                                                             June 30    December 31
                                                          -----------   -----------
                                                              1997          1996
                                                          -------------------------

ASSETS
Current Assets
   Cash ...............................................   $   858,169   $   501,212
   Accounts receivable, less allowance
     for doubtful accounts (1997 $64,468; 1996 $45,291)     2,369,342     2,071,289
   Inventories ........................................       402,143       420,952
   Prepaid expenses ...................................       110,097       261,427
   Income tax refund claims ...........................       338,246       349,881
   Deferred taxes .....................................        25,901        25,901
                                                          -------------------------
        Total current assets ..........................     4,103,898     3,630,662
                                                          -------------------------

Property and Equipment less accumulated
  depreciation 1997 $3,926,501; 1996 $3,294,610 .......    19,753,307    20,131,566
                                                          -------------------------

Intangible Assets, less accumulated amortization
  1997 $171,328; 1996 $140,109 ........................     1,144,919     1,171,114
                                                          -------------------------

Investments, cash value of life insurance .............        84,738        74,962
                                                          -------------------------
Total assets ..........................................   $25,086,862   $25,008,304
                                                          =========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable ...................................   $ 2,811,942   $ 2,973,258
   Notes payable ......................................     1,044,973       769,535
   Income taxes payable ...............................       248,178        18,978
   Current maturities of long-term debt ...............     1,930,473     1,813,246
   Accrued liabilities ................................       599,918       491,610
                                                          -------------------------
        Total current liabilities .....................     6,635,484     6,066,627
                                                          -------------------------

Long-term debt, net of current maturities .............    11,639,482    12,564,133
Deferred income taxes .................................     1,967,651     1,967,651
                                                          -------------------------
        Total liabilities & debt ......................    20,242,617    20,598,411
                                                          -------------------------

Minority interest in subsidiaries .....................     1,188,000     1,188,000

Stockholders' Equity
   Common stock .......................................         4,587         4,571
   Additional paid-in capital .........................     2,010,223     1,981,149
   Retained earnings ..................................     1,641,435     1,236,173
                                                          -------------------------
        Total stockholders' equity ....................     3,656,245     3,221,893
                                                          -------------------------

Total liabilities and equity ..........................   $25,086,862   $25,008,304
                                                          =========================


PIONEER RAILCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
Six Months Ending June 30, 1997 and 1996

UNAUDITED

                                                                       6 Months Ended
                                                                --------------------------
                                                                     1997          1996
                                                                --------------------------

Cash Flows From Operating Activities
Net income ..................................................   $   405,262    $   446,379
Adjustments to reconcile net income to net cash
provided by operating activities:
          Minority interest in preferred stock dividends of
            consolidated subsidiaries .......................        62,615         62,616
          Depreciation ......................................       712,815        645,765
          Amortization ......................................        31,209         25,041
          Increase in cash value life insurance .............        (9,776)        (7,169)
          (Gain) on sale of property & equipment ............       (64,564)       (26,875)
          Deferred taxes ....................................           -0-        160,000
Change in assets and liabilities, net of effects from
          acquisition of subsidiaries
          (Increase) decrease accounts receivable ...........      (298,053)      (133,935)
          (Increase) decrease inventories ...................        18,809         (5,413)
          (Increase) decrease prepaid expenses ..............       151,330         39,734
          (Increase) decrease intangible assets .............        (5,014)       (33,558)
          Increase (decrease) accounts payable ..............      (161,316)      (426,248)
          (Increase) decrease income tax refund claims ......        11,635         50,998
          Increase (decrease) income tax payable ............       229,200         21,050
          Increase (decrease) accrued liabilities ...........       108,310         86,431
                                                                --------------------------
          Net cash provided by operating activities .........     1,192,462        904,816
                                                                --------------------------

Cash Flows From Investing Activities
          Proceeds from sale of property & equipment ........       137,957         32,700
          Purchase of property & equipment, net of property
               and equipment from acquisition of subsidiaries      (407,951)      (898,012)
          Acquisition of subsidiaries, net of cash acquired .           -0-     (2,786,882)
                                                                --------------------------
          Net cash (used in) investing activities ...........      (269,994)    (3,652,194)
                                                                --------------------------

Cash Flows From Financing Activities
          Proceeds from short-term borrowings, net of debt
             assumed in acquisition of subsidiaries .........     1,283,301        901,160
          Proceeds from long-term borrowings, net of debt
             assumed in acquisition of subsidiaries .........       119,700      3,177,519
          Payments on short-term borrowings .................    (1,007,863)      (387,651)
          Payments on long-term borrowings ..................      (927,124)      (917,345)
          Repurchase of minority interest ...................        (1,000)
          Proceeds from warrants and options exercised ......        29,090         75,840
          Payments to minority interest .....................       (62,615)       (62,615)
                                                                --------------------------
          Net cash provided by financing activities: ........      (565,511)     2,785,908
                                                                --------------------------

Net increase (decrease) in cash .............................       356,957         38,530

Cash, beginning of period ...................................       501,212        276,230
                                                                --------------------------

Cash, end of period .........................................   $   858,169    $   314,760
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

NOTE 3.  ESTIMATED IMPACT OF THE ADOPTION OF RECENT ACCOUNTING
STANDARDS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 requires the presentation of both basic earnings per share and diluted earnings per share. Basic earnings per share will be computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share will be computed in the same manner used by the Company in computing earnings per share. SFAS No. 128 will be effective for the Company's 1997 annual report. If SFAS No. 128 had been in effect during the second quarter of 1997, basic earnings per share would have been $.07 per share and diluted earnings per share would have been $.05 per share. If SFAS No. 128 had been in effect during the first six months of 1997, basic earnings per share would have been $.09 per share and diluted earnings per share would have been $.07 per share.

The Company is not aware of any other recent accounting standard issued, but not yet required to be adopted by the Company, that would have a material effect on its financial position or results of operations.

NOTE 4.   STOCK OPTION PLANS

On April 12, 1994, Pioneer adopted, with the subsequent approval of its shareholders, a stock option plan permitting the issuance of up to 836,000 shares of common stock. Options granted under the plan were incentive based. The options became exercisable on July 5, 1995 at a price equal to the market value of the common stock at the date of grant, and the effect on earnings per share has been reflected in the accompanying financial statements. As of June 30, 1997, a total of 782,300 options are outstanding under this plan after forfeitures and exercises.

On June 26, 1996, the Company's shareholders approved a stock option plan permitting the issuance of 407,000 shares of common stock. Options granted under the plan are incentive based except for the options granted to the CEO whose options are non-qualified. The options are fully vested and will be exercisable as of July 1, 2001, and the effect on earnings per share has been reflected in the accompanying financial statements. The exercise date can be accelerated if Pioneer Railcorp common shares reach a closing price of $7.25 per share, or higher, for any consecutive 10-day period, as reported in the Wall Street Journal. The options will be exercisable at the market price of the common shares at the date the options were granted, in whole or in part within 10 years from the date of grant. As of June 30, 1997, a total of 287,000 options are outstanding under this plan after forfeitures of 120,000 shares.

NOTE 5.   STOCK SPLIT AND STOCK WARRANTS ISSUED AS DIVIDENDS

On May 16, 1995 the Board of Directors authorized a 2 for 1 stock split to shareholders of record June 30, 1995, payable July 1, 1995. This increased the outstanding common shares to 4,198,084 from 2,099,042. In addition, on June 24, 1995 the shareholders ratified an amendment to the Articles of Incorporation authorizing the issuance of stock warrants as a dividend to shareholders immediately after the stock split. Each shareholder received one warrant for each share of common stock owned. Each warrant permits shareholders to purchase an additional share of common stock at a predetermined price of $2 per share. The warrants expire on July 1, 2015, and the effect of the warrants on earnings per share has been reflected in the accompanying financial statements. As of June 30, 1997, a total of 66,844 warrants had been exercised.

NOTE 6. MINORITY INTERESTS IN SUBSIDIARIES

Three of the Company's subsidiaries have preferred stock outstanding. This stock is accounted for as minority interest in subsidiaries and dividends on the stock are accounted for as a current expense.

 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The Company operated the following twelve railroads during the second quarter of 1997: West Michigan Railroad Co. (WJ), Wabash & Western Railway Co. d/b/a Michigan Southern Railroad (MSO), Fort Smith Railroad Co. (FSR), Alabama Railroad Co. (ALAB), Mississippi Central Railroad Co. (MSCI), Alabama & Florida Railway Co., Inc. (AF), Decatur Junction Railway Co. (DT), Vandalia Railroad Company (VRRC), Minnesota Central Railroad Co. (MCTA), Keokuk Junction Railway Co. (KJRY), Rochelle Railroad Co. (RRCO), and Shawnee Terminal Railway Company
(STR). The Company also operated three railroad-related subsidiaries, Pioneer Railroad Equipment Co., Ltd. (PREL), Pioneer Railroad Services, Inc. (PRSI), and Pioneer Air, Inc (PAR). Summary: Second Quarter 1997 Compared to Second Quarter 1996.

The Company's net income in the second quarter 1997 increased by 43% to $335,036 up from $234,904 in the same period last year. Operating revenue in the second quarter 1997 increased by $338,000 or 11% to $3.5 million from $3.17 million in the same period last year. Operating expense increased in the second quarter 1997 by approximately $200,000 or 8% to $2.69 million from $2.49 million in the same period last year. Operating income increased in the second quarter 1997 by $142,000 or 21% to $823,000 from $681,000 in the same period last year.

Several factors contributed positively to the increase in second quarter 1997 net income:

The Company's Michigan Southern Railroad, which began operating in the fourth quarter 1996, had operating income of $113,000 in the second quarter 1997. The Rochelle Railroad, which began operating in April of 1996, had an increase in operating income of $51,000, recording operating income of $52,000 in the second quarter 1997 compared to $1,000 in the same period last year. This increase resulted from increases in pricing. The Keokuk Junction Railway had an increase in operating income of $192,000, recording operating income of $401,000 in the second quarter 1997 compared to $209,000 in the same period last year. The increase in operating income resulted from increased operating efficiencies resulting from the Company's operating procedures, and increased rail shipments resulting from marketing efforts by the Company. The Minnesota Central Railroad had an increase in operating income of $131,000, recording operating income of $156,000 in the second quarter 1997 compared to $25,000 in the same period last year. Most of the increase in MCTA operating income resulted from additional switching revenues recorded due to adjustments involving time limits for the settlement of freight and switching liabilities required by railway accounting rules as established by the Association of American Railroads, the governing body of all North American railroads. The MCTA also benefited from more efficient train handling as a result of a new operating plan developed by the Company.

In addition, the Fort Smith Railroad had increased operating income of $43,000 in the second quarter 1997 and the Decatur Junction Railway had increased operating revenue of $25,000 in the quarter.

Several factors adversely affected second quarter 1997 net income:

Pioneer Railroad Equipment operating income was down $293,000, recording operating income of $116,000 in the second quarter 1997 compared to $409,000 in the same period last year. PREL's decrease related to lost revenue due to under-utilization of grain hopper cars and box cars system- wide, and the non-renewal of a short-term lease of 75 covered hoppers to a non-affiliated party that generated income of approximately $90,000 in the second quarter 1996 and was in effect from November 1995 through May 1996. The Company has made efforts to relocate certain groups of railcars and expects a modest increase in railcar revenues from these efforts.

The Mississippi Central Railroad operating income decreased approximately $57,000 in the second quarter 1997, recording operating income of $22,000 in the second quarter 1997 compared to $79,000 in the same period last year. MSCI's decrease resulted from changes in logistics and supply of inbound pulpwood which has reduced the competitiveness of MSCI's served locations. The Company is vigorously pursuing avenues to regain pulpwood shipments.

The Alabama Railroad operating income decreased approximately $67,000 in the second quarter 1997, recording operating income of $48,000 in the second quarter 1997 compared to $115,000 in the same period last year. ALAB's decrease resulted from the same circumstances affecting MSCI, changes in logistics and supply of inbound wood raw materials. The Company does not anticipate a further drop in shipping levels, but is uncertain as to when levels will increase.

Operating Revenue:

The increase in operating revenue in the second quarter 1997 of $338,000 was positively affected by a $145,000 increase of revenue generated from the Keokuk Junction Railway which began operations under Pioneer Railcorp ownership on March 13, 1996. Also, the Michigan Southern Railroad, which the Company began operating in December 1996, had $254,000 of operating revenue in the quarter. In addition, the Minnesota Central Railroad had an increase of approximately $154,000 in operating revenue in the second quarter of 1997 to $498,000 compared to $345,000 in the same period last year. Most of the increase in MCTA operating revenue resulted from additional switching revenues recorded due to adjustments involving time limits for the settlement of freight and switching liabilities required by railway accounting rules as established by the Association of American Railroads, the governing body of all North American railroads. In addition, the Fort Smith Railroad had increased revenues of $88,000, the Rochelle Railroad had increased revenues of $35,000 and the Alabama & Florida Railway had increased revenues of $49,000. Almost all of these increases relate to increases in pricing.

The increases in operating revenue from these subsidiaries was offset by a $93,000 operating revenue decrease by the Mississippi Central Railroad, which had operating revenue of $149,000 in the second quarter 1997 compared to $242,000 in the same period last year. Operating revenue from Pioneer Railroad Equipment Co. was down approximately $321,000 in the second quarter 1997 recording operating revenue of $510,000 in the second quarter 1997 compared to $831,000 in the same period last year. The PREL revenue decrease was a result of under-utilization of grain hopper cars and box cars system wide, and the non-renewal of a short-term lease of 75 covered hoppers to a non-affiliated party.

The remaining operating subsidiaries had immaterial changes in revenue in the second quarter 1997 compared to the same period last year.

Operating Expense:

Operating expense increased in the second quarter 1997 by approximately $200,000 or 8% to $2.6 million from $2.4 million in the same period last year. This increase in operating expense resulted from the following factors:

The $104,000 increase in maintenance of way expense in the second quarter 1997 to $354,000 compared to $250,000 for the same period last year included $40,000 recorded by the Michigan Southern Railroad, which the Company began operating in December 1996. The remaining increase in maintenance of way expense resulted from moderate increases at the Minnesota Central Railroad and the Keokuk Junction Railway. The $104,000 increase in transportation expense in the second quarter 1997 to $783,000 from $679,000 was primarily attributable to the Michigan Southern Railroad's transportation expense of $58,000 and a combination of moderate increases from several other operating subsidiaries as a result of minor derailments, increased carhire expense, fuel and other miscellaneous items.

The remaining operating subsidiaries had no material changes in operating expense in the second quarter 1997 compared to the same period last year.

Other Income and Expense Income Statement Line Item Discussion:

Other income of $61,000 for the second quarter 1997 consists of real estate lease income, scrap income and other miscellaneous items. The decrease in the second quarter 1997 other income compared to the same period last year primarily resulted from a one-time scrap sale of approximately $90,000 recorded in the second quarter 1996. None of the other income transactions are material in nature when considered alone.

The Company experienced an 8% decrease in interest expense in the second quarter 1997 compared to the same period last year as the result of the reduction in long term-debt from scheduled principal payments, and the absence of any additional debt during the quarter.

Net gain on fixed asset dispositions during the second quarter 1997 of $36,000 included $5,500 from the sale of an excess locomotive, $11,000 from the sale of a small parcel of land and $20,000 from the sale of a crane that was used sparingly in Company operations.

Summary: First Six Months 1997 Compared to First Six Months 1996.

The Company's net income in the first six months 1997 decreased by 9% to $405,262 down from $446,382 in the same period last year. Operating revenue in the first six months 1997 increased by $701,000 or 12% to $6.3 million from $5.6 million in the same period last year. Operating expense increased in the first six months 1997 by $800,000 or 18% to $5.1 million from $4.3 million in the same period last year. Operating income decreased in the first six months 1997 by $97,000 or 8% to $1,169,000 from $1,266,000 in the same period last year.

Several factors attributed to the decrease in the first six months 1997 net income:

The Minnesota Central Railroad had limited rail operations in the first quarter 1997 as a result of the severe winter weather in the region which resulted in a decrease in operating income of $129,000 in the first quarter 1997 when compared to the same period in 1996. The Minnesota Central resumed operations in the second quarter 1997, and as a result of a more efficient operating plan and additional switching revenues previously discussed, the MCTA was able to record six month operating income not materially different than the same period in the prior year.

Pioneer Railroad Equipment operating income was down $468,000, recording operating income of $370,000 in the first six months 1997 compared to $838,000 in the same period last year. PREL's decrease related to lost revenue due to non-utilization of grain hopper cars assigned to the MCTA in the first quarter 1997, under-utilization of grain hopper cars and boxcars system wide in the second quarter 1997, and the non-renewal of a short-term lease of 75 covered hoppers to a non-affiliated party that was in effect from November 1995 through May of 1996 which generated $200,000 of revenue during the six month period 1996. The Company has made efforts to relocate certain groups of railcars and expects a modest increase in railcar revenues from these efforts. The expected shift of grain markets to the west coast in the fall of 1997 would significantly increase the Company's revenues from its grain hopper fleet.

The Mississippi Central Railroad operating income decreased approximately $138,000 in the first six months 1997, recording operating income of $55,000 in the first six months 1997 compared to $193,000 in the same period last year. MSCI's decrease resulted from changes in logistics and supply of inbound pulpwood which has reduced the competitiveness of MSCI's served locations. The Company is vigorously pursuing avenues to regain pulpwood shipments.

The Alabama Railroad operating income decreased approximately $74,000 in the first six months 1997, recording operating income of $88,000 in the first six months 1997 compared to $160,000 in the same period last year. ALAB's decrease resulted from the same circumstances affecting MSCI, changes in logistics and supply of inbound wood raw materials. The Company does not anticipate a further drop in shipping levels, but is uncertain as to when levels will increase.

The Company's Keokuk Junction Railway subsidiary, which the Company began operating on March 13, 1996, contributed operating income of $644,000 in the first six months 1997, compared to $248,000 in the same period in 1996, an increase of $396,000. The Rochelle Railroad, which began operations in April 1996, had increased operating income of $88,000. The Michigan Southern Railroad, which began operations in December 1996, had operating income of $166,000.

Interest expense increased approximately $47,000 in the first six months 1997 to $692,000 compared to $645,000 in the same period last year, most of which was a direct result of the financing of the Keokuk Junction Railway acquisition.

Operating Revenue:

The increase in operating revenue in the first six months 1997 of $701,000 was positively affected by a $715,000 increase in revenue generated from the Keokuk Junction Railway which began operations under Pioneer Railcorp ownership on March 13, 1996. Also, the Rochelle Railroad, which began operations in April 1996, had $133,000 of increased operating revenue in the first six months 1997, and the Michigan Southern Railroad, which began operations in December 1996, had $470,000 of operating revenue in the six month period. In addition, the Alabama & Florida Railway had an increase of approximately $130,000 in operating revenue in the first six months with revenues of $718,000 compared to $588,000 in the same period last year.

The increases in operating revenue from these subsidiaries was offset by a decrease in revenues from Pioneer Railroad Equipment Co. which had a $460,000 decrease in revenues to $1,157,000 in the first six months 1997 compared to $1,617,000 in the same period last year. The PREL revenue decrease was a result of non-utilization of grain hopper cars assigned to the MCTA in the first quarter 1997, under-utilization of grain hopper cars and boxcars system wide in the second quarter 1997, and the non-renewal of a short-term lease of 75 covered hoppers to a non-affiliated party that was in effect from November 1995 through May of 1996 and generated $200,000 of revenue during the six month period 1996.

Mississippi Central Railroad operating revenue was down approximately $196,000 with revenues of $299,000 in the first six months 1997 compared to $495,000 in the same period last year. MSCI's decrease in revenues resulted from changes in logistics and supply of inbound pulpwood which has reduced the competitiveness of MSCI's served locations. The Company is vigorously pursuing avenues to regain pulpwood shipments. The Minnesota Central Railroad which had limited operations in the first quarter 1997 because of severe winter weather, had strong second quarter 1997 revenues, as mentioned above, with the net result being a slight decrease in operating revenue of $24,000 in the first six months 1997.

The remaining operating subsidiaries had no material changes in operating revenues in the first six months 1997 compared to the same period last year.

Operating Expense:

The increase in operating expense of $800,000 in the first six months 1997 resulted from the following factors:

Increases in maintenance of way, maintenance of equipment, and transportation expense in the first six months 1997 was primarily attributable to the Michigan Southern Railroad which began operations in December 1996, and the Keokuk Junction Railway which the Company began operating in March of 1996. The Michigan Southern Railroad increased maintenance of way expense $48,000 in the first six months 1997 and the Keokuk Junction increased maintenance of way expense $34,000 in the period. The Michigan Southern Railroad increased maintenance of equipment expense $53,000 in the first six months 1997 and the Keokuk Junction Railway increased maintenance of equipment expense $47,000 in the period. The increase in transportation expense was primarily attributable to the Michigan Southern Railroad which had transportation expense of $160,000 and the Keokuk Junction Railway which had increased transportation expense of $166,000 when compared to 1996. The Minnesota Central had a decrease in transportation expense of $43,000 in the first six months 1997 as a result of the reduced operations resulting from the severe weather in the first quarter and efficient train handling in the second quarter. The increase in administrative expense in the first six months 1997 was attributable to both new operating subsidiaries and administrative expense related to payroll costs associated with the hiring of additional support personnel.

The remaining operating subsidiaries had no material changes in operating expenses in the first six months 1997 compared to the same period last year.

Other Income and Expense Income Statement Line Item Discussion:

Other income of $195,000 for the first six months 1997 consists of real estate lease income, scrap income and other miscellaneous items. None of the other income transactions are material in nature when considered alone.

Interest expense increased in the first six months 1997 by $47,000 and is attributable to financing related to the Company's March 12, 1996 acquisition of the Keokuk Junction Railway.

Net gain on fixed asset dispositions during the first six months 1997 of $65,000 included $30,000 from the sale of 2 excess locomotives, $5,000 from the sale of a railcar, $11,000 from the sale of a small parcel of land and $20,000 from the sale of a crane that was used sparingly in operations. Net gain on fixed asset dispositions during the first six months 1996 of $27,000 was primarily attributable to the sale of 5.36 miles of Alabama Railroad right of way. The real estate was not located on an active part of the rail line.

Liquidity and Capital Resources:

The Company primarily uses cash generated from operations to fund working capital needs and relies on long-term financing for railcars, new operating subsidiaries, and other significant capital expenditures. The Company has working capital lines of credit totaling $1,175,000 of which approximately $227,000 was available at the end of the second quarter 1997.

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

In March of 1996, the Company negotiated a credit facility with its primary bank to provide a $2.5 million annual revolving acquisition line of credit. This facility is collateralized by the common stock of the Alabama Railroad Co. and the Mississippi Central Railroad Co., as well as the Company's investment in stock of any subsidiaries acquired under the line. The interest rate for the line is currently 11.00%. The interest rate is adjustable quarterly to 2.5% over New York Prime, limited to a one percent annual increase or decrease, not to exceed 13.5% or be reduced below 10%. Any amounts drawn on the line must be repaid monthly over a seven year period. The line was fully drawn upon in connection with the Company's March 12, 1996 acquisition of a controlling interest of KNRECO, Inc. d/b/a Keokuk Junction Railway, common stock and has an available balance of approximately $320,000 as of June 30, 1997.

On July 1, 1995, the Company's stock split and warrant issuance became payable to shareholders. The 2 for 1 stock split increased the number of shares issued and outstanding from 2,099,042 to 4,198,084. At the same time shareholders became entitled to purchase an additional 4,198,084 common shares through stock warrants issued by the Company as dividends. One warrant was issued for each share of common stock held after the split, entitling the holder to purchase 1 share of common stock for $2 per share. The shares purchased through the exercise of the warrants must be held for 1 year from the date of purchase. A total of 9,670 warrants were exercised in the first six months 1997, and the Company realized $19,340 on the exercise of the warrants. The Company expects increased capital to be generated by the continued exercise of warrants but is uncertain as to the amount. A total of 4,132,490 warrants are outstanding as of June 30, 1997.

The Company granted 836,000 options to certain employees under its 1994 incentive stock option plan. The options are exercisable at prices equal to the market value of the Company's stock at the date of grant. The exercise price ranges are from $1.50 to $4.40 per share. The Company expects increased capital to be generated by the exercise of options but is uncertain as to the amount. A total of 6,500 options were exercised in the first six months 1997 and the Company realized $9,750 as a result of their exercise. As of June 30, 1997, a total of 782,300 options are outstanding under this plan after forfeitures and exercises.

Long-term equipment financing has historically been readily available to the Company for its railcar acquisition needs. The Company believes it will be able to continue obtaining long-term equipment financing should the need arise. The Company's plans for new equipment debt in the foreseeable future is contingent upon new railroad acquisitions and increased needs and/or opportunities for railcars. The Company does not expect to make significant additions to its railcar fleet in 1997.

The Company is considering and analyzing the refinancing of some of its present debt, particularly its $2.5 million annual revolving acquisition line of credit. As of the date of this report, the Company believes it will have financing in place to repay its acquisition line of credit by the end of the third quarter 1997.

The Company anticipates favorable outcomes involving current legal proceedings. The Company does not anticipate any material judgements against it or any of its subsidiaries will arise out of the current proceedings.

The Company believes its cash flow from operations and its available working capital credit lines will be adequate to meet liquidity needs for at least the next twelve months.

Balance Sheet and Cash Flow Items:

The Company generated net cash from operating activities of $1,192,000 in the first six months 1997 compared to $905,000 in the same period last year. Net cash from operating activities for the first six months 1997 resulted primarily from $405,000 of net income, $744,000 of depreciation and amortization, an increase in accounts receivable of $298,000, a decrease in trade payables of $161,000, an increase in income taxes payable of $229,000 and an increase in accrued liabilities of $108,000.

In the first six months 1997 the Company purchased approximately $438,000 of fixed assets and capital improvements. The capital additions included the purchase of approximately 17 railcars at a total cost of $122,000, financed with long-term fixed rate financing. In addition, the Company capitalized approximately $110,000 of track and structure betterments, $65,000 in railcar and locomotive betterments, $48,000 of leasehold improvements to several operating railroads, $18,000 for a parcel of industrial development land located adjacent to the Alabama & Florida Railway and the remaining capital expenditures of approximately $75,000 were for machinery, equipment and other assets. All the expenditures other than the railcars purchased were financed with working capital cash flow.

PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

Several lawsuits were pending by and against Pioneer Railcorp and/or its subsidiaries (collectively, the "Company") during the second quarter of 1997.

Two crossing accident cases are currently pending, one in the Circuit Court of Sebastian County, Arkansas, involving a crossing accident which occurred in Fort Smith in December 1993, and another in the Federal District Court for the Middle District of Alabama (Montgomery), involving an accident which occurred in Andalusia, Alabama in May, 1996. Management is vigorously defending these cases. The Company does not believe it has any liability in the Arkansas case. Alabama law is considerably less favorable to the Company's interests, however, the Company believes it has adequate insurance coverage and that neither case is likely to result in a material adverse effect on the Registrant's consolidated financial position or results of operation.

A Federal Employer's Liability Act ("FELA") lawsuit is pending against the Alabama & Florida Railway in Alabama. That action was brought by a former employee of a track contractor (or its sub-contractor), and is being defended by the contractor pursuant to an indemnification agreement. The Company does not believe it has any liability in the matter, and does not believe the case will result in a material adverse effect on the Registrant's consolidated financial position or results of operation.

The Keokuk Junction Railway Co. received a summons on July 22, 1997, giving notice of a FELA lawsuit filed by an employee who alleges he was injured on the job. No other proceedings have been had in that case and management is still evaluating the claim. The Company believes it has adequate insurance to cover any possible liability, and that the case is not likely to result in a material adverse effect on the Registrant's consolidated financial position or results of operation.

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

Fort Smith Railroad's appeal to the Seventh Circuit of a Railway Labor Act ruling by the United States District Court for the Central District of Illinois was not successful. Management believes the issue of the situs of bargaining is an important one and is considering petitioning the United States Supreme Court for a writ of certiorari in this case. The ruling by the Seventh Circuit did not have a material adverse effect on the Registrant's consolidated financial position or results of operation.

The cases between Minnesota Central Railroad Co. ("MCTA") and MNVA Railroad, Inc. ("MNVA") and Dakota, Missouri Valley & Western Railroad, Inc., concerning the asset sale from MNVA to MCTA in December, 1994 were settled and dismissed in April, 1997. The settlement did not have a material adverse effect on the Company's consolidated financial position or results of operation.

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

As of the date of this Form-10-QSB, management is not aware of any other incident which is likely to result in a liability that would materially effect the Company's consolidated financial position or results of operation.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Shareholders was held on June 18, 1997 at the Company's headquarters in Peoria, Illinois. All five seats on the Board of Directors were up for election at this meeting. Directors Guy L. Brenkman, J. Michael Carr, Orvel L. Cox, and John S. Fulton were re-elected for a one year term. Timothy F. Shea was elected a Director, replacing John P. Wolk who was not up for re-election.

In addition to the election of the Board of Directors, shareholders ratified the appointment of McGladrey & Pullen, LLP, Certified Public Accountants and Consultants, as the Company's independent public accountants for the coming year.



The vote totals for the matters voted upon at the Annual Meeting were as follows:

                Proposal                       Votes For  Votes Withheld    Abstained
--------------------------------------------   ---------  --------------    ---------

Nomination of Guy L. Brenkman
to the Board of Directors ..................   3,366,190      10,300         14,420

Nomination of Orvel L. Cox
to the Board of Directors ..................   3,365,690      10,800         14,420

Nomination of Timothy F.Shea
to the Board of Directors ..................   3,311,340      65,150         14,420

Nomination of John S. Fulton
to the Board of Directors ..................   3,362,490      14,000         14,420

Nomination of J. Michael Carr
to the Board of Directors ..................   3,362,090      14,400         14,420

Ratification of McGladrey & Pullen, LLP
as Independent Auditor .....................   3,371,792      16,168          2,950

Item 5.   OTHER INFORMATION

Pioneer Railcorp sold all of the outstanding stock of Columbia & Northern Railway Co. to a non-affiliated non-railroad entity, effective July 26, 1997. This transaction did not have a material effect on the Company's consolidated financial position or results of operation.

The Company has been notified by the City of Rochelle that it intends to terminate the Rochelle Railroad Co.'s lease, without cause, in January 1998. Management is evaluating its options in this matter, and it is possible that litigation may result.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

Exhibit # 20.1 Notice of Annual Meeting and Proxy Statement used to solicit votes for the Annual Meeting of Shareholders, held June 18, 1997.

Exhibit # 20.2 Form of Ballot used at the Annual Meeting on June 18, 1997.

Exhibit # 20.3 Annual Report for 1996 sent to shareholders with the Notice of Annual Meeting and Proxy Statement.

No reports were filed on Form 8-K during the second quarter 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on it's behalf by the undersigned thereunto duly authorized.





PIONEER RAILCORP
(Registrant)




                              /s/ Guy L. Brenkman
       8/13/97                -----------------------------------
        DATE                  GUY L. BRENKMAN
                              PRESIDENT & CEO


                              /s/ J. Michael Carr
       8/13/97                -----------------------------------
       DATE                   J. MICHAEL CARR
                              TREASURER & CHIEF FINANCIAL OFFICER