Form 10QSB
period 1997-09-30
PIONEER RAILCORP
filed 1997-11-05
CIK 796374

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                    For the quarter ended September 30, 1997

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. YES [ X ]  NO [   ]

                                    4,609,513
           ----------------------------------------------------------
           (Shares of Common Stock outstanding on September 30, 1997)

PART 1. FINANCIAL INFORMATION
-----------------------------

ITEM 1. FINANCIAL STATEMENTS



PIONEER RAILCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
Quarters Ended September 30, 1997 and 1996
Nine Months Ended September 30, 1997 and 1996

UNAUDITED

                                                                           Third Quarter                   First Nine Months
                                                                  -----------------------------       -----------------------------
                                                                      1997             1996             1997               1996
                                                                  -----------       -----------       -----------       -----------

Operating revenue ..........................................      $ 3,323,716       $ 2,923,037       $ 9,646,945       $ 8,545,374
                                                                  -----------       -----------       -----------       -----------

Operating expenses
   Maintenance of way ......................................          403,926           239,501           985,701           695,071
   Maintenance of equipment ................................          372,532           365,567         1,131,883         1,037,153
   Transportation expense ..................................          838,496           732,165         2,330,582         1,866,360
   Administrative expense ..................................          841,335           827,800         2,418,077         2,251,875
   Depreciation  & amortization ............................          371,590           358,097         1,115,614         1,028,903
                                                                  -----------       -----------       -----------       -----------
                                                                    2,827,879         2,523,130         7,981,857         6,879,362
                                                                  -----------       -----------       -----------       -----------

Operating income ...........................................          495,837           399,907         1,665,088         1,666,012
                                                                  -----------       -----------       -----------       -----------

Other income & expense
   Other (income) expense ..................................          (50,111)          (43,856)         (244,931)         (225,550)
   Interest expense, equipment .............................          188,135           195,544           585,753           595,687
   Interest expense, other .................................          166,595           145,711           461,488           390,633
   Net (gain) loss on sale of fixed assets .................          (40,549)           (1,337)         (105,113)          (28,212)
                                                                  -----------       -----------       -----------       -----------
                                                                      264,070           296,062           697,197           732,558
                                                                  -----------       -----------       -----------       -----------

Income before income taxes .................................          231,767           103,845           967,891           933,454

Provision for income taxes .................................           75,921            38,175           344,171           358,785
                                                                  -----------       -----------       -----------       -----------

Income before minority interest in preferred
   stock dividends of consolidated subsidiaries ............      $   155,846       $    65,670       $   623,720       $   574,669

Minority interest in preferred stock dividends of
    consolidated subsidiaries ..............................      $    31,308       $    31,308       $    93,924       $    93,924


Net income .................................................      $   124,538       $    34,362       $   529,796       $   480,745
                                                                  ===========       ===========       ===========       ===========

Earnings per common share ..................................      $      0.03       $      0.01       $      0.10       $      0.09
                                                                  ===========       ===========       ===========       ===========

Weighted average number of common shares
and common share equivalents used in
computing earnings per share ...............................        8,854,411         8,376,613         8,850,526         8,359,989
                                                                  ===========       ===========       ===========       ===========

PIONEER RAILCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
September 30, 1997 and December 31, 1996

UNAUDITED

                                                         September 30,  December 31,
                                                             1997            1996
                                                         -------------  ------------

ASSETS
Current Assets
   Cash ...............................................   $   815,177   $   501,212
   Accounts receivable, less allowance
     for doubtful accounts (1997 $85,205; 1996 $19,926)     2,186,165     2,071,289
   Inventories ........................................       402,771       420,952
   Prepaid expenses ...................................       278,250       261,427
   Income tax refund claims ...........................       338,246       349,881
   Deferred taxes .....................................        25,901        25,901
                                                          -----------   -----------
        Total current assets ..........................     4,046,510     3,630,662
                                                          -----------   -----------
Property and Equipment less accumulated
  depreciation 1997 $4,233,893; 1996 $2,959,210 .......    19,586,666    20,131,566
                                                          -----------   -----------

Intangible Assets, less accumulated amortization
  1997 $184,585; 1996 $129,204 ........................     1,130,950     1,171,114
                                                          -----------   -----------

Investments, cash value of life insurance .............        89,686        74,962
                                                          -----------   -----------

Total assets ..........................................   $24,853,812   $25,008,304
                                                          ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable ...................................   $ 2,928,233   $ 2,973,258
   Notes payable ......................................       748,378       769,535
   Income taxes payable ...............................        78,086        18,978
   Current maturities of long-term debt ...............     1,938,054     1,813,246
   Accrued liabilities ................................       673,604       491,610
                                                          -----------   -----------
        Total current liabilities .....................     6,366,355     6,066,627
                                                          -----------   -----------

Long-term debt, net of current maturities .............    11,260,653    12,564,133
Deferred income taxes .................................     2,217,653     1,967,651
                                                          -----------   -----------
        Total liabilities & debt ......................    19,844,661    20,598,411
                                                          -----------   -----------

Minority interest in subsidiaries .....................     1,188,000     1,188,000

Stockholders' Equity
   Common stock .......................................         4,607         4,571
   Additional paid-in capital .........................     2,040,203     1,981,149
   Retained earnings ..................................     1,776,341     1,236,173
                                                          -----------   -----------
        Total stockholders' equity ....................     3,821,151     3,221,893
                                                          -----------   -----------

Total liabilities and equity ..........................   $24,853,812   $25,008,304
                                                          ===========   ===========

PIONEER RAILCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
Nine Months Ending September 30, 1997 and 1996

UNAUDITED

                                                                     9 Months Ended
                                                                --------------------------
                                                                   1997           1996
                                                                -----------    -----------
Cash Flows From Operating Activities
Net income ..................................................   $   529,796    $   480,746
Adjustments to reconcile net income to net cash
provided by operating activities:
          Minority interest in preferred stock dividends of
            consolidated subsidiaries .......................        93,924         93,923
          Depreciation ......................................     1,070,735        989,844
          Amortization ......................................        44,879         39,059
          Increase in cash value life insurance .............       (14,724)       (12,026)
          (Gain) on sale of property & equipment ............      (105,113)       (28,212)
          Deferred taxes ....................................       250,000        160,000
Change in assets and liabilities, net of effects from
          acquisition of subsidiaries
          (Increase) decrease accounts receivable ...........      (114,876)       (23,434)
          (Increase) decrease inventories ...................        18,181         (5,379)
          (Increase) decrease prepaid expenses ..............       (16,823)      (126,820)
          (Increase) decrease intangible assets .............        (4,715)       (33,213)
          Increase (decrease) accounts payable ..............       (45,025)       297,110
          (Increase) decrease income tax refund claims ......        11,635         50,998
          Increase (decrease) income tax payable ............        70,708        (31,255)
          Increase (decrease) accrued liabilities ...........       181,976        (40,697)
                                                                -----------    -----------
          Net cash provided by operating activities .........     1,970,558      1,810,644
                                                                -----------    -----------

Cash Flows From Investing Activities
          Proceeds from sale of property & equipment ........       194,959         55,100
          Purchase of property & equipment, net of property
               and equipment from acquisition of subsidiaries      (645,899)    (1,528,725)
          Sale of Subsidiary Stock (Columbia & Northern) ....        15,000
          Acquisition of subsidiaries, net of cash acquired .           -0-     (2,786,882)
                                                                -----------    -----------
          Net cash (used in) investing activities ...........      (435,940)    (4,260,507)
                                                                -----------    -----------

Cash Flows From Financing Activities
          Proceeds from short-term borrowings, net of debt
             assumed in acquisition of subsidiaries .........     2,122,544      1,113,295
          Proceeds from long-term borrowings, net of debt
             assumed in acquisition of subsidiaries .........       207,927      3,346,619
          Payments on short-term borrowings .................    (2,143,701)      (418,891)
          Payments on long-term borrowings ..................    (1,386,598)    (1,350,942)
          Repurchase of minority interest ...................           -0-         (5,000)
          Proceeds from warrants and options exercised ......        59,090        101,740
          Payments to minority interest .....................       (79,915)       (79,915)
                                                                -----------    -----------
          Net cash provided by financing activities: ........    (1,220,653)     2,706,906
                                                                -----------    -----------

Net increase (decrease) in cash .............................       313,965        257,043

Cash, beginning of period ...................................       501,212        276,230
                                                                -----------    -----------

Cash, end of period .........................................   $   815,177    $   533,273
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

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principals of consolidation:

The consolidated financial statements include Pioneer Railcorp (Pioneer) and its wholly-owned and controlled subsidiaries (collectively, "the Company"). The significant subsidiaries are as follows: West Michigan Railroad Co. (WMI), Wabash & Western Railway Co. d/b/a Michigan Southern Railroad (MSO), Fort Smith Railroad Co. (FSR), Alabama Railroad Co. (ALAB), Mississippi Central Railroad Co. (MSCI), Alabama & Florida Railway Co., Inc. (AF), Decatur Junction Railway Co. (DT), Vandalia Railroad Company (VRRC), Minnesota Central Railroad Co.
(MCTA), Keokuk Junction Railway Co. (KJRY), Rochelle Railroad Co. (RRCO), Shawnee Terminal Railway Company (STR), Pioneer Railroad Equipment Co., Ltd.
(PREL), Pioneer Air, Inc. (PAR), and Pioneer Railroad Services, Inc. (PRS). All significant intercompany balances and transactions have been eliminated in consolidation.

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

NOTE 3. ESTIMATED IMPACT OF THE ADOPTION OF RECENT ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 requires the presentation of both basic earnings per share and diluted earnings per share. Basic earnings per share will be computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share will be computed in the same manner used by the Company in computing earnings per share. SFAS No. 128 will be effective for the Company's 1997 annual report. If SFAS No. 128 had been in effect during the third quarter of 1997, basic earnings per share would have been $.03 per share and diluted earnings per share would have been $.03 per share. If SFAS No. 128 had been in effect during the first nine months of 1997, basic earnings per share would have been $.12 per share and diluted earnings per share would have been $.10 per share.

The Company is not aware of any other recent accounting standard issued, but not yet required to be adopted by the Company, that would have a material effect on its financial position or results of operations.

NOTE 4.   STOCK OPTION PLANS

On April 12, 1994, Pioneer adopted, with the subsequent approval of its shareholders, a stock option plan permitting the issuance of up to 836,000 shares of common stock. Options granted under the plan were incentive based. The options became exercisable on July 5, 1995 at a price equal to the market value of the common stock at the date of grant, and the effect on earnings per share has been reflected in the accompanying financial statements. As of September 30, 1997, a total of 762,300 options are outstanding under this plan after forfeitures and exercises.

On June 26, 1996, the Company's shareholders approved a stock option plan permitting the issuance of 407,000 shares of common stock. Options granted under the plan are incentive based except for the options granted to the CEO whose options are non-qualified. The options are fully vested and will be exercisable as of July 1, 2001, and the effect on earnings per share has been reflected in the accompanying financial statements. The exercise date can be accelerated if Pioneer Railcorp common shares reach a closing price of $7.25 per share, or higher, for any consecutive 10-day period, as reported in the Wall Street Journal. The options will be exercisable at the market price of the common shares at the date the options were granted, in whole or in part within 10 years from the date of grant. As of September 30, 1997, a total of 287,000 options are outstanding under this plan after forfeitures of 120,000 shares.

NOTE 5.   STOCK SPLIT AND STOCK WARRANTS ISSUED AS DIVIDENDS

On May 16, 1995 the Board of Directors authorized a 2 for 1 stock split to shareholders of record June 30, 1995, payable July 1, 1995. This increased the outstanding common shares to 4,198,084 from 2,099,042. In addition, on June 24, 1995 the shareholders ratified an amendment to the Articles of Incorporation authorizing the issuance of stock warrants as a dividend to shareholders immediately after the stock split. Each shareholder received one warrant for each share of common stock owned. Each warrant permits shareholders to purchase an additional share of common stock at a predetermined price of $2 per share. The warrants expire on July 1, 2015, and the effect of the warrants on earnings per share has been reflected in the accompanying financial statements. As of September 30, 1997, a total of 66,844 warrants had been exercised.

NOTE 6. MINORITY INTERESTS IN SUBSIDIARIES

Three of the Company's subsidiaries have preferred stock outstanding. This stock is accounted for as minority interest in subsidiaries and dividends on the stock are accounted for as a current expense.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company operated the following twelve railroads during the third quarter of 1997: West Michigan Railroad Co. (WMI), Wabash & Western Railway Co. d/b/a Michigan Southern Railroad (MSO), Fort Smith Railroad Co. (FSR), Alabama Railroad Co. (ALAB), Mississippi Central Railroad Co. (MSCI), Alabama & Florida Railway Co., Inc. (AF), Decatur Junction Railway Co. (DT), Vandalia Railroad Company (VRRC), Minnesota Central Railroad Co. (MCTA), Keokuk Junction Railway Co. (KJRY), Rochelle Railroad Co. (RRCO), and Shawnee Terminal Railway Company
(STR). The Company also operated three railroad-related subsidiaries, Pioneer Railroad Equipment Co., Ltd. (PREL), Pioneer Railroad Services, Inc. (PRSI), and Pioneer Air, Inc (PAR). Summary: Third Quarter 1997 Compared to Third Quarter 1996.

The Company's net income in the third quarter 1997 increased by $89,674 or 260% to $124,036 up from $34,362 in the same period last year. Operating revenue in the third quarter 1997 increased by $400,000 or 14% to $3.3 million from $2.9 million in the same period last year. Operating expense increased in the third quarter 1997 by approximately $300,000 or 12% to $2.83 million from $2.53 million in the same period last year. Operating income increased in the third quarter 1997 by $96,000 or 24% to $496,000 from $400,000 in the same period last year.

Several factors contributed positively to the increase in third quarter 1997 net income:

The Company's Michigan Southern Railroad, which began operating in the fourth quarter 1996, had operating income of $86,000 in the third quarter 1997. The Rochelle Railroad, which began operating in April of 1996, had an increase in operating income of $57,000, recording operating income of $58,000 in the third quarter 1997 compared to $1,000 in the same period last year.

The Alabama & Florida Railway operating income increased by $34,000 or 27% to $162,000 up from $128,000 in the same period last year. The Alabama Railroad operating income increased to $67,000 from a loss of $13,000 in the same period last year. The increase in operating income from the Alabama Railroad resulted from its major customer which had limited outbound shipments in the third quarter 1996 because its plant was temporally shutdown to facilitate a modernization of the plant facilities and equipment.

Several factors adversely affected third quarter 1997 net income:

The Minnesota Central Railroad had a decrease in operating income of $126,000, recording operating loss of $14,000 in the third quarter 1997 compared to operating income of $112,000 in the same period last year. Most of the decreases in MCTA operating income resulted from additional maintenance of way expense recorded for non-capitalized track maintenance. The MCTA did benefit from more efficient train handling as a result of a new operating plan developed by the Company.

Pioneer Railroad Equipment operating income was down $106,000, recording operating income of $140,000 in the third quarter 1997 compared to $246,000 in the same period last year. PREL's decrease related to lost revenue due to under-utilization of grain hopper cars and box cars system- wide. The Company is continuing efforts to relocate certain groups of railcars and expects an increase in railcar revenues from these efforts.

Operating Revenue:

The increase in operating revenue in the third quarter 1997 of $400,000 or 14% to $3.5 million from $2.9 million was positively affected by the Michigan Southern Railroad, which the Company began operating in December 1996, which had $269,000 of operating revenue in the quarter. In addition, the Keokuk Junction Railway had an increase of approximately $54,000 in operating revenue in the third quarter of 1997 to $795,000 compared to $741,000 in the same period last year. The Rochelle Railroad had an increase of approximately $44,000 in operating revenue in the third quarter of 1997 to $114,000 compared to $70,000 in the same period last year. The Alabama Railroad had an increase of approximately $106,000 in operating revenue in the third quarter of 1997 to $196,000 compared to $90,000 in the same period last year. The increase in revenues from the Keokuk Junction Railway and Rochelle Railroad relate to increases in pricing, while the Alabama Railroad revenue increase resulted from its major customer which had limited outbound shipments in the third quarter 1996 because its plant was temporally shutdown to facilitate a modernization of the plant facilities and equipment.

The increases in operating revenue from these subsidiaries was offset by a operating revenue decrease by Pioneer Railroad Equipment Co. which was down approximately $114,000 recording operating revenue of $535,000 in the third quarter 1997 compared to $649,000 in the same period last year. The PREL revenue decrease was a result of under-utilization of grain hopper cars and box cars system wide.

The remaining operating subsidiaries had immaterial changes in revenue in the third quarter 1997 compared to the same period last year.

Operating Expense:

Operating expense increased in the third quarter 1997 by approximately $300,000 or 12% to $2.83 million from $2.53 million in the same period last year. This increase in operating expense resulted from the following factors:

The $165,000 increase in maintenance of way expense in the third quarter 1997 to $404,000 compared to $239,000 for the same period last year included $54,000 recorded by the Michigan Southern Railroad, which the Company began operating in December 1996. The remaining increase in maintenance of way expense resulted from increases at the Minnesota Central Railroad and the Keokuk Junction Railway. The $106,000 increase in transportation expense in the third quarter 1997 to $838,000 from $732,000 was primarily attributable to the Michigan Southern Railroad's transportation expense of $79,000 and a combination of moderate increases from several other operating subsidiaries as a result of minor derailments, increased carhire expense, fuel and other miscellaneous items.

The remaining operating subsidiaries had no material changes in operating expense in the third quarter 1997 compared to the same period last year.

Other Income and Expense Income Statement Line Item Discussion:

Other income of $50,000 for the third quarter 1997 consists of real estate lease income, scrap income and other miscellaneous items. None of the other income transactions are material in nature when considered alone. Interest expense increased slightly in the third quarter 1997 to $354,000 compared to $341,000 in the same period last year. Net gain on fixed asset dispositions during the third quarter 1997 of $40,000 included $32,000 from the sale of an excess locomotive and $7,800 from the disposal of two railcars.

Summary: First Nine Months 1997 Compared to First Nine Months 1996.

The Company's net income in the first nine months 1997 increased by $49,051 or 10% to $529,796 up from $480,745 in the same period last year. Operating revenue in the first nine months 1997 increased by $1.1 million or 13% to $9.6 million from $8.5 million in the same period last year. Operating expense increased in the first nine months 1997 by $1.1 million or 16% to $7.9 million from $6.8 million in the same period last year. Operating income remained constant at $1.6 million in both nine month periods ended in 1997 and 1996.

The following factors attributed to the first nine months 1997 net income:

The Minnesota Central Railroad had limited rail operations in the first quarter 1997 as a result of the severe winter weather in the region which resulted in a decrease in operating income of $129,000 in the first quarter 1997 when compared to the same period in 1996. The Minnesota Central resumed operations in the second quarter 1997, and as a result of a more efficient operating plan and additional switching revenues recorded due to adjustments involving time limits for the settlement of freight and switching liabilities required by railway accounting rules as established by the Association of American Railroads, the governing body of all North American railroads, the MCTA was able to record six month operating income not materially different than the same period in the prior year. However, due to increased operating cost in the third quarter the Minnesota Central had a decrease in operating income of $125,000 during the first nine months 1997 compared to the same period last year.

Pioneer Railroad Equipment operating income was down $574,000, recording operating income of $510,000 in the first nine months 1997 compared to $1,084,000 in the same period last year. PREL's decrease related to lost revenue due to non-utilization of grain hopper cars assigned to the MCTA in the first quarter 1997, under-utilization of grain hopper cars and boxcars system wide and the non-renewal of a short-term lease of 75 covered hoppers to a non-affiliated party that was in effect from November 1995 through May of 1996 which generated $200,000 of revenue in 1996. The Company has made efforts to relocate certain groups of railcars and expects an increase in railcar revenues from these efforts.

The Mississippi Central Railroad operating income decreased approximately $128,000 in the first nine months 1997, recording operating income of $76,000 in the first nine months 1997 compared to $204,000 in the same period last year. MSCI's decrease resulted from changes in logistics and supply of inbound pulpwood which has reduced the competitiveness of MSCI's served locations. The Company is vigorously pursuing avenues to regain pulpwood shipments.

The Company's Keokuk Junction Railway subsidiary, which the Company began operating on March 13, 1996, contributed operating income of $979,000 in the first nine months 1997, compared to $566,000 in the same period in 1996, an increase of $413,000. The Rochelle Railroad, which began operations in April 1996, had increased operating income of $144,000 recording $146,000 in the first nine months of 1997 compared to $2,000 in the same period last year. This increase primarily resulted from increased pricing. The Michigan Southern Railroad, which began operations in December 1996, had operating income of $253,000. The Alabama & Florida Railway Co. had increased operating income of $90,000 recording $499,000 in the first nine months of 1997 compared to $409,000 in the same period last year. This increase primarily resulted from increased pricing.

Interest expense increased approximately $61,000 in the first nine months 1997 to $1,047,000 compared to $986,000 in the same period last year, most of which was a direct result of the financing of the Keokuk Junction Railway acquisition.

Operating Revenue:

The increase in operating revenue in the first nine months 1997 of $1.1 million was positively affected by a $769,000 increase in revenue generated from the Keokuk Junction Railway which began operations under Pioneer Railcorp ownership on March 13, 1996. Also, the Rochelle Railroad, which began operations in April 1996, had $175,000 of increased operating revenue in the first nine months 1997, and the Michigan Southern Railroad, which began operations in December 1996, had $739,000 of operating revenue in the nine month period. In addition, the Alabama & Florida Railway had an increase of approximately $160,000 in operating revenue in the first nine months with revenues of $1,072,000 compared to $912,000 in the same period last year and the Alabama Railroad Co. had an increase of approximately $58,000 in operating revenue in the first nine months with revenues of $517,000 compared to $459,000 in the same period last year.

The increases in operating revenue from the subsidiaries mentioned previously were offset by a decrease in revenues from Pioneer Railroad Equipment Co. which had a $574,000 decrease in revenues to $1,692,000 in the first nine months 1997 compared to $2,266,000 in the same period last year. The PREL revenue decrease was a result of non-utilization of grain hopper cars assigned to the MCTA in the first quarter 1997, under-utilization of grain hopper cars and boxcars system wide in the first nine months 1997, and the non-renewal of a short-term lease of 75 covered hoppers to a non-affiliated party that was in effect from November 1995 through May of 1996 and generated $200,000 of revenue in 1996.

Mississippi Central Railroad operating revenue was down approximately $199,000 with revenues of $447,000 in the first nine months 1997 compared to $646,000 in the same period last year. MSCI's decrease in revenues resulted from changes in logistics and supply of inbound pulpwood which has reduced the competitiveness of MSCI's served locations. The Company is vigorously pursuing avenues to regain pulpwood shipments. The Minnesota Central Railroad which had limited operations in the first quarter 1997 because of severe winter weather, strong second quarter 1997 revenues and constant third quarter revenues, reported a slight decrease in operating revenue of $48,000 in the first nine months 1997.

The remaining operating subsidiaries had no material changes in operating revenues in the first nine months 1997 compared to the same period last year.

Operating Expense:

The increase in operating expense of $1.1 million in the first nine months 1997 resulted from the following factors:

Increases in maintenance of way, maintenance of equipment, and transportation expense in the first nine months 1997 was primarily attributable to the Michigan Southern Railroad which began operations in December 1996, and the Keokuk Junction Railway which the Company began operating in March of 1996. The Michigan Southern Railroad increased maintenance of way expense $102,000 in the first nine months 1997 and the Keokuk Junction Railway increased maintenance of way expense $67,000 in the period. In addition, the Minnesota Central Railroad had increased maintenance of way expense of $85,000 in the first nine months 1997 resulting from an increase in non-capitalized track maintenance. The Michigan Southern Railroad increased maintenance of equipment expense $85,000 in the first nine months 1997 and the Keokuk Junction Railway increased maintenance of equipment expense $42,000 in the period. The increase in transportation expense was primarily attributable to the Michigan Southern Railroad which had transportation expense of $238,000 and the Keokuk Junction Railway which had increased transportation expense of $162,000 when compared to 1996. The increase in administrative expense in the first nine months 1997 was attributable to both new operating subsidiaries and administrative expense related to payroll costs associated with the hiring of additional support personnel.

The remaining operating subsidiaries had no material changes in operating expenses in the first nine months 1997 compared to the same period last year.

Other Income and Expense Income Statement Line Item Discussion:

Other income of $245,000 for the first nine months 1997 consists of real estate lease income, scrap income and other miscellaneous items. None of the other income transactions are material in nature when considered alone.

Interest expense increased approximately $61,000 in the first nine months 1997 to $1,047,000 compared to $986,000 in the same period last year, most of which was a direct result of the financing of the Keokuk Junction Railway acquisition.

Net gain on fixed  asset  dispositions  during  the first  nine  months  1997 of
$105,000 included $62,000 from the sale of three excess locomotives, $13,000 from the disposition of three railcars, $11,000 from the sale of a small parcel of land and $20,000 from the sale of a crane that was used sparingly in operations. Net gain on fixed asset dispositions during the first nine months 1996 of $28,000 was primarily attributable to the sale of 5.36 miles of Alabama Railroad right of way. The real estate was not located on an active part of the rail line.

Liquidity and Capital Resources:

The Company primarily uses cash generated from operations to fund working capital needs and relies on long-term financing for railcars, new operating subsidiaries, and other significant capital expenditures. The Company has working capital lines of credit totaling $1,175,000 of which approximately $582,000 was available at the end of the third quarter 1997.

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

In March of 1996, the Company negotiated a credit facility with its primary bank to provide a $2.5 million annual revolving acquisition line of credit. This facility is collateralized by the common stock of the Alabama Railroad Co. and the Mississippi Central Railroad Co., as well as the Company's investment in stock of any subsidiaries acquired under the line. The interest rate for the line is currently 11.00%. The interest rate is adjustable quarterly to 2.5% over New York Prime, limited to a one percent annual increase or decrease, not to exceed 13.5% or be reduced below 10%. Any amounts drawn on the line must be repaid monthly over a seven year period. The line was fully drawn upon in connection with the Company's March 12, 1996 acquisition of a controlling interest of KNRECO, Inc. d/b/a Keokuk Junction Railway, common stock and has an available balance of approximately $400,000 as of September 30, 1997.

On July 1, 1995, the Company's stock split and warrant issuance became payable to shareholders. The 2 for 1 stock split increased the number of shares issued and outstanding from 2,099,042 to 4,198,084. At the same time shareholders became entitled to purchase an additional 4,198,084 common shares through stock warrants issued by the Company as dividends. One warrant was issued for each share of common stock held after the split, entitling the holder to purchase 1 share of common stock for $2 per share. The shares purchased through the exercise of the warrants must be held for 1 year from the date of purchase. A total of 9,670 warrants were exercised in the first nine months 1997, and the Company realized $19,340 on the exercise of the warrants. The Company expects increased capital to be generated by the continued exercise of warrants but is uncertain as to the amount. A total of 4,131,240 warrants are outstanding as of September 30, 1997.

The Company granted 836,000 options to certain employees under its 1994 incentive stock option plan. The options are exercisable at prices equal to the market value of the Company's stock at the date of grant. The exercise price ranges are from $1.50 to $4.40 per share. The Company expects increased capital to be generated by the exercise of options but is uncertain as to the amount. A total of 26,500 options were exercised in the first nine months 1997 and the Company realized $39,750 as a result of their exercise. As of September 30, 1997, a total of 762,300 options are outstanding under this plan after forfeitures and exercises.

Long-term equipment financing has historically been readily available to the Company for its railcar acquisition needs. The Company believes it will be able to continue obtaining long-term equipment financing should the need arise. The Company's plans for new equipment debt in the foreseeable future is contingent upon new railroad acquisitions and increased needs and/or opportunities for railcars. The Company does not expect to make significant additions to its railcar fleet in the next twelve months.

The Company is considering and analyzing the refinancing of some of its present debt, particularly its $2.5 million annual revolving acquisition line of credit. As of the date of this report, the Company has approved financing in place to repay its acquisition line of credit upon review and execution of loan documents which is expected to be completed in early November, 1997. Upon execution of the loan doucments the Comapny will have $2.5 million available for railroad acquisitions up to at least March 8, 1998.

The Company anticipates favorable outcomes involving current legal proceedings. The Company does not anticipate any material judgements against it or any of its subsidiaries will arise out of the current proceedings.

The Company believes its cash flow from operations and its available working capital credit lines will be adequate to meet liquidity needs for at least the next twelve months.

Balance Sheet and Cash Flow Items:

The Company generated net cash from operating activities of $1,971,000 in the first nine months 1997 compared to $1,811,000 in the same period last year. Net cash from operating activities for the first nine months 1997 resulted primarily from $530,000 of net income, $1,115,000 of depreciation and amortization, an increase in accounts receivable of $115,000, an increase in deferred taxes of $250,000, and an increase in accrued liabilities of $182,000.

In the first nine months 1997 the Company purchased approximately $650,000 of fixed assets and capital improvements. The capital additions included the purchase of 29 railcars at a total cost of $210,000, financed with long-term fixed rate financing. In addition, the Company capitalized approximately $152,000 of track and structure betterments, $150,000 in railcar and locomotive betterments, $61,000 of leasehold improvements to several operating railroads, $18,000 for a parcel of industrial development land located adjacent to the Alabama & Florida Railway and the remaining capital expenditures of approximately $45,000 were for machinery, equipment and other assets. All the expenditures other than the railcars purchased were financed with working capital cash flow.

PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

Several lawsuits were pending by and against Pioneer Railcorp and/or its subsidiaries (collectively, the "Company") during the third quarter of 1997.

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

Another FELA action is currently pending against the Keokuk Junction Railway Co. in the U.S. District Court for the Central District of Illinois. This case is still under investigation, but the Company believes it has adequate insurance to cover any possible liability, and that the case is not likely to result in a material adverse effect on the Registrant's consolidated financial position or results of operation.

The Company recently settled the two cases involving Ralston L. Taylor, the former General Manager of Keokuk Junction Railway ("KJRY"). The settlement of these cases did not result in a material adverse effect on the Registrant's consolidated financial position or results of operation. As part of the settlement, Mr. Taylor entered into a non-competition agreement that extends until January 1, 2025.

The Company is pursuing two declaratory judgment actions against utility companies which management believes are illegally occupying railroad right-of-way. Management believes it has valid legal arguments for the positions it has taken it these cases, but neither are likely to result in a material adverse effect on the Registrant's consolidated financial position or results of operation, if determined adversely.

Fort Smith Railroad's appeal of a Railway Labor Act ruling by the United States District Court for the Central District of Illinois to the Seventh Circuit Court of Appeals was not successful. Management believes the issue of the situs of bargaining is an important one and has filed a Petition for a Writ of Certiorari with the United States Supreme Court in this case.

Recently, Fort Smith Railroad Co. ("FSR") filed an action against the American Train Dispatchers Division of the Brotherhood of Locomotive Engineers (which represents hourly employees of FSR) in the United States District Court for the Western District of Arkansas at Fort Smith, alleging that the publication of certain material was defamatory, and was in violation of a previous settlement agreement between the union and FSR. The union has not as yet filed an answer to that suit.

The City of Rochelle also recently filed an action in the Circuit Court of Ogle County, Illinois to construe the contract between the City and the Rochelle Railroad Co. Management does not believe that the Ogle County Circuit Court has jurisdiction to hear this case and is evaluating its options in this matter.

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

In other legal matters affecting the Company, Wabash & Western Railway Co., d/b/a Michigan Southern Railroad ("MSO") has given notice that it is renewing its lease of its Michigan Southern Railroad properties for an additional year. The lease was due to expire December 19, 1997. By renewing its lease, MSO also retains its purchase option on the railroad.

MSO also reached an agreement with Norfolk Southern Corporation ("NS") which will preserve MSO's access to two Class I railroads after the anticipated takeover by NS of the Conrail trackage which connects with MSO's lines. This agreement will preserve competitive access for MSO's customers and MSO now fully supports the NS/CSX plan for the distribution of Conrail's lines.

Finally, as of the date of this 10-QSB the labor dispute at FSR remains unresolved. The National Mediation Board declared an impasse in negotiations, and FSR declined the Board's offer of arbitration. The cooling-off period ended October 27, 1997, and FSR then exercised its right to self- help by imposing a 20% wage increase. The union has not called a strike, although it may yet do so. Management continues to assess its options in this matter, and is hopeful that a strike can be averted, but is confident that FSR will be able to provide uninterrupted service to its customers regardless of the course events may take.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters  were  submitted to a vote of security  holders in the third  quarter
1997.

Item 5.   OTHER INFORMATION

Pioneer Railcorp sold all of the outstanding stock of Columbia & Northern Railway Co. to a non- affiliated non-railroad entity, effective July 26, 1997. This transaction did not have a material effect on the Company's consolidated financial position or results of operation.

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





PIONEER RAILCORP
(Registrant)




                              /s/ Guy L. Brenkman
       11/10/97               ------------------------------------------
        DATE                  GUY L. BRENKMAN
                              PRESIDENT & CEO



                              /s/ J. Michael Carr
       11/10/97               ------------------------------------------
       DATE                   J. MICHAEL CARR
                              TREASURER & CHIEF FINANCIAL OFFICER