Form 10KSB
period 1997-12-31
PIONEER RAILCORP
filed 1998-03-24
CIK 796374

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

        Annual Report Pursuant to Section 13 or 15 (d) of the Securities
                              Exchange Act of 1934

                   For the fiscal year ended December 31, 1997

                        Commission File Number 33-6658-C

                                Pioneer Railcorp
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Iowa                                                 37-1191206
-------------------------------                              -------------------
(State or other jurisdiction of                              (IRS Employer ID #)
incorporation or organization)

   1318 S. Johanson Rd.. Peoria, IL                                61607
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip code)

Registrant's telephone number:     309-697-1400

Securities registered pursuant to Section 12(g) of the Act:

  Title of each Class             Name of each  exchange  on which  registered
----------------------           -----------------------------------------------
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

Issuer's revenues for the fiscal year ended December 31, 1997 were $12,779,249

The aggregate market value of voting stock held by non-affiliates of the Registrant on March 20, 1998 was $4,519,604

                                    4,609,513
             ------------------------------------------------------
             (Shares of Common Stock outstanding on March 20, 1998)

This Form 10-KSB contains certain "forward-looking" statements as such term is defined in The Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect," and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitation, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, one-time events and other factors described herein and in other filings made by the Company with the Securities and Exchange Commission. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended. The Company does not intend to update these forward looking statements.


             The remainder of this page is intentionally left blank

PART I

Item 1.  Business

General
-------

Pioneer Railcorp, an Iowa corporation, is a railroad holding company. As used in this Form 10-KSB, unless the context requires otherwise, the term "Company" or "PRC" refers to the parent, Pioneer Railcorp and its subsidiaries: West Michigan Railroad Co. (WMI), Wabash & Western Railway Co. d/b/a Michigan Southern Railroad (MSO), Fort Smith Railroad Co. (FSR), Alabama Railroad Co. (ALAB), Mississippi Central Railroad Co. (MSCI), Alabama & Florida Railway Co., Inc.
(AF), Decatur Junction Railway Co. (DT), Vandalia Railroad Company (VRRC), Minnesota Central Railroad Co. (MCTA), Keokuk Junction Railway Co. (KJRY), Rochelle Railroad Co. (RRCO), Shawnee Terminal Railway Company (STR), Pioneer Railroad Equipment Co., Ltd. (PREL), Pioneer Air, Inc. (PAR), Pioneer Resources, Inc. (PRI), and Pioneer Railroad Services, Inc. (PRS).

The Company operates in two business activities - railroad transportation and railroad equipment leasing. PRC's rail system provides shipping links for customers along its routes and interchanges with six major railroads, Burlington Northern Santa Fe Railroad (BNSF), Conrail, Inc. (CR), CSX Transportation (CSX), Illinois Central Railroad (IC), Norfolk Southern Railway (NS) and Union Pacific Railroad (UP). Additionally, the Company has interchanges with five smaller railroads, the Kansas City Southern Railway (KCS), the Arkansas & Missouri Railroad (AM), the Twin Cities & Western Railway (TCWR), the Toledo, Peoria & Western Railway Corporation (TPW), and Indiana Northeastern Railroad Company
(IN). PRC's rail system is devoted to carrying freight. PRC also seeks to encourage development on or near, and utilization of, its real estate right of way by potential shippers as a source of additional revenue. The Company also generates revenue by granting to various entities, such as utilities, pipeline and communications companies and non-industrial tenants, the right to occupy its railroad right of way and other real estate property. The Company also leases rail equipment to, and repairs rail equipment owned by, others.

Railroad Operations
-------------------

On July 7, 1991, the Fort Smith Railroad Co. (FSR), a wholly-owned subsidiary of Pioneer Railcorp, entered into a twenty-year lease (with three twenty-year renewals) with the Missouri Pacific Railroad Company (now Union Pacific Railroad) and operates 18 miles of track from Fort Smith to Barling, Arkansas. The FSR's primary interchange is with the Union Pacific Railroad Company (UP). FSR also interchanges with the Arkansas & Missouri Railroad Co. (AM) and the
Kansas City Southern Railway (KCS). The traffic base on the FSR is very diversified with both inbound and outbound shipments. The principal commodities are iron/steel, scrap, baby food, fiberglass, particle board, charcoal, grains, frozen poultry, meal, chemicals, alcoholic beverages, industrial sand, lumber, paper, pulpboard, fiberboard, peanuts, fertilizer and military movements.

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

On April 1, 1992, Pioneer Railcorp purchased the common stock of the Natchez Trace Railroad from Kyle Railways, Inc. The railroad runs from Oxford, Mississippi to Grand Junction, Tennessee, a total of 56.5 miles, 51 of which are located in Mississippi. The railroad interchanges with the NS at Grand Junction, Tennessee and the BNSF at Holly Springs, Mississippi. The Company changed the name of this wholly-owned subsidiary to Mississippi Central Railroad Co. (MSCI) in January 1993. The traffic base on the MSCI is primarily outbound finished wood products and inbound products, such as resins, chemicals and pulpwood, for the production of finished wood products. Other products shipped on the MSCI include scrap steel and cottonseed.

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

On December 12, 1994, Pioneer Railcorp's wholly-owned subsidiary Minnesota Central Railroad Co. acquired certain assets of MNVA Railroad, Inc. The assets purchased included approximately 94 miles of operating railroad in south central Minnesota. The railroad interchanges with the BNSF at Hanley Falls, Minnesota and the TCWR at Norwood, Minnesota. The railroad's principal commodities are grain, clay, fertilizer, canned goods, dairy products, and particleboard.

On July 11, 1995, Pioneer Railcorp signed an agreement with the Trustee of the Southwestern Michigan Railroad Company, Inc., d/b/a Kalamazoo, Lakeshore & Chicago Railroad (KLSC), to purchase all of the tangible assets of KLSC. Those assets include approximately 15 miles of track and right of way, extending from Hartford to Paw Paw, in Van Buren County, Michigan. Pioneer Railcorp then assigned its right to purchase to the West Jersey Railroad Co., a wholly owned subsidiary of Pioneer, which had been operating the former KLSC tracks under an Interstate Commerce Commission Directed Service Order since June 24, 1995. West Jersey Railroad Co. amended its articles of incorporation to change its name to "West Michigan Railroad Co.," effective October 2, 1995. The sale was approved by the Interstate Commerce Commission by order served October 18, 1995, and the West Michigan Railroad Co. took title to the property on October 24, 1995.

On February 21, 1996, Pioneer Railcorp through its wholly-owned subsidiary Columbia & Northern Railway Co. (CNOW) signed a lease with the Marion County (Mississippi) Railroad Authority ("Authority") to operate approximately 29 miles of trackage between Columbia and Silver Creek, Mississippi.

On March 12, 1996, Pioneer Railcorp purchased 93% of the common stock of KNRECO, Inc., an Iowa corporation d/b/a Keokuk Junction Railway (hereinafter "KJRY") from the shareholders, and purchased all of the remaining common shares of KJRY in April of 1996. KJRY operates a common carrier railroad line within the City of Keokuk, Iowa, from Keokuk to LaHarpe, Illinois, and a branch line from Hamilton to Warsaw, Illinois, a total of approximately 38 miles. In addition, KJRY owns all of the common stock of Keokuk Union Depot Company, an Iowa corporation, that owns the former Keokuk Union Depot building, along with surrounding track and real estate. KNRECO, Inc. changed its corporate name to Keokuk Junction Railway Co. effective April 10, 1996. The KJRY interchanges with the BNSF at Keokuk, Iowa and the TPW at LaHarpe, Illinois. The railroad's principal commodities are corn, corn germ, corn syrup, meal, gluten feed, calcined coal, ferrosilicon, scrap iron, and railroad wheels.

On March 25, 1996, Pioneer Railcorp through its wholly-owned subsidiary Rochelle Railroad Co. (RRCO) signed a one year lease with the city of Rochelle, Illinois, to operate approximately 2 miles of track serving the Rochelle Industrial Park. The line interchanges with the BNSF and the UP. Train operations began April 15, 1996. The lease requires RRCO to make monthly payments to the city on a per car basis and to maintain the trackage. The railroad's principal commodity is frozen foods. The City of Rochelle, Illinois, terminated the Rochelle Railroad Co.'s lease agreement effective January 19, 1998, however, Rochelle Railroad Co. continues to operate on the trackage pending the outcome of certain legal proceedings. The City is seeking to replace the Rochelle Railroad as operator of the line, with one of the on-line customers. The Rochelle Railroad is seeking damages, seeking relief from the Surface Transportation Board, and is also seeking to condemn the property. The outcome of these actions is uncertain.

On November 13, 1996, Pioneer Railcorp purchased 100% of the common stock of the Shawnee Terminal Railway Co. The line located in Cairo, Illinois, interchanges with the Illinois Central Railroad and is approximately 2.5 miles long. The Railroad's principal commodities are glycol and railroad freight cars for cleaning.

On December 19, 1996, Pioneer Railcorp through its wholly-owned subsidiary Wabash & Western Railway Co. signed a two year lease with the Michigan Southern Railroad Company, Inc. and Morris Leasing, Inc. to operate 53 miles of track and certain railroad related assets. The lease calls for a fixed monthly payment for the equipment assets leased and a per car charge for railroad usage. The lease contains an exclusive option to purchase the stock of the Michigan Southern Railroad Company, Inc. and the railroad assets of Morris Leasing, Inc. within the lease term. The railroad is comprised of three separate, non-contiguous lines, one located in southern Michigan and two located in northern Indiana. All lines have separate interchanges with Conrail. The Michigan line also interchanges with the Indiana Northeastern Railroad Company. The railroad's principal commodities are scrap paper, scrap iron, fertilizer, plastics, plywood, sugar and corn syrup.

Other Operations
----------------

Other operations engaged in by the Company are performed by its wholly owned subsidiaries, Pioneer Railroad Equipment Co., Ltd. (PREL) which was formed on April 1, 1990, and Pioneer Railroad Services, Inc. (PRS) which began operations on October 1, 1993. PREL leases equipment to the Company's subsidiary railroads and also purchases, sells and leases equipment to and from unrelated parties. PREL also earns income from non-company railroads on its fleet of approximately 900 railcars (as of December 31, 1997) when they carry freight on non-company railroads. PREL also engages in retail sales of promotional items. PRS provides accounting, management, marketing, operational and agency services to the Company's subsidiary railroads. Pioneer Resources, Inc. was formed on December 30, 1993 to manage real estate and auxiliary resources for Company subsidiaries. Pioneer Air, Inc. was formed on August 5, 1994 and currently owns a Cessna 421B aircraft which is used by Pioneer Railcorp subsidiaries exclusively for Company business travel.

Marketing
---------

The Company's marketing department was established to foster continuing business with existing customers and to develop and attract new customers and additional loadings on all PRC railroads. At the end of 1997, the Company had three full-time marketing employees. The Company's attention to marketing has earned recognition in industry publications, with Class I railroads, and with smaller rail carriers. The Company's marketing department along with the Company's operations center have become important value-added services offered to present and potential customers.

Distribution
------------

Virtually all interchange traffic is with unionized Class I carriers, and a prolonged work stoppage on those carriers would have a material adverse impact upon the Company; however, there has never been such a prolonged work stoppage of the American railroad industry, and the Company considers the chances of such an event to be remote. The freight railroad industry as a whole has experienced significant problems as a result of the Union Pacific and Southern Pacific merger. The Company estimates that almost 2,000 additional freight car loadings could have been generated in 1997 if not for poor transit times and unreliable service caused by the merger. However, the Company believes that in the long term it will benefit from the merger and does not expect the short-term problems to have a material impact on its operating results.

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

Competition for additional railroads as they become available on the market, either as direct "spin-offs" from Class I Railroads or through the secondary market, is intense. The Company believes that it has a competitive advantage for the acquisition of future Class III Railroads due to the following factors: (1.) the Company's acquisition and operation of multiple railroads, (2.) the Company's experienced management team, (3.) the Company's proficiency with industry-trend technologies desired by Class I Railroads, such as Electronic Data Interchange (EDI), (4.) the quality of the Company's employees, and (5.) Pioneer Railcorp's $2.5 million acquisition line of credit.

Regulations
-----------

The Company's subsidiaries are subject to regulation by the Surface Transportation Board (STB) of the U.S. Department of Transportation (USDOT), the Federal Railroad Administration (FRA), and certain state and local jurisdictions. Such regulation affects rates, safety rules, maintenance of track, other facilities, and right of way, and may affect the Company's revenues and expenses. To date there has been no material effect on the Company's operations because of regulatory action, nor does the Company expect any such effect in the foreseeable future.

Employees
---------

On December 31, 1997, the Company had 103 employees which consisted of 72 operating personnel, 27 support staff and 4 executive officers.

During 1994, the employees of the FSR voted for union representation. Negotiations with the American Train Dispatchers Department of the Brotherhood of Locomotive Engineers (BLE) reached an impasse and no contract was reached. The BLE has withdrawn as representative of the FSR employees and currently no labor organization is representing the FSR employees.

Item 2.  Property

In October 1994, the Company purchased a 16,000 square foot building located in Peoria, Illinois as a permanent corporate headquarters facility. In conjunction with the purchase of its corporate office building, the Company assumed a land lease for the property on which the building is located. This twenty-five year lease is renewable for five successive periods of five years with annual rents equal to ten percent of the appraised value of the land, payable in monthly installments, with appraisal value reviews every five years following the origination date. The Company is responsible for costs of maintenance, utilities, fire protection, taxes and insurance. The Building is pledged in a financing agreement.

A description of the Company's railroad properties as of December 31, 1997 by subsidiary follows:

a.) Fort Smith Railroad Co. (FSR): The FSR leases 18 miles of railroad from the Union Pacific Railroad Company. A twenty year lease was signed and operations begun on July 7, 1991. The line runs from Fort Smith to Barling, Arkansas. The lease agreement contains numerous requirements including maintaining existing traffic patterns, repair and replacement of the right of way to the condition in which it was leased, and payment of any applicable real estate taxes. The Company is entitled to a fixed rate per carload switched from the UP as well as ninety percent of new leases and easements and fifty percent of existing leases and easements on the property. As long as these lease requirements are met, the Company may continue to operate on the rail facilities without rent. The Company has three twenty year renewal options. The FSR's track is in good condition.

b.) Alabama Railroad Co. (ALAB): The ALAB is 60 miles of operating railroad running from Flomaton to Corduroy, Alabama. The assets and subsidiary stock are pledged in various financing agreements. The Company considers the track to be in good condition.

c.) Mississippi Central Railroad Co. (MSCI): The MSCI is 56.5 miles of operating railroad running from Oxford, Mississippi to Grand Junction, Tennessee. Approximately 51 miles of the track are located in Mississippi. The assets and subsidiary stock are pledged in various financing agreements. The Company considers the track to be in good condition.

d.) Alabama & Florida Railway Co., Inc. (AF): The AF is 76 miles of operating railroad running from Georgiana to Geneva, Alabama. The Company has an option from CSX Transportation to negotiate a purchase price for the underlying real estate and currently leases the property for a monthly payment of $2,305. The Company has exclusive rights to the revenues derived from the land leases and easements. In connection with the operation of this line, the AF also leases from the Andalusia & Conecuh Railroad Company a two mile segment of track connecting to the AF's line in Andalusia, Alabama for a nominal fee. The Company also absorbs the cost of all maintenance of that facility. The assets and subsidiary stock are pledged in a financing agreement. The Company considers the line to be in good condition.

e.) Decatur Junction Railway Co. (DT): The DT leases from Cisco Co-op Grain Company (CISCO) a segment of track, approximately thirteen (13) miles in length, that runs from Green's Switch (Decatur, Illinois) to Cisco, Illinois. The DT also leases a segment of track from Central Illinois Shippers, Incorporated (CISI), approximately seventeen (17) miles in length, that runs from Elwin to Assumption, Illinois. The two lines are connected via trackage rights on the Illinois Central Railroad (approximately eight miles) through Decatur, Illinois. Both leases expire in December 2006 and require the Company to perform normal track maintenance and pay a nominal per car charge on traffic in excess of 1,000 car loads per year. The DT's track is considered to be in good condition, as in recent years the owners of the line received in excess of $1,000,000 in rehabilitation grants from the Federal Railroad Administration (FRA).

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

g.) Minnesota Central Railroad Co. (MCTA): The MCTA is approximately 94 miles of operating railroad running from Hanley Falls to Norwood, Minnesota. The assets and subsidiary stock are pledged in various financing agreements. Certain sections of the line are in poor condition and the Company made a significant effort to improve the line in 1995 and 1996, and did in fact significantly improve a continuous 20 mile section of the railroad. The remaining sections of line are in poor condition. During 1997, the Company was awarded a $396,000 grant from the Minnesota Department of Transportation which is funded with federal disaster funds from the Federal Railroad Administration pursuant to the Federal Fiscal Year 1997 Supplemental Appropriations Act. The grant is designed to aid the Company with the labor and material costs of rehabilitating and repairing track and bridge structures belonging to the Minnesota Central Railroad Co. which were damaged by severe weather conditions during the 1996-1997 winter. The Company plans to continue efforts to rehabilitate the line and is currently negotiating with the State of Minnesota Department of Transportation (MNDOT) for approximately $6 million of interest-free financing to rehabilitate the entire line. The Company believes the outcome of these negotiations will be known by the end of the second quarter of 1998. The Company believes that there is strong support for the project from local economic development agencies and a majority of the railroad's customers.

h.) West Michigan Railroad Co. (WMI): The WMI is approximately 15 miles of operating railroad running from Hartford to Paw Paw, Michigan. The track is considered to be in good condition.

i.) Keokuk Junction Railway Co. (KJRY): The KJRY operates a common carrier railroad line within the City of Keokuk, Iowa, from Keokuk to LaHarpe, Illinois, and a branch line from Hamilton to Warsaw, Illinois, a total of approximately 38 miles. The assets and subsidiary stock are pledged in various financing agreements. The track is considered to be in good condition.

j.) Rochelle Railroad Co. (RRCO): The RRCO leases and operates approximately 2 miles of railroad serving the Rochelle Industrial Park located in the City of Rochelle, Illinois. The track is considered to be in good condition. The City of Rochelle, Illinois, terminated the Rochelle Railroad Co.'s lease agreement effective January 19, 1998 and is seeking to replace the Rochelle Railroad Co. as operator of the line with one of the on-line customers. Despite the lease termination, the Rochelle Railroad Co. continues to operate on the trackage pending the outcome of certain legal proceedings. The Rochelle Railroad Co. is seeking legal damages, seeking relief from the Surface Transportation Board, and is also seeking to condemn the property. The outcome of these actions is uncertain. If the Rochelle Railroad ceases operating the railroad, it would have a material adverse effect on the Company's results of operation.

k.) Shawnee Terminal Railway Company (STR): The STR operates 2.5 miles of operating railroad in Cairo, Illinois. The track is considered to be in good condition.

l.) Wabash & Western Railway Co. d/b/a/ Michigan Southern Railroad (MSO): On December 19, 1996, Pioneer Railcorp, through its wholly-owned subsidiary Wabash & Western Railway Co., signed a two year lease with the Michigan Southern Railroad Company, Inc., Morris Leasing Co., Ltd. and Gordon D. Morris to operate 53 miles of track and certain railroad related assets. The lease requires a fixed monthly payment for the equipment assets and a per car charge for railroad usage. The lease, which expires December 19, 1998, contains an exclusive option to purchase the stock of the Michigan Southern Railroad Company, Inc. and the railroad assets of Morris Leasing Co., Ltd. and Gordon D. Morris. The railroad is comprised of three separate, non-contiguous lines totaling approximately 50 miles. One line is 39 miles long extending from White Pigeon to Coldwater, Michigan. Two lines are located in northern Indiana: one at Elkhart, which is approximately 10 miles in length, and the other at Kendallville, which is approximately 1 mile in length. All lines are considered to be in good condition.

Company management believes that all of its properties and assets are adequately covered by insurance.

Item 3.  Legal Proceedings

There are a number of legal actions pending between the Rochelle Railroad Co. ("RRCO"), the City of Rochelle, Illinois, and other entities, arising out of the City's termination of RRCO's lease agreement. The City is seeking to replace RRCO as operator of the line, with one of the on-line customers. RRCO is seeking damages, seeking relief from the Surface Transportation Board, and is also seeking to condemn the property. The outcome of these actions is uncertain. If RRCO were to cease operating the railroad, it would have a material adverse effect on the Company's results of operation.

The cases involving MNVA Railroad, Inc. and Dakota, Missouri Valley & Western Railroad, Inc., concerning the asset sale from MNVA to MCTA in December 1994 were settled early in 1997. Also, the cases involving Ralston L. Taylor, the former General Manager of Keokuk Junction Railway were settled in 1997. These settlements did not have a material effect on the Company's consolidated financial position or results of operation.

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

As of the date of this Form 10-KSB, management is not aware of any incident which is likely to result in a liability that would materially affect the Company's consolidated financial position or results of operation.

Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted to security holders for vote in the fourth quarter 1997.

PART II

Item 5.  Market for Company's Common Equity and Related Stockholder Matters.

The Company's common stock trades on the Nasdaq SmallCap Market tier of the Nasdaq Stock Market under the symbol "PRRR" and the Chicago Stock Exchange under the trading symbol "PRR". The quarterly high and low sales price of the Company's common stock for the periods below are as follows:

           96-1Q    96-2Q    96-3Q    96-4Q    97-1Q   97-2Q    97-3Q    97-4Q
           -------------------------------------------------------------------

High       $4.13    $4.00    $3.13    $3.13    $2.63   $2.13    $1.88    $1.88
Low        $3.38    $2.75    $2.00    $1.88    $1.75   $1.13    $1.38    $1.32

As of December 31, 1997, the Company had 1,798 common stockholders of record, including brokers who hold stock for others. No common stock cash dividends have been declared or paid.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONNECTION WITH THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS, RELATED NOTES AND OTHER FINANCIAL INFORMATION INCLUDED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-KSB.

Results of Operations
---------------------

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996
---------------------------------------------------------------------

The Company's 1997 operating results include full year operations of the 1996 acquisitions of the Keokuk Junction Railway and the Shawnee Terminal Railway and also leases commencing in 1996 of the Michigan Southern Railroad and the Rochelle Railroad. These subsidiaries are referred to collectively as "new operating subsidiaries".

The Company's net income in 1997 increased by 259% to $366,245 up from $102,145 in 1996. Operating revenue increased by $1.8 million, or 16% to $12.8 million from $11 million in 1996. Operating expense increased in 1997 by $1.2 million, or 13%, to $10.8 million from $9.6 million in the prior year. Operating income increased in 1997 by $570,000, or 41% to $1.97 million from $1.4 million in the prior year.

Several operating subsidiaries performances were responsible for the increase in operating income in 1997. The new operating subsidiaries increased operating income in 1997 by approximately $1 million. The Mississippi Central Railroad had a decrease in operating income of $121,000 in 1997 as a result of a reduction in revenues from lost local pulpwood loadings which is attributed to increased competition for the local pulpwood supply to destinations not served by rail. Mississippi Central Railroad operating income was also affected by a reduction in cotton seed loadings in 1997 due to a decrease in local acreage of cotton seed planting resulting from the "Freedom to Farm Act" passed by Congress. In addition, Fort Smith Railroad operating income decreased $109,000 in 1997 primarily resulting from a decrease in demurrage revenue due to a reduction in paper car loadings.

Pioneer Railroad Equipment Co., Ltd. had a decrease in operating income in 1997 of approximately $233,000 as a direct result of a decrease in non-affiliated lease income in 1997 compared to 1996. The decrease is primarily attributable to the expiration in May 1996 of a short term lease of 150 covered hopper cars. PREL continues to seek opportunities for income generation from non-affiliates and it is likely that additional lease revenues will be realized in future periods depending on demand for railcars and locomotives.

The remaining operating subsidiaries had overall operating income in 1997 that was comparable to 1996. Operating Revenue:

Operating revenue increased in 1997 by $1.8 million, or 16%, to $12.8 million from $11 million in the prior year. The new operating subsidiaries increased operating revenue by approximately $2.1 million in 1997. The Company had a $216,000 decrease in revenue in 1997 from the lease of its railcars and excess locomotives to non-affiliated entities. The decrease is primarily attributable to the expiration in May 1996 of a short term lease of 150 covered hopper cars. The Company continues to seek opportunities for the generation of equipment lease income from non-affiliates and it is likely that additional lease revenue will be realized in future periods depending on demand for railcars and locomotives. The Mississippi Central Railroad had a decrease in revenue of $183,000 in 1997 as a direct result of a reduction in local pulpwood and cottonseed loadings previously described. The Minnesota Central Railroad had a decrease in revenue of $109,000 in 1997 primarily resulting from decreased first quarter 1997 loadings due to severe winter weather in the region.

The remaining operating subsidiaries had overall revenue in 1997 which was comparable to 1996.

Operating Expense:

Operating expense increased in 1997 by $1.2 million, or 13%, to $10.8 million from $9.6 million in the prior year. Substantially all of the increased operating expense is attributable to the new operating subsidiaries which increased operating expense approximately $1.1 million in 1997.

Maintenance of way and structures expense (MOW) increased $409,000, or 44% to $1,341,000 from $932,000 in the prior year. The new operating subsidiaries were responsible for 67% or approximately $274,000 of the increased MOW expense in 1997. The Minnesota Central was responsible for $81,000 or 20% of the increase in MOW expense in 1997 primarily because the MCTA MOW expense was reduced in 1996 from the capitalization of $150,000 of labor related to the MCTA track rehabilitation project in 1996. Other operating subsidiaries had insignificant changes in MOW expense in 1997 compared to 1996.

Maintenance of equipment expense (MOE) increased $193,000, or 14% to $1,535,000 from $1,342,000 in the prior year. The new operating subsidiaries were responsible for 64% or approximately $122,000 of the increased MOE expense in 1997. Most of the remaining increase in MOE expense is attributable to increase costs associated with managing and maintaining the Company's railcar fleet. Other operating subsidiaries had insignificant changes in MOE expense in 1997 compared to 1996.

Transportation expense (TRAN) increased $300,000, or 11% to $3.1 million from $2.8 million in the prior year. The new operating subsidiaries increased TRAN expense by approximately $493,000. The Minnesota Central had a decrease in TRAN expense of $140,000 in 1997 primarily attributable to decreased fuel and payroll expense, resulting from both the reduction in operations in the first quarter 1997 because of severe winter weather, and also reductions resulting from improved operating procedures that sought to maximize efficient train handling while considering track conditions and shipping demands. In addition, reduction in corporate management reduced TRAN expense approximately $95,000 in 1997. Other operating subsidiaries had insignificant changes in TRAN expense in 1997 compared to 1996.

Administration expense (ADMIN) increased $216,000 in 1997 to $3,283,000, or 7% from $3,067,000 in 1996. The new operating subsidiaries were responsible for 72% or approximately $155,000 of the increased ADMIN expense in 1997. Expenses related to professional services, public relations, and other corporate support expenditures increased ADMIN expense by approximately $100,000 in 1997. Other operating subsidiaries had insignificant changes in ADMIN expense in 1997 compared to 1996.

Depreciation and amortization expense increased $104,000, or 7%, to $1,497,000 compared to $1,393,000 in the prior year. Approximately $58,000 or 56% of the increase is related to the new operating subsidiaries, approximately $27,000 or 26% of the increase is related to the growth of the Company's railcar fleet.

Other Income and Expense Income Statement Line Item Discussion:

Other income and expense, excluding interest expense and gain on sale of assets, decreased $41,000 to $205,000 compared to $246,000 in the prior year. In 1997, approximately $225,000 of lease income was generated from the granting of easements and leases for the use of railroad right of way property, compared to $125,000 of lease income in 1996, an increase of $100,000. This increase was the direct result of increased efforts and strong emphasis on identifying and collecting revenues from third parties occupying Company property. In addition to lease income, other income and expense includes revenues generated from scrap sales, and other miscellaneous non-operating revenues and expenses. In 1996, the Fort Smith Railroad received $93,000 of revenue representing its interest in track removed and scrapped from its Paris Branch line. No other item in 1997 or 1996 included in this category is individually material.

Interest expense increased $49,000 in 1997 to $1,384,000 compared to $1,335,000 in 1996. Most of this increased interest expense is related to the financing of the Keokuk Junction Railway acquisition and the debt assumed in the transaction.

Net gain on fixed asset dispositions increased $47,000 in 1997 to $105,000 compared to $58,000 in 1996. In 1997, approximately $11,000 of the net gain on fixed asset dispositions was attributable to the sale of 5 acres of land at the Alabama Railroad. Also in 1997, a gain of $62,000 was realized from the sale of three locomotives, a gain of $19,000 was realized from the sale of a crane, and a gain of $13,000 was realized from the disposition of three railcars. In 1996, approximately $30,000 of the net gain on fixed asset dispositions was attributable to the sale of 5.3 miles of Alabama Railroad right of way. In addition, a gain of $20,000 was realized from the sale of a locomotive and $10,000 was realized from the sale of two trolley cars. The remainder of the net gain in 1996 resulted from the disposition of other miscellaneous pieces of equipment, none of which was disposed of at a significant gain or loss. Impact of New Accounting Pronouncements:

In July 1997,  Statement of Financial  Accounting  Standard No. 130,  "Reporting
Comprehensive Income" (FAS 130), was issued by the Financial Accounting Standards Board. The standard establishes reporting of comprehensive income for general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period and all other events and circumstances from non-owner sources. The standard is effective for financial statement periods beginning after December 15, 1997. The Company does not believe the adoption of the standard will have a material impact on its consolidated financial statements.

In July 1997, Statement of Financial Accounting Standard No. 131, "Disclosure about Segments of an Enterprise and Related Information" (FAS 131), was issued by the Financial Accounting Standards Board. The standard requires the Company to disclose the factors used to identify reportable segments including the basis of organization, differences in products and services, geographic areas, and regulatory environments. FAS 131 additionally requires financial results to be reported in the financial statements for each reportable segment. The standard is effective for financial statement periods beginning after December 15, 1997. The Company does not believe the adoption of the standard will have a material impact on its consolidated financial statements.

Year 2000 Compliance:

The Year 2000 compliance issue exists because many computer systems and applications currently use two-digit fields to designate a year. As the century date change occurs, date-sensitive systems may either fail or not operate properly unless the underlying programs are modified or replaced.

The Company has initiated a program to assure that all computer applications will be Year 2000 compliant by the year-end 1998. The program includes engaging an outside consultant to review all of the Company's computer hardware and software, as well as to confirm with outside vendors that their products are Year 2000 compliant. Although final cost estimates have not been determined, it is not expected that these expenses will have a material impact on the Company's financial condition, liquidity, or results of operations.

Liquidity and Capital Resources:

The Company primarily uses cash generated from operations to fund working capital needs and relies on long-term financing for railcars, new operating subsidiaries, and other significant capital expenditures.

The Company has working capital facilities totaling $1,175,000 of which $1,027,000 was available for use at the end of 1997. In addition, the Company has seen the market value of its railcar fleet increase significantly over the last several years. This increase in value has resulted from the short supply of railcars compared to the increased demand for their use. The Company believes it could refinance or sell part of its railcar fleet and generate up to $1 million in cash.

On November 26, 1997, the Company entered into a financing agreement with First of America Bank - Illinois, N.A. borrowing $3 million at a fixed interest rate of 9.5%, subject to adjustment after five years to equal the Five-Year Treasury + 250 basis points. The loan proceeds were used to pay off the Company's acquisition line of credit and other long-term debt assumed through the Keokuk Junction Railway Co. acquisition. The loan is primarily collateralized by all assets of the Keokuk Junction Railway.

In March 1996, the Company negotiated a credit facility with its primary bank to provide a $2.5 million annual revolving acquisition line of credit. This facility is collateralized by the common stock of the Alabama Railroad Co. and the Mississippi Central Railroad Co., as well as the Company's investment in stock of any subsidiaries acquired under the line. The interest rate for the line is currently 11%. The interest rate is adjustable quarterly to 2.5% over New York Prime, limited to a one percent annual increase or decrease, not to exceed 13.5% or be reduced below 10%. Any amounts drawn on the line must be repaid monthly over a seven year period. The line was fully drawn upon in connection with the Company's March 12, 1996 acquisition of a controlling interest of KNRECO, Inc. d/b/a Keokuk Junction Railway, common stock, and subsequently repaid in full on November 26, 1997 through the new debt financing agreement with First of America Bank - Illinois, N.A., as described in the previous paragraph, and is available for use through March 8, 1999.

Long-term equipment financing has historically been readily available to the Company for its railcar acquisition program. The Company believes it will be able to continue obtaining long-term equipment financing should the need arise. The Company's plans for new debt in the foreseeable future is contingent upon new railroad acquisitions and increased needs and/or opportunities for railcars. The Company does not expect to make significant additions to its railcar fleet in 1998.

The Company plans to take advantage of the favorable interest rate environment by refinancing some of its present equipment debt in the first half of 1998.

On July 1, 1995, the Company's stock split and warrant issuance became payable to shareholders. The 2 for 1 stock split increased the number of shares issued and outstanding from 2,099,042 to 4,198,084. At the same time shareholders became entitled to purchase an additional 4,198,084 shares through stock warrants issued by the Company as dividends. One warrant was issued for each share of common stock held after the split, entitling the holder to purchase 1 share of common stock for $2.00 per share. The shares purchased through the exercise of the warrants must be held for 1 year from date of purchase. In 1997, a total of 9,670 warrants were exercised and the Company realized $19,340 as a result of their exercise. As of December 31, 1997, a total of 66,844 warrants originally issued had been exercised, and the Company realized $133,688 on the issuance of the warrants. The Company expects additional capital to be generated by the continued exercise of warrants but is uncertain as to the amount.

The Company granted 836,000 options to certain employees under its 1994 incentive stock option plan. The options are exercisable at prices equal to the market value of the Company's stock at the date of grant. The exercise price ranges from $1.50 to $4.40 per share. In 1997, a total of 26,500 options were exercised under this plan and the Company realized $39,750 from their exercise. As of December 31, 1997, a total of 69,700 options had been exercised and the Company has realized $104,550 on the exercise of the options. The Company expects additional capital to be generated by the exercise of options in 1997 but is uncertain as to the amount. As of December 31, 1997, a total of 691,271 options are outstanding under this plan.

On June 26, 1996, the Company's shareholders approved a stock option plan permitting the issuance of 407,000 shares of common stock. Options granted under the plan are incentive based except for the options granted to the CEO whose options are non-qualified. The options will be fully vested and will be exercisable as of July 1, 2001. The exercise date can be accelerated if Pioneer Railcorp common shares reach a closing price of $7.25 per share, or higher, for any consecutive 10-day period, as reported in the Wall Street Journal. The options will be exercisable at $2.75, the market price of the common shares at the date the options were granted, in whole or in part within 10 years from the date of grant. As of December 31, 1997, a total of 282,000 options are outstanding under this plan.

The Company plans to continue efforts to rehabilitate the Minnesota Central Railroad and has is currently negotiating with the State of Minnesota Department of Transportation (MNDOT) for approximately $6 million of interest free financing to rehabilitate the entire line. The Company believes the outcome of these negotiations will be know by the end of the second quarter 1998. The Company believes that there is strong support for the project from local economic development agencies and a majority of the railroad's customers.

The City of Rochelle, Illinois, terminated the Rochelle Railroad Co.'s lease agreement effective January 19, 1998. The City is seeking to replace the Rochelle Railroad as operator of the line, with one of the on-line customers. The Rochelle Railroad is seeking damages, seeking relief from the Surface Transportation Board, and is also seeking to condemn the property. The outcome of these actions is uncertain. If the Rochelle Railroad ceases operating the railroad, it would have a material adverse effect on the Company's results of operation. In 1997, the Rochelle Railroad Co. generated $408,000 in revenue and $250,000 of operating income.

The Michigan Southern Railroad lease expires in December 1998, and the Company has an option to purchase the stock and leased personal property of the railroad for $2.6 million. The Company has not yet determined if it will exercise its purchase option. If the purchase option is exercised the transaction would be funded with long-term debt. In 1997, the Michigan Southern Railroad generated $1 million in revenue and $326,000 of operating income.

Except for the uncertainties of the Rochelle Railroad Co. litigation, the Company anticipates favorable outcomes involving current legal proceedings. The Company does not anticipate any material judgements against it or any of its subsidiaries will arise out of the current proceedings.

The Company believes its cash flow from operations and its available working capital credit lines, will be more than sufficient to meet liquidity needs through at least 1998.

Balance Sheet and Cash Flow Items:

The Company generated net cash from operating activities of $1.8 million in 1997 and $1.8 million in 1996. Net cash from operating activities for 1997 was generated from $366,000 of net income, $1,497,000 of depreciation and amortization, $243,000 of deferred income taxes, and $275,000 of income tax refunds received, reduced by a decrease in accounts payable of $455,000 and by $126,000 net cash used by changes in various other operating assets and liabilities.

In 1997, the Company purchased approximately $1.4 million of fixed assets and capital improvements which included the purchase of approximately 89 railcars at a total cost of $740,000. The Company capitalized approximately $149,000 in leasehold improvements relating to side tracks constructed on the Decatur Junction Railway and the Rochelle Railroad. Capital expenditures for track totaled $111,000 in 1997 of which $37,000 was for the Minnesota Central Railroad and $65,000 for a yard extension at the Keokuk Junction Railway. In addition, $149,000 of transportation equipment was capitalized in 1997 which included $30,000 for the purchase of a locomotive, $68,000 of capital expenditure to rebuild locomotives and $51,000 of capital expenditures for the Company's corporate aircraft. A parcel of land in Fort Smith, Arkansas was purchased for $42,000 for use as a reload facility. In addition, a parcel of land in the township of Babbie, Alabama was purchased for $18,000 and is leased to a large wood yard that has long-term contracts in place for rail delivery of its product. Other capital expenditures in 1997 include $92,000 for vehicles and equipment and $179,000 of other miscellaneous capital expenditures. The purchases of railcars for $740,000, vehicles for $54,000, and the locomotive for $30,000, were financed with long-term fixed rate financing. The remaining $576,000 of capital expenditures were initially funded through working capital of which $406,000 was subsequently replenished through the refinancing of 75 covered hopper railcars in December 1997.

During  1997,  the  Company  was  awarded a $396,000  grant  from the  Minnesota
Department of Transportation which is funded with federal disaster funds from the Federal Railroad Administration pursuant to the Federal Fiscal Year 1997 Supplemental Appropriations Act. The grant is designed to aid the Company with the labor and material costs of rehabilitating and repairing track and bridge structures of the Minnesota Central Railroad Co. which were damaged by severe weather conditions during the 1996-1997 winter. As of December 31, 1997, the Company had expended approximately $234,000 and had receivables of $112,000 and payables of $112,000 pursuant to the grant.

Pioneer Railcorp sold all of the outstanding stock of the Columbia & Northern Railway to a non-affiliated entity on July 26, 1997 for $15,000. The transaction did not have a material effect on the Company's financial position or results of operation.

On February 20, 1998, Pioneer Railcorp through its wholly-owned subsidiary Pioneer Industrial Railway Co., was assigned a lease by the Peoria Pekin & Union Railway Company (PPU) to operate approximately 9 miles of railroad located in Peoria County, Illinois. The PRY interchanges with the PPU at Peoria, Illinois. The railroad's principal commodities are steel, lumber, and salt.

As of December 31, 1997, the Company had a commitment to purchase 37 railcars at a total cost of $301,000. The Company closed the transaction on February 17, 1998 and funded the entire amount with fixed rate long-term financing.

Item 7.  Financial Statements Continued on Page 20.

                        PIONEER RAILCORP AND SUBSIDIARIES


                          CONSOLIDATED FINANCIAL REPORT


                                DECEMBER 31, 1997

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

   Consolidated statements of cash flows

   Notes to consolidated financial statements
----------------------------------------------------------------------------

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
Pioneer Railcorp
Peoria, Illinois


We have audited the accompanying consolidated balance sheets of Pioneer Railcorp and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pioneer Railcorp and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



/S/ McGLADREY & PULLEN, LLP


Peoria, Illinois
February 13, 1998

PIONEER RAILCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 1997 and 1996

ASSETS
                                                                                       1997        1996
----------------------------------------------------------------------------------------------------------
Current Assets
   Cash ........................................................................   $  407,428   $  501,212
   Accounts receivable, less allowance for doubtful
      accounts 1997 $82,375; 1996 $45,291 ......................................    2,367,509    2,071,289
   Inventories .................................................................      351,331      420,952
   Prepaid expenses ............................................................      192,952      261,427
   Income tax refund claims ....................................................       74,602      349,881
   Deferred taxes ..............................................................       66,400       25,901
                                                                                  ------------------------
        Total current assets ...................................................    3,460,222    3,630,662

Investments, cash value of life insurance ......................................       95,547       74,962

Property and Equipment, net ....................................................   19,974,702   20,131,566

Intangible Assets, less accumulated amortization
   1997 $197,724; 1996 $140,109 ................................................    1,117,205    1,171,114
                                                                                  ------------------------
                                                                                  $24,647,676  $25,008,304
                                                                                  ========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Notes payable ...............................................................  $   250,034  $   769,535
   Current maturities of long-term debt ........................................    1,836,132    1,813,246
   Accounts payable ............................................................    2,518,190    2,973,258
   Accrued expenses ............................................................      432,145      491,610
   Income taxes payable ........................................................       61,749       18,978
                                                                                  ------------------------
        Total current liabilities ..............................................    5,098,250    6,066,627
                                                                                  ------------------------
Long-Term Debt, net of current maturities ......................................   12,465,498   12,564,133
                                                                                  ------------------------

Deferred Taxes .................................................................    2,250,700    1,967,651
                                                                                  ------------------------

Minority Interest in Subsidiaries ..............................................    1,186,000    1,188,000
                                                                                  ------------------------

Commitments and Contingencies (Note 12)

Stockholders' Equity
   Common  stock,  Class A  (voting),  par  value  $.001 per  share,  authorized
      20,000,000 shares, issued and outstanding
      1997 4,609,513 shares; 1996 4,573,343 shares .............................        4,607        4,571
   Additional paid-in capital ..................................................    2,040,203    1,981,149
   Retained earnings ...........................................................    1,602,418    1,236,173
                                                                                  ------------------------
                                                                                    3,647,228    3,221,893
                                                                                  ------------------------
                                                                                  $24,647,676  $25,008,304
                                                                                  ========================

See Notes to Consolidated Financial Statements.

PIONEER RAILCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 1997 and 1996




                                                         1997          1996
--------------------------------------------------------------------------------

Railway operating revenue ..........................   $12,779,249  $10,979,218
                                                       -------------------------

Operating expenses
   Maintenance of way and structures ...............     1,340,940      931,574
   Maintenance of equipment ........................     1,534,999    1,342,059
   Transportation ..................................     3,155,099    2,851,485
   General and administrative ......................     3,282,602    3,067,191
   Depreciation ....................................     1,439,010    1,343,377
   Amortization ....................................        57,878       49,966
                                                       -------------------------
                                                        10,810,528    9,585,652
                                                       -------------------------

      Operating income .............................     1,968,721    1,393,566
                                                       -------------------------

Other income (expenses)
   Interest income .................................         5,522        7,709
   Interest expense ................................    (1,384,325)  (1,335,304)
   Lease income ....................................       224,569      125,295
   Gain on sale of property and equipment ..........       105,113       57,820
   Provision for unamortized interest discounts
      due to debt refinancing ......................      (101,245)          --
   Other, net ......................................        76,297      112,584
                                                       -------------------------
                                                        (1,074,069)  (1,031,896)
                                                       -------------------------

      Income before provision for income taxes
        and minority interest in preferred stock
        dividends of consolidated subsidiaries .....       894,652      361,670

Provision for income taxes .........................       405,687      135,960
                                                       -------------------------

      Income before minority interest in preferred
        stock dividends of consolidated subsidiaries       488,965      225,710

Minority interest in preferred stock dividends of
   consolidated subsidiaries .......................       122,720      123,565
                                                       -------------------------

      Net income ...................................   $   366,245  $   102,145
                                                       =========================

Basic earnings per common share ....................   $       .08  $       .02
                                                       =========================

Diluted earnings per common share ..................   $       .08  $       .02
                                                       =========================

Weighted average number of common shares used in
   computing earnings per common share .............     4,593,750    4,530,379
                                                       =========================

See Notes to Consolidated Financial Statements.

PIONEER RAILCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 1997 and 1996

                                          Common Stock
                                     ---------------------
                                        Class A (voting)     Additional
                                     ---------------------    Paid-In      Retained
                                       Shares      Amount     Capital      Earnings
------------------------------------------------------------------------------------
Balance at December 31, 1995 ....    4,487,881   $   4,487   $1,832,353   $1,134,028
   Common stock issued to acquire
      property, equipment, and
      inventory .................        2,342           2        8,238           --
   Common stock issued upon
      exercise of stock warrants
      and options ...............       83,120          82      140,558           --
   Net income ...................           --          --           --      102,145
                                     -----------------------------------------------

Balance at December 31, 1996 ....    4,573,343        4,571   1,981,149    1,236,173
   Common stock issued upon
      exercise of stock warrants
      and options ...............       36,170           36      59,054           --
   Net income ...................           --           --          --      366,245
                                     -----------------------------------------------
Balance at December 31, 1997 ....    4,609,513    $   4,607  $2,040,203   $1,602,418
                                     ===============================================

See Notes to Consolidated Financial Statements.

PIONEER RAILCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997  AND 1996

                                                                                     1997           1996
-----------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
   Net income ................................................................    $  366,245     $  102,145
   Adjustments to reconcile net income to net cash provided
      by operating activities:
      Minority interest in preferred stock dividends of
        consolidated subsidiaries ............................................       122,720        123,565
      Depreciation ...........................................................     1,439,010      1,343,377
      Amortization ...........................................................        57,878         49,966
      (Increase) in cash value life insurance ................................       (20,585)        (5,085)
      (Gain) on sale of property and equipment ...............................      (105,113)       (57,820)
      Deferred taxes .........................................................       242,550        185,625
      Provision for unamortized interest discounts due to debt refinancing ...       101,245           --
      Changes in assets and liabilities:
        (Increase) decrease in assets:
           Accounts receivable ...............................................      (296,220)      (103,068)
           Income tax refund claims ..........................................       275,279       (202,292)
           Inventories .......................................................        69,621          1,991
           Prepaid expenses ..................................................        68,475       (104,113)
        Increase (decrease) in liabilities:
           Accounts payable ..................................................      (455,068)       538,375
           Accrued expenses ..................................................       (59,465)       (39,900)
           Income taxes payable ..............................................        42,771          1,611
                                                                                  -------------------------
           Net cash provided by operating activities .........................     1,849,343      1,834,377
                                                                                  -------------------------
Cash Flows From Investing Activities
   Proceeds from sale of property and equipment ..............................       194,959        108,650
   Purchase of property and equipment ........................................    (1,371,992)    (2,179,547)
   Intangible assets .........................................................        (3,969)       (26,659)
   Acquisition of subsidiaries, net of cash acquired .........................          --       (2,795,644)
                                                                                  -------------------------
           Net cash (used in) investing activities ...........................    (1,181,002)    (4,893,200)
                                                                                  -------------------------
Cash Flows From Financing Activities
   Proceeds from short-term borrowings .......................................     3,915,971      1,443,750
   Proceeds from long-term borrowings ........................................     4,608,427      5,715,100
   Principal payments on short-term borrowings ...............................    (4,435,472)      (754,547)
   Principal payments on long-term borrowings ................................    (4,785,421)    (3,130,573)
   Proceeds from common stock issued upon exercise of
      stock warrants and options .............................................        59,090        140,640
   Preferred stock dividend payments to minority interest ....................      (122,720)      (123,565)
   Repurchase of minority interest ...........................................        (2,000)        (7,000)
                                                                                  -------------------------
           Net cash provided by (used in) financing activities ...............      (762,125)     3,283,805
                                                                                  -------------------------

           Net increase (decrease) in cash ...................................    $  (93,784)    $  224,982
Cash, beginning of year ......................................................       501,212        276,230
                                                                                  -------------------------
Cash, end of year ............................................................    $  407,428     $  501,212
                                                                                  =========================

PIONEER RAILCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997  AND 1996

                                                                                     1997           1996
-----------------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information
   Cash payments for:
      Interest ...............................................................    $1,415,858     $1,324,640
                                                                                  =========================

      Income taxes (net of refunds 1997 $232,251; 1996 $112,471) .............    $ (154,913)    $  151,448
                                                                                  =========================

Supplemental Schedule of Noncash Investing and Financing Activities
   Railroad acquisitions:
      Fair value of assets acquired, net of cash of $338,714 .................    $       --     $5,686,890
      Cash paid for stock and assets .........................................            --     (2,795,644)
                                                                                  -------------------------
      Liabilities and debt assumed and stock issued ..........................    $       --      2,891,246
                                                                                  =========================

   Reconciliation:
      Liabilities assumed ....................................................    $       --     $2,444,442
      Debt assumed ...........................................................            --        445,564
      Issuance of 342 shares of common stock .................................            --          1,240
                                                                                  -------------------------
                                                                                  $       --     $2,891,246
                                                                                  =========================

   Additional property, equipment and inventory acquired
      upon issuance of 2,000 shares of common stock ..........................    $       --     $    7,000
                                                                                  =========================

   Accounts receivable applied to acquire equipment ..........................    $       --     $    4,741
                                                                                  =========================

See Notes to Consolidated Financial Statements.

PIONEER RAILCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Note 1.  Nature of Business and Significant Accounting Policies

Nature of business: Pioneer Railcorp is the parent company of twelve short-line common carrier railroad operations, an equipment leasing company, a subsidiary which owns an airplane, and two service companies. Pioneer Railcorp and its subsidiaries (the "Company") operate in the following states: Alabama, Arkansas, Illinois, Indiana, Iowa, Michigan, Minnesota, Mississippi, and Tennessee.

The Company's subsidiaries include the following:

 West Michigan Railroad Co.             Pioneer Air, Inc.
 Minnesota Central Railroad Co.         Pioneer Railroad Services, Inc.
 Vandalia Railroad Company              Keokuk Junction Railway Co. and its
 Decatur Junction Railway Co.             subsidiary, Keokuk Union Depot Company
 Alabama & Florida Railway Co., Inc.    Wabash & Western Railway Co., d/b/a
 Mississippi Central Railroad Co.         Michigan Southern Railroad
 Alabama Railroad Co.                   Rochelle Railroad Co.
 Fort Smith Railroad Co.                Shawnee Terminal Railway Company
 Pioneer Railroad Equipment Co., Ltd.   Pioneer Resources, Inc.

Pioneer Railroad Equipment Co., Ltd. holds title to a majority of the Company's operating equipment, and Pioneer Air, Inc. owns an airplane utilized by the Company for business purposes. Pioneer Railroad Services, Inc. provides management, administrative and agency services to the Company's subsidiary railroads. Pioneer Resources, Inc. holds title to certain real estate adjacent to one of the Company's railroads. All other subsidiaries are active short-line common carrier railroad operations.

Significant accounting policies:

Principles of consolidation: The consolidated financial statements include the accounts of Pioneer Railcorp and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Presentation of cash flows: For the purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. There are no cash equivalents as of December 31, 1997 and 1996.

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

Property and equipment: Property and equipment is stated at cost. Depreciation is computed principally on a straight-line basis over the following estimated useful lives:

                                                                          Years
                                                                        --------
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

Leasehold improvements are depreciated over the lesser of the lease term or life of the improvements.

Maintenance and repair expenditures, which keep the rail facilities in operating condition, are charged to operations as incurred. Expenditures considered to be renewals and betterments are capitalized if such expenditures improve the track conditions and benefit future operations with more efficient use of the rail facilities.

The Company reviews applicable assets on a quarterly basis to determine potential impairment by comparing carrying value of underlying assets with the anticipated future cash flows and does not believe that impairment exists as of December 31, 1997 and 1996.

Intangible assets: Intangible assets consist principally of goodwill which is being amortized by the straight-line method over a forty-year period. The Company reviews intangible assets quarterly by subsidiary to determine potential impairment by comparing the carrying value of the intangible with the undiscounted anticipated future cash flows of the related property before income taxes and management fees generated by Pioneer Railroad Services, Inc. If future cash flows are less than the carrying value, the Company will determine the fair market value of the property and adjust the carrying value of the intangibles if the fair market value is less than the carrying value. The Company does not believe that impairment exists as of December 31, 1997 and 1996.

Earnings per common share: The Financial Accounting Standards Board (FASB) has issued Statement No. 128, "Earnings per Share," which supersedes Accounting Principles Board (APB) Opinion No. 15. State- ment No. 128 requires the presentation of earnings per share by all entities that have common stock or potential common stock, such as options, warrants, and convertible securities, outstanding that trade in a public market. Those entities that have only common stock outstanding are required to present basic earnings per-share amounts. Basic per-share amounts are computed by dividing net income (the numerator) by the weighted-average number of common shares outstanding (the denominator). All other entities are required to present basic and diluted per-share amounts. Diluted per-share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce the loss or increase the net income per common share.

The Company initially applied Statement No. 128 for the year ended December 31, 1997, and, as required by the Statement, has restated all per share information for the prior year to conform to the Statement.

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

Government grant: During 1997, the Company was awarded a $395,688 grant from the Minnesota Department of Transportation which is funded with federal disaster funds from the Federal Railroad Administration pursuant to the Federal Fiscal Year 1997 Supplemental Appropriations Act. The grant is designed to aid the Company with the labor and material costs of rehabilitating and repairing track and bridge structures belonging to the Minnesota Central Railroad Co. which were damaged by severe weather conditions in late 1996 and early 1997. As of December 31, 1997, the Company had expended approximately $234,000 and had recorded receivables of $112,000 and accounts payable to vendors of $112,000 pursuant to the grant.

The grant funds are applied as a reduction of the related capital additions for rehabilitating and repair of the applicable track and bridge structures in determining the carrying value of the assets. The grant is recognized as income by way of reduced depreciation charges over the estimated useful lives of the underlying property and equipment.

Self-insurance: The Company self-insures a portion of the risks associated with medical expenses incurred by its employees and their dependents. Under the terms of the self-insurance agreement, the Company is responsible for the first $20,000 of qualifying medical expenses per person on an annual basis and limited to an aggregate excess amount computed under the terms of the insurance contract using specified participant rates. An insurance contract with a life insurance company covers individual claims in excess of $20,000 on an annual basis and total claims exceeding the aggregate excess, subject to a maximum lifetime reimbursement of $2,000,000 per person.

Note 2.  Property and Equipment

Property and equipment consist of the following:

                                                            December 31,
                                                   -----------------------------
                                                       1997              1996
                                                   -----------------------------
Land .......................................       $ 1,412,388       $ 1,352,965
Roadbed ....................................         7,567,135         7,455,782
Transportation equipment ...................         2,202,965         2,235,551
Railcars ...................................         9,963,828         9,659,443
Buildings ..................................         1,090,207         1,078,122
Machinery and equipment ....................           933,034           873,279
Office equipment ...........................           395,122           379,171
Leasehold improvements .....................           211,371            67,511
Capital projects ...........................           800,667           324,352
                                                   -----------------------------
                                                    24,576,717        23,426,176
Less accumulated depreciation ..............         4,602,015         3,294,610
                                                   -----------------------------
                                                   $19,974,702       $20,131,566
                                                   =============================

Note 3.  Pledged Assets, Notes Payable, and Long-Term Debt

The Company has a $75,000 line of credit with Citizens Bank and Trust Company, Chillicothe, Missouri, that expires April 1998, bears interest at 10.5%, and is collateralized by transportation equipment. The Company had outstanding balances under this line of credit of none and $75,000 as of December 31, 1997 and 1996, respectively.

The Company has a $500,000 line of credit with First of America Bank - Illinois, N.A., Peoria, Illinois, that expires June 1998, bears interest at prime, as published in The Wall Street Journal, plus 1%, and is collateralized by accounts receivable and general intangibles of certain subsidiaries. The Company has no outstanding balance under this line of credit as of December 31, 1997.

The Company has a $600,000 line of credit with First of America Bank - Illinois, N.A., Peoria, Illinois, that expires July 1998, bears interest at prime, as published in The Wall Street Journal, plus 1%, and is collateralized by accounts receivable and general intangibles of certain subsidiaries. The Company had outstanding balances under this line of credit of $148,050 and $347,276 as of December 31, 1997 and 1996, respectively.

The Company has various unsecured notes payable totaling $101,984 and $142,861 as of December 31, 1997 and 1996, respectively, for the financing of insurance premiums. These notes are due in monthly installments from $2,198 to $26,141, including interest ranging from 8.5% to 11.11%, with final install- ments due from April to May 1998.

The Company had a $400,000 line of credit with Keokuk Savings Bank and Trust Company, Keokuk, Iowa, which was paid and refinanced with First of America Bank
- Illinois, N.A., in July 1997, bore interest at prime, as published in The Wall Street Journal, plus 1.5%, and was collateralized by accounts receivable, inventory, and general intangibles. The Company had an outstanding balance under this line of credit of $204,398 as of December 31, 1996.

Long-term debt at December 31, 1997 and 1996, consists of the following:

                                                                                        1997        1996
                                                                                   ------------------------
Mortgage  payable,  First of  America  Bank -  Illinois,  N.A.,  due in  monthly installments of $3,775,  including interest at 8.5%, through October 1, 1999.
   At that  date and every  five  years  thereafter,  the  interest  rate may be adjusted  based on the Bank's  base rate,  final  installment  due June 2008,
   collateralized by Pioneer Railcorp's corporate headquarters building .......... $   406,299   $   416,112
Mortgage payable, First of America Bank - Illinois, N.A., due in monthly  installments  of $19,314, including interest at 9.25%, through
   December  2001. At that date,  the interest  rate adjusts to a U.S.  Treasury index (5-year constant  maturity) plus 3.5%,  final  installment due December
   2006,  collateralized  by real estate,  rail facilities,  and other assets of
   Alabama & Florida Railway Co., Inc. ...........................................   1,398,669    1,500,000
Mortgage payable, Camden National Bank, due in monthly installments of $4,304, including interest at 12%, final installment due July 2001, collateralized
   by Alabama Railroad Co. real estate and rail facilities .......................     161,785      192,019
Notes payable, Norwest Equipment Finance, Inc., due in monthly installments of
   $2,184 to $8,743,  including  interest  ranging from 8.85% to 10.75%, final installments due from May 2002 to November 2004, collateralized by railcars
   and equipment .................................................................    1,638,397    1,597,880
Note payable, Keycorp, due in monthly installments of $22,744, including interest at 8.86%, final installment due December 2003, collateralized by
   railcars ......................................................................    1,266,399    1,419,675
Notes payable, Nations Bank, due in monthly installments from $8,524 to $23,305, including  interest  ranging  from 8.75% to 9.35%,  final installments due
   from December 2002 to December 2003, collateralized by railcars ...............    1,929,281    1,315,557
Notes payable, FBS Leasing, due in monthly installments from $510 to $12,998, including interest ranging from 8.37% to 9.6%, final installments due from
   August 2001 to October 2004, collateralized by railcars........................    1,087,819    1,218,244
Notes payable, US Bancorp, due in monthly installments from $637 to $11,995, including  interest ranging from 9% to 10.9%, final installments
   due from September 2001 to December 2002, collateralized by railcars ..........    1,023,926    1,687,445
Notes payable, Concord Commercial Group, due in monthly installments from
   $1,105 to $4,516, final installments due from June 1998 to March 1999,
   including interest at 9%, collateralized by railcars ..........................      108,950      234,132
Notes payable, Minnesota Valley Bank, due in monthly installments of $4,700, including  interest at prime plus 2-2.75%,  final installment due
   December 2001, collateralized by equipment acquired from MNVA Railroad, Inc. .       168,603      204,667
Note payable, U.S. Small Business Administration, due in monthly installments of $7,577, including interest at 4%, final installment due October 2000,
   collateralized by track acquired from MNVA Railroad, Inc. .....................      235,197      314,956
Note payable, Rail Authority, interest only payments required through
   October 1998, then due in monthly installments of $3,975,  including interest at 7.5%, final installment due January 2011, collateralized
   by rail line acquired from MNVA Railroad, Inc. ...............................      380,000      380,000
Note payable, LDI Corporation, due in monthly installments of
   $16,731, including interest at 10.25%, final installment due
   December 2003, collateralized by locomotives .................................      896,982    1,000,000
Various notes payable, due in monthly installments from $404 to $2,630, including interest ranging from  6.75% to 10.25%, final installments due
   from April 1998 to December 2001, collateralized by vehicles and railcars .....      109,591      147,078
Note payable, First of America Bank - Illinois, N.A., due in monthly installments of $39,041, including interest at 9.5%, through September 2002.
   At that date, the interest rate will be adjusted to 250 basis points over the weekly average yield on U.S. Treasury Securities, final installment due
   September 2007, collateralized by Keokuk Junction Railway Co. stock and assets .   3,000,000          --
Notes payable, Center Capital Corporation, due in monthly installments from
   $1,453 to $2,489,  including  interest from 9.05% to 9.75%, final installments
   due from January 2002 to September 2004, collateralized by 70 ton box cars ....      188,732         --
Note payable, Pulman Bank & Trust Company, due in monthly installments of
   $4,933, including interest at 9.45%, final installment due December 2004,
   collateralized by covered hoppers .............................................      301,000         --


                                                                                        1997        1996
                                                                                   ------------------------
Mortgage payable, State of Illinois Department of Transportation, due in annual installments of $40,581, including interest at 2%, final installment due December 2004, collateralized by railroad
   and railroad ties (net of unamortized discount of $79,521) ...................         --        217,751
Note payable, Citizens Bank and Trust Company, due in monthly installments of $4,410, including interest at 9.5%, final install-
   ment due June 1997, collateralized by locomotives ............................         --         29,984
Note payable, U.S. Small Business Administration, due in monthly installments  of $3,062,  including  interest at 4%,  final  installment  due
   January 2004,  collateralized by second mortgage on all subsidiary-owned real estate and a personal  guarantee of the  subsidiary's  former president which
   the Company has indemnified (net of unamortized discount of $35,529) .........         --        187,655
Note payable, Citizens Bank and Trust Company, due in monthly installments of $42,483,  including interest adjustable quarterly to New York prime plus 2.5%, final  installment due March 2003,  collateralized by common stock in Alabama  Railroad  Co.,  Mississippi  Central  Railroad Co., and any
   property later acquired with these loan proceeds .............................         --      2,314,224
                                                                                   ------------------------
                                                                                    14,301,630   14,377,379
Less current portion ............................................................    1,836,132    1,813,246
                                                                                   ------------------------
                                                                                   $12,465,498  $12,564,133
                                                                                   ========================

Aggregate maturities required on long-term debt as of December 31, 1997, are due in future years as follows:

Years ending December 31:                               Amount
-----------------------------------------------------------------
   1998 ..............................                $ 1,836,132
   1999 ..............................                  1,919,483
   2000 ..............................                  2,054,848
   2001 ..............................                  2,444,922
   2002 ..............................                  1,787,504
   Thereafter ........................                  4,258,741
                                                      -----------
                                                      $14,301,630
                                                      ===========


Note 4.  Income Tax Matters

The Company and all but three of its subsidiaries file a consolidated federal income tax return. Those three subsidiaries file separate federal income tax returns.

The provision (credit) for income taxes charged to operations for the years ended December 31, 1997 and 1996, was as follows:

                                                          1997          1996
                                                        ----------------------
Current:
   Federal ......................................       $115,432     $ (57,678)
   State ........................................         47,705         8,013

Deferred ........................................        242,550       185,625
                                                        ----------------------
                                                        $405,687      $135,960
                                                        ======================

The income tax provision differs from the amount of income tax determined by applying the federal income tax rate to pretax income from operations for the years ended December 31, 1997 and 1996, due to the following:

                                                                 1997    1996
                                                                 -------------

Computed "expected" tax expense ..............................   35.0%   35.0%
Increase (decrease) in income taxes
   resulting from:
   State income taxes, net of federal tax benefit ............    6.0     8.8
   Other .....................................................    4.3    (6.2)
                                                                 ------------
                                                                 45.3%   37.6%
                                                                 ============

Deferred tax assets and liabilities consist of the following components as of December 31, 1997 and 1996:

                                                     1997               1996
                                                 ------------------------------
Deferred tax assets:
   AMT credit carryforwards ..............       $   434,500        $   401,000
   NOL carryforwards .....................         1,037,100            832,000
   Deferred compensation .................            29,800             25,000
   Other .................................            66,400             25,901
                                                 ------------------------------
                                                   1,567,800          1,283,901
Deferred tax liabilities:
   Property and equipment ................        (3,752,100)        (3,181,000)
   Other .................................              --              (44,651)
                                                 ------------------------------
                                                 $(2,184,300)       $(1,941,750)
                                                 ==============================

The components giving rise to the deferred tax assets and liabilities described above have been included in the consolidated balance sheets as of December 31, 1997 and 1996 as follows:

                                                      1997              1996
                                                   ----------------------------
Current deferred tax assets ..................     $    66,400      $    25,901
Net noncurrent deferred tax liabilities ......      (2,250,700)      (1,967,651)
                                                   ----------------------------
Net deferred tax liability ...................     $(2,184,300)     $(1,941,750)
                                                   ============================

The Company and its subsidiaries have Alternative Minimum Tax (AMT) credit carryforwards of approxi- mately $435,000 and $401,000 at December 31, 1997 and 1996, respectively. This excess of AMT over regular tax can be carried forward indefinitely to reduce future federal income tax liabilities. Certain subsidiaries of the Company also have net operating loss carryforwards totaling approximately $2,811,000 at December 31, 1997, which can be used to offset future taxable income of those subsidiaries. Net operating loss carryforwards expire as follows:

Years ending December 31:                              Amount
---------------------------------------------------------------

    2008                                             $    8,000
    2009                                                 16,000
    2010                                                352,000
    2011                                              1,656,000
    2012                                                779,000
                                                     ----------
                                                     $2,811,000
                                                     ==========


Note 5.  Retirement Plan

The Company has a defined contribution plan covering substantially all employees, except employees who are members of a union which has bargained separately for retirement benefits. Employees are eligible to participate in the plan upon employment and may elect to contribute, on a tax deferred basis, up to 15% of their salary, or $9,500, whichever is least. Company contributions are discretionary, and during 1997 and 1996, the Company elected to match 50% of the first 8% of each employee's contributions. Expenses under the plan were $43,769 and $34,778 for the years ended December 31, 1997 and 1996, respectively.


Note 6.  Deferred Compensation Agreements

The Company has deferred compensation agreements with two Keokuk Junction Railway Co. employees. The agreements provide monthly benefits for 15 years beginning with the month immediately following the employees' normal retirement date, as defined in the agreements. If an employee terminates employment with the Company for any reason other than death prior to the employees' normal retirement date, benefits are rendered on a pro rata basis. The present value of the estimated liability under the agreements is being accrued ratably over the remaining years to the date when the employees are first eligible for benefits using a discount rate of 7%. Deferred compensation expense totaled $12,638 and $10,541 for the years ended December 31, 1997 and 1996, respectively.


Note 7.  Stock Options and Warrants

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 prescribes a fair-value based measurement of accounting for stock-based compensation plans with employees, including the Company's stock option plans which are described below. The fair-value based measurement prescribed by SFAS 123 results in the recognition of compensation for all awards of stock to employees. The Company's present accounting is in accordance with APB Opinion No. 25 and related interpretations which generally requires that the amount of compensation cost that must be recognized, if any, is the quoted market price of the stock at the measurement date, less the amount the grantee is required to pay to acquire the stock. SFAS 123 provides that its recognition and measurement provisions may be adopted on or after the beginning of the fiscal year in which it was issued, but does not require an entity to adopt those provisions. The Company has elected not to adopt the recognition and measurement provisions of SFAS 123.

On April 12, 1994, the Board of Directors approved a stock option plan under which the Company granted options to key management, other employees, and outside directors for the purchase of 760,000 shares of its common stock. The plan was approved by the Company's stockholders on June 11, 1994. The options became exercisable when the Company's stock reached a $4 trading price for a ten day period in July 1995, as specified in the stock option plan. The exercise price is equal to the trading price on the date of the grants and ranges from $1.50 to $3.92 per share. Since the target price was reached by December 31, 1995, in accordance with the provisions of the plan, additional options for 76,000 shares were granted. The exercise price for these options is equal to or greater than the trading price on the date of the grants and ranges from $4.00 to $4.40 per share. The options expire at various dates from April 12, 1999 to July 5, 2000.

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

Other pertinent information related to the plans is as follows:

                                              1997                 1996
                                       --------------------  -------------------
                                                  Weighted-            Weighted-
                                                   Average              Average
                                                  Exercise             Exercise
                                        Shares      Price     Shares     Price
                                      ------------------------------------------
Outstanding at beginning of year ..   1,099,800     $2.35    836,000    $2.15
Granted ...........................          --        --    407,000     2.75
Forfeited .........................    (100,029)     2.56   (100,000)    2.75
Exercised .........................     (26,500)     1.50    (43,200)    1.50
                                      ------------------------------------------
Outstanding at end of year ........     973,271     $2.36   1,099,800   $2.35
                                      ==========================================

Exercisable at end of year ........     691,271               792,800
                                      =========             =========

Weighted-average fair value per
  option of options granted during
  the year ........................   $      --             $    1.97
                                      =========             =========

A further summary about stock options outstanding as of December 31, 1997, is as follows:

                        Options Outstanding              Options Exercisable
                 ----------------------------------  ---------------------------
                               Weighted-
                                Average    Weighted                 Weighted
  Range of                     Remaining    Average                  Average
  Exercise         Number     Contractual  Exercise     Number      Exercise
   Prices        Outstanding     Life       Price     Exercisable     Price
--------------------------------------------------------------------------------

$1.50 - $1.65      461,512     2.2 years   $  1.55      461,512     $   1.55

$2.38 - $3.56      435,850     6.4 years      2.94      153,850         3.30

$3.92 - $4.40       75,909     2.5 years      4.01       75,909         4.01
                ----------                            ---------
                   973,271                              691,271
                ==========                            =========

Grants under the above plans are accounted for following APB Opinion No. 25 and related interpretations as permitted under generally accepted accounting principles. Accordingly, no compensation cost has been recognized. Had compensation cost for the stock-based compensation plans been determined based on the grant date fair values of awards (the method described in FASB Statement No. 123) reported net income, and earnings per common share would have been reduced to the proforma amounts shown below:

                                                1997       1996
                                              -------------------
Net income:
   As reported ........................       $366,245   $102,145
   Proforma ...........................       $294,245   $ 27,145

Earnings per common share:
   As reported ........................       $    .08   $    .02
   Proforma ...........................       $    .06   $    .01

In determining the proforma amounts above, the fair value of each option was estimated at the grant date using the Black-Scholes option-pricing model with the following assumptions:

                                                 1997         1996
                                                -------------------

Dividend rate .........................         $    --     $    --
Expected life (years) .................             7.5         7.5
Risk-free interest rate ...............            6.55%       6.55%
Price volatility ......................              66%         66%

On June 24, 1995, the stockholders authorized the issuance of stock warrants as a dividend to stockholders of record, resulting in the issuance of 4,198,084 warrants. Each warrant permits stockholders a right to purchase an additional share of stock at a predetermined price of $2 per share. Stock acquired by exercise of each warrant must be held for a one year period of time. The warrants expire July 1, 2015. There are 4,131,240 and 4,140,910 warrants outstanding as of December 31, 1997 and 1996, respectively.


Note 8.  Lease Commitments and Total Rental Expense

The Company has entered into six lease agreements covering certain of its railroad properties. For rail- road properties it leases, the Company ordinarily assumes, upon the commencement date, all operating and financial responsibilities, including maintenance, payment of property taxes, and regulatory compliance. Lease payments on five railroad properties are based on a per car basis, ranging from $10 to $25 on all cars over a range of 300 to 4,000 cars per year on each segment. The leases expire between December 1998 and July 2011 and four of these railroads have five to twenty year renewal options. One lease has an option to purchase the stock and leased personal property of the railroad upon expiration of its lease in December 1998.

The Company has a land lease for the corporate office building. This lease expires in 2008 and is renewable for five successive periods of five years with annual rents equal to ten percent of the appraised value of the land, payable in monthly installments, and with appraisal value reviews every five years following the origination date. The Company is responsible for costs of maintenance, utilities, taxes, and insurance.

The total approximate minimum rental commitment as of December 31, 1997, required under noncancelable leases, and excluding executory costs and per car rentals, is due in future years as follows:

   Years Ending December 31:                 Amount
----------------------------------------------------

       1998                                 $187,400
       1999                                   46,300
       2000                                   46,300
       2001                                   46,300
       2002                                   42,000
       Thereafter                            315,900
                                            --------
                                            $684,200
                                            ========

The total rental expense under the leases was $440,986 and $273,433 for the years ended December 31, 1997 and 1996, respectively.


Note 9.  Major Customer

Revenue earned from a major customer amounted to approximately $1,760,000 and $1,465,000 during the years ended December 31, 1997 and 1996, respectively. Accounts receivable as of December 31, 1997 and 1996, include approximately $427,000 and $344,000, respectively, from this customer.

Note 10.  Purchase of Railroad Facilities

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

The above acquisition was accounted for by the purchase method of accounting and, accordingly, operating results of Keokuk Junction Railway Co. is included in the consolidated statements of income from the date of acquisition.

Unaudited pro forma consolidated results of operations for the year ended December 31, 1996, as though Keokuk Junction Railway Co. had been acquired as of January 1, 1996, follows:

                                                                        1996
                                                                     -----------

Railway operating revenue ..............................             $11,873,809
Net income .............................................                  57,811
Earnings per common share ..............................                    0.01

The above amounts reflect adjustments for amortization of goodwill, additional depreciation on revalued purchased assets, and interest on borrowed funds.

In December 1996, the Company acquired all of the outstanding common stock of Shawnee Terminal Railway Company in exchange for $10,000. To include the results of operations of Shawnee Terminal Railway Company from January 1, 1996 through the acquisition date would not have a significant effect on the consolidated results of operations for the year ended December 31, 1996.


Note 11.  Minority Interest in Subsidiaries

Three of the Company's subsidiaries have preferred stock outstanding. This stock is accounted for as minority interest in subsidiaries and dividends on the stock are accounted for as a current expense.

Following is a summary of the minority interest in subsidiaries as of December 31, 1997 and 1996:

                                                                                      1997         1996
                                                                                   -----------------------
Preferred stock at Alabama Railroad Co.
   Par value - $1,000 per share
   Authorized - 700 shares
   Issued and  outstanding - 424 and 425 shares (cumulative 12%   dividend;
      callable at Company's option at 150% of face value)
      at December 31, 1997 and 1996, respectively ..............................   $  424,000   $  425,000
Preferred stock of Alabama & Florida Railway Co., Inc.
   Par value - $1,000 per share
   Authorized - 500 shares
   Issued and outstanding - 421 and 422 shares (cumulative 9% dividend; callable at  Company's  option  after  June 22, 1995, at 150% of face value) at
      December 31, 1997 and 1996, respectively .................................      421,000      422,000
Preferred stock of Mississippi Central Railroad Co.
   Par value - $1,000 per share
   Authorized - 1,000 shares
   Issued and outstanding - 341 shares (cumulative 10% dividend;  convertible at a rate of $10 per common share, callable at Company's option after
      March 1, 1996, at 110% of face value) ....................................      341,000      341,000
                                                                                   -----------------------
                                                                                   $1,186,000   $1,188,000
                                                                                   =======================

Note 12.  Commitments and Contingencies

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

As of December 31, 1997, the Company was committed to purchase 37 railcars at a cost of $301,000. Management expects to fund this transaction with available long-term financing.

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

As discussed in Note 1, the Company was awarded a grant from the Minnesota Department of Trans- portation in 1997 for the repair and rehabilitation of weather damaged railroad track and related structures the Company owns in Minnesota. The Company's obligations under this grant expire two years after the completion of the repairs. In the unlikely event the Company should discontinue using the underlying Minnesota Railroad Co. track prior to the expiration of the aforementioned two-year commitment period, the Company is contingently liable to repay to the Federal Railroad Administration the value of materials installed pursuant to the grant. Management estimates that materials installed pursuant to the grant will approximate $123,000.


Note 13.  Earnings Per Share

Following is information about the computation of the earnings per share (EPS) data for the years ended December 31, 1997 and 1996:

                                                     For the  Year Ended
                                             -----------------------------------
                                               Income      Shares      Per-Share
                                            (Numerator) (Denominator)    Amount
                                             -----------------------------------
                                                      December 31, 1997
                                             -----------------------------------

Basic EPS
Income available to common stockholders ...  $ 366,245    4,593,750    $   .08
                                                                       =======
Effect of Dilutive Securities
Employee stock options ....................         --       57,576
                                             ----------------------
Diluted EPS
Income available to common stockholders
   plus assumed conversions ...............  $ 366,245    4,651,326    $   .08
                                             =================================

                                                    December 31, 1996
                                             -----------------------------------
Basic EPS
  Income available to common stockholders .  $ 102,145    4,530,379    $   .02
                                                                       =======
   Effect of Dilutive Securities
   Warrants ...............................         --    1,346,659
   Employee stock options .................         --      281,938
                                             ----------------------
   Diluted EPS
   Income available to common stockholders
      plus assumed conversions ............  $ 102,145    6,158,976    $   .02
                                             ===================================

The Company has authorized the issuance of stock warrants and granted options to employees to purchase shares of common stock as discussed in Note 7. In determining the effect of dilutive securities, certain stock warrants and options were not included in the computation of diluted earnings per share because the exercise price of those warrants and options exceeded the average market price of the common shares during the applicable year.

Note 14.  Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

The carrying value of cash, cash value of life insurance, notes payable, and variable rate long-term debt approximates fair value.

The  remaining   carrying  value  of  fixed  rate  long-term  debt  collectively approximates fair value based upon the similarity of interest rates negotiated on debt instruments in 1997 and 1996 as compared to existing interest rates.

In addition, other assets and liabilities of the Company that are not defined as financial instruments are not included in the above disclosures, such as property and equipment. Also, nonfinancial instruments typically not recognized in financial statements nevertheless may have value but are not included in the above dis- closures. These include, among other items, the trained work force, customer goodwill, and similar items.

Item 8. Changes In and Disagreements With Accountants on Accounting Financial Disclosure

None.

PART III

Item 9.  Directors and Executive Officers of the Registrant

Set forth below are the names and ages of all the directors and executive officers of the Registrant and the positions and offices held by such persons as of December 31, 1997.

     Name (Age)                                       Position
-----------------------                     -------------------------------

Guy L. Brenkman (52)                        Director (Chairman) & President
Orvel L. Cox (55)                           Director
Timothy F. Shea (48)                        Director
John S. Fulton (64)                         Director
J. Michael Carr (34)                        Director & Treasurer
Daniel A. LaKemper (40)                     Secretary
Kevin L. Williams (25)                      Assistant Secretary

All of the above Directors and Officers were elected at the Annual Meeting of the Stockholders (and the board meeting which followed) on June 18, 1997 to serve until the next annual meeting. There is no family relationship between any officer or director.

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

Mr. Cox, Director, also serves as same for each of the Company's subsidiaries and Superintendent of Transportation for same. Mr. Cox has 38 years of active railroading experience with 31 of those years working for Class I railroads. Mr. Cox has been a director and officer of Pioneer Railcorp since its inception and has been involved in all phases of the development and growth of the Company.

Timothy F. Shea, Director, owns RE/MAX Property Management and has been a real estate property manager with RE/MAX since 1984. Mr. Shea has a BS-Business Management from Bradley University, Peoria, Illinois.

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

Mr. Carr, Treasurer, also serves as Treasurer for each of the Company's subsidiaries and Chief Financial Officer for same. Mr. Carr has been employed by the Company since March 1993. Before joining the Company, Mr. Carr worked in public accounting and banking for seven years, most recently as Controller for United Federal Bank. Mr. Carr is a CPA and holds a BS-Accounting from Illinois State University, Normal, Illinois.

Mr. LaKemper, Secretary, also serves as same for each of the Company's subsidiaries. Mr. LaKemper is the Company's General Counsel and serves as same for each of the Company's subsidiaries. Mr. LaKemper has been employed by the Company since May 1992. Before joining the Company, Mr. LaKemper practiced law since 1982 working in private practice and, most recently, as General Counsel for a manufacturing concern. Mr. LaKemper holds a Juris Doctorate from Creighton University School of Law in Omaha, Nebraska and a BS-History from Bradley University in Peoria, Illinois.

Mr. Williams, Assistant Secretary, also serves as same for the Company's subsidiaries. In addition, Mr. Williams serves as the Company's stock transfer agent. Mr. Williams has been employed by the Company since June 1993 and has a degree in paralegal services from Midstate College in Peoria, Illinois.

Item 10.  Executive Compensation

Summary Compensation Table
--------------------------

                           Annual
                        Compensation             Long Term Compensation
                       ---------------  ----------------------------------------
                                        Restricted
Name &                                    Stock                        Other
Position               Year    Salary     Award      Options/SARs   Compensation
----------             ---------------------------------------------------------

Guy L. Brenkman, CEO   1997   $419,695        ----          ----     $ 4,750 (a)
                       1996   $350,098        ----        80,000     $ 4,750 (a)
                       1995   $310,546        ----        37,000     $ 4,500 (a)

(a) - Registrant's contribution to the Company's defined contribution plan.

Option/SAR Grants in Last Fiscal Year
----------------------------------------------
None

Aggregated Option/SAR Exercises in Last Fiscal Year
and FY-End Option/SAR Values
---------------------------------------------------

                                                                                  Value of
                                                                                 Unexercised
                                                         Number of Securities    In-the-Money
                                                        Underlying Unexercised   Options/SARs
                                                        Options/SARs at FY-End     At FY-End
                           Shares Acquired     Value         Exercisable/         Exercisable/
Name                        On Exercise       Realized      Unexercisable        Unexercisable
----------------------------------------------------------------------------------------------
Guy Brenkman-CEO                 0                0        60,606/165,515            $0/$0

In December 1993, the Company entered into a five-year executive employment contract with the Company's president. The five-year agreement provides for a base salary with annual inflation adjustments based upon the Consumer Price Index. Should the Company acquire or form additional railroads, the base salary will increase $25,000 for the acquisition of railroads of 125 miles or less, and $50,000 for railroads over 125 miles. At January 1, 1998, the president's base salary was $400,803. Should the president's employment be terminated, the contract requires a lump sum payment equal to three years of his then current salary. Should the president retire, he is entitled to a lump sum payment of one year's salary.

Although Mr. Brenkman is authorized by his contract to receive an increase in compensation immediately upon the start of a new railroad, he has generally declined these increases, until in his opinion, the railroad appears to be self supporting and can absorb the cost of such raise. In several instances, Mr. Brenkman has not taken a raise at all. A detailed list of these raises since 1993 is listed as follows:

                                                              Date Raise
Subsidiary                               Date Acquired        Effective
                                         -------------     ----------------

Vandalia Railroad Company                  10/07/94             10/07/94
Minnesota Central Railroad Co.             12/12/94             02/01/95
West Michigan Railroad Co.                 07/11/95         No Raise Taken
Columbia & Northern Railway                02/21/96         No Raise Taken
Keokuk Junction Railway Co.                03/12/96             04/16/96
Rochelle Railroad Co                       03/25/96             04/16/96
Shawnee Terminal Railway Co.               11/12/96             01/01/98
Michigan Southern Railroad                 12/18/96             01/01/97
Pioneer Industrial Railway Co.             02/20/98         No Raise Taken

Directors of the Registrant each were compensated $1,000 in 1997.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information, as of March 20, 1998, the beneficial ownership of all directors and officers of the Company as a group. These figures include shares of Common Stock that the executive officers have the right to acquire within 60 days of March 20, 1998 pursuant to the exercise of stock options and warrants.

Title of Class:  Common Stock ($.001 par value)

                                             Beneficial     Percent
          Name Of Beneficial Owner           Ownership      Of Class
          ----------------------------------------------------------

          Guy L. Brenkman (2)                3,517,039       36.21%
          Orvel L. Cox (3)                     235,165        2.42%
          Daniel A. LaKemper (4)               144,604        1.49%
          John S. Fulton (5)                    43,600         .45%
          J. Michael Carr (6)                   67,716         .70%
          Kevin Williams (7)                    11,100         .11%
          Tim Shea                               5,000         .05%
                                             ---------     --------
          Directors and Executive
            Officers as a Group:             4,018,001        41.43%(1)

FOOTNOTES:

(1) Based on 9,714,024 shares of Common Stock and Equivalents outstanding as of March 20, 1998.

(2) Of the total number of shares shown as owned by Mr. Brenkman, 60,606 shares represent the number of shares Mr. Brenkman has the right to acquire within 60 days upon the exercise of options granted under the Company's 1994 Stock Option Plan, and 1,740,800 shares represent the number of shares Mr. Brenkman has the right to acquire within 60 days through the exercise of Warrants. Mr. Brenkman owns all shares in joint tenancy with his wife. In addition 13,233 shares are held by Mr. Brenkman under the Pioneer Railcorp Retirement Savings Plan and 2,340 shares are held by Mr. Brenkman's wife, in which he disclaims beneficial ownership.

(3) Of the total number of shares shown as owned by Mr. Cox, 66,666 shares represent the number of shares Mr. Cox has the right to acquire within 60 days upon the exercise of options granted under the Company's 1994 Stock Option Plan, and 101,770 shares represent the number of shares Mr. Cox has the right to acquire within 60 days through the exercise of Warrants. In addition 1,859 shares are held by Mr. Cox under the Pioneer Railcorp Retirement Savings Plan. Mr. Cox's shares are owned in joint tenancy with his wife. Mr. Cox and his wife own one Preferred Share in the Mississippi Central Railroad Co.

(4) Of the total number of shares shown as owned by Mr. LaKemper, 66,666 shares represent the number of shares Mr. LaKemper has the right to acquire within 60 days upon the exercise of options granted under the Company's 1994 Stock Option Plan, and 40,000 shares represent the number of shares Mr. LaKemper has the right to acquire within 60 days through the exercise of Warrants. In addition 938 shares are held by Mr. LaKemper under the Pioneer Railcorp Retirement Savings Plan. Mr. LaKemper's shares are owned in joint tenancy with his wife.

(5) Of the total number of shares shown as owned by Mr. Fulton, 22,000 shares represent the number of shares Mr. Fulton has the right to acquire within 60 days upon the exercise of options granted under the Company's 1994 Stock Option Plan, and 10,200 shares represent the number of shares Mr. Fulton has the right to acquire within 60 days upon the exercise of Warrants.


(6) Of the total number of shares shown as owned by Mr. Carr, 66,666 shares represent the number of shares Mr. Carr has the right to acquire within 60 days upon the exercise of options granted under the Company's 1994 Stock Option Plan, and 1,000 shares represent the number of shares Mr. Carr has the right to acquire within 60 days through the exercise of Warrants.

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

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers, and any persons holding more than ten percent of the Company's common stock to report their initial ownership of the Company's common stock and any subsequent changes in that ownership to the Securities and Exchange Commission and to provide copies of such reports to the Company. Based upon the Company's review of the copies of such reports received by the Company and written representations of its directors and executive officers, the Company believes that during the year ended December 31, 1997, all Section 16(a) filing requirements were satisfied with the following exceptions: Timothy Shea, Director, failed to file 1997 Form 5 by the deadline date. Mr. Shea has filed the Form 5 as of the date of this report.

Item 13.  Exhibits and Reports on Form 8-K

Exhibit # 3(I) - Articles of Incorporation of the Company (incorporated by reference to Exhibit 1 of the Company's registration statement of Form S-3 filed July 7, 1995, amended August 30, 1995, September 20, 1995 and September 25,
1995).

Exhibit # 3(ii) - Bylaws of the Company (incorporated by reference to Exhibit #2 of the Company's registration statement on Form S-8 filed January 31, 1996).

Exhibit # 10.1 - Credit Agreement, dated March 8, 1996, between the Company and Citizens Bank and Trust Company, Chillicothe , Mo. (incorporated by reference to Exhibit #10.1 of the Company's on Form 10-KSB filed March 27, 1996).

Exhibit # 10.2 - Exhibits to Credit Agreement, dated March 8, 1996, between the Company and Citizens Bank and Trust Company, Chillicothe , Mo. (incorporated by reference to Exhibit #10.2 of the Company's on Form 10-KSB filed March 27, 1996.)

Exhibit # 10.3 - Purchase agreement, dated March 12, 1996 between the Company and John Warfield, regarding the Company's purchase of controlling interest in KNRECO, Inc., d/b/a Keokuk Junction Railway (incorporated by reference to Exhibit #10.3 of the Company's on Form 10-KSB filed March 27, 1996).

Exhibit # 10.4 - 1994 Stock Option Plan for Pioneer Railcorp (incorporated by reference to Exhibit #3 of the Company's registration statement on Form S-8 filed January 31, 1996).

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

Exhibit # 10.8 - 1996 Stock Option Plan for Pioneer Railcorp (incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 1996, filed March 31, 1997).

Exhibit # 10.9 - Form of incentive stock option under the 1996 Stock Option Plan for Pioneer Railcorp (incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 1996, filed March 31, 1997). Exhibit # 10.10 - Form of option agreement for non-employee Directors under the 1996 Stock Option Plan for Pioneer Railcorp (incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 1996, filed March 31, 1997).

Exhibit # 21 - Subsidiaries of the registrant.

Exhibit # 27 - Financial Data Schedule.

No reports were filed on Form 8-K during the fourth quarter 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIONEER RAILCORP
(Registrant)


By: /s/ Guy L. Brenkman
    ------------------------------------
    Guy L. Brenkman, President,
    Chief Executive Officer and Director

Dated: March 20, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/ J. Michael Carr
    --------------------------------------
    J. Michael Carr, Treasurer,
    Chief Financial Officer and Director

Dated: March 20, 1998

By: /s/ Orvel Cox
    --------------------------------------
    Orvel Cox, Director

Dated: March 20, 1998

By: /s/ John Fulton
    --------------------------------------
    John Fulton, Director

Dated: March 20, 1998