Form 10QSB
period 1998-03-31
PIONEER RAILCORP
filed 1998-05-08
CIK 796374

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                      For the quarter ended March 31, 1998

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

                      1318 S. Johanson Rd Peoria, IL 61607
              ---------------------------------------------------
              (Address of principal executive offices) (Zip code)

                   Registrant's telephone number: 309-697-1400

           Securities registered pursuant to Section 12(g) of the Act:

 Title of each  Class                Name of each  exchange  on which registered
-----------------------              -------------------------------------------
Common  Stock,  Class A                    NASDAQ, Chicago Stock Exchange


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

                                    4,609,513
             ------------------------------------------------------
             (Shares of Common Stock outstanding on March 31, 1998)

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS



PIONEER RAILCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
Quarters Ended March 31, 1998 and 1997

UNAUDITED

                                                            First Quarter
                                                     --------------------------
                                                         1998           1997
                                                     --------------------------

Operating revenue ................................   $ 3,236,847    $ 2,801,517
                                                     --------------------------

Operating expenses
   Maintenance of way ............................       297,029        227,676
   Maintenance of equipment ......................       402,301        368,256
   Transportation expense ........................       736,594        697,372
   Administrative expense ........................       819,887        794,731
   Depreciation  & amortization ..................       392,263        367,586
                                                     --------------------------
                                                       2,648,074      2,455,621
                                                     --------------------------

Operating income .................................       588,773        345,896
                                                     --------------------------

Other income & expense
   Other (income) expense ........................       (69,141)      (133,919)
   Interest expense, equipment ...................       199,833        202,159
   Interest expense, other .......................       147,239        146,175
   Net (gain) loss on sale of fixed assets .......        (8,733)       (28,952)
                                                     --------------------------
                                                         269,198        185,463
                                                      --------------------------

Income before income taxes .......................       319,575        160,433

Provision for income taxes .......................       113,900         58,900
                                                     --------------------------


Income before minority interest in preferred
   stock dividends of consolidated subsidiaries ..   $   205,675    $   101,533

Minority interest in preferred stock dividends of
    consolidated subsidiaries ....................   $    31,308    $    31,308


Net income .......................................   $   174,367    $    70,225
                                                     ==========================

Basic earnings per common share ..................   $      0.04    $      0.02
                                                     ==========================

Diluted earnings per common share ................   $      0.04    $      0.02
                                                     ==========================

PIONEER RAILCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
March 31, 1998 and December 31, 1997

UNAUDITED


                                                          March 31    December 31,
                                                            1998           1997
                                                        --------------------------
ASSETS
Current Assets
   Cash ..............................................   $ 1,066,462   $   407,428
   Accounts receivable, less allowance
     for doubtful accounts 1998 $122,882; 1997 $82,375     2,330,603     2,367,509
   Inventories .......................................       353,088       351,331
   Prepaid expenses ..................................       170,076       192,952
   Income tax refund claims ..........................        74,478        74,602
   Deferred taxes ....................................        66,400        66,400
                                                        --------------------------
        Total current assets .........................     4,061,107     3,460,222
                                                        --------------------------

Property and Equipment less accumulated
  depreciation 1998 $4,977,845; 1997 $4,602,015 ......    20,129,854    19,974,702
                                                        --------------------------

Intangible Assets, less accumulated amortization
  1998 $210,814; 1997 $140,109 .......................     1,106,161     1,117,205
                                                        --------------------------

Investments, cash value of life insurance ............       100,495        95,547
                                                        --------------------------

Total assets .........................................   $25,397,617   $24,647,676
                                                         =========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable ..................................   $ 3,133,735   $ 2,518,190
   Notes payable .....................................       251,241       250,034
   Income taxes payable ..............................       118,849        61,749
   Current maturities of long-term debt ..............     1,898,442     1,836,132
   Accrued liabilities ...............................       460,895       432,145
                                                        --------------------------
        Total current liabilities ....................     5,863,162     5,098,250
                                                        --------------------------

Long-term debt, net of current maturities ............    12,262,151    12,465,498
Deferred income taxes ................................     2,250,700     2,250,700
                                                        --------------------------
        Total liabilities & debt .....................    20,376,013    19,814,448
                                                        --------------------------

Minority interest in subsidiaries ....................     1,186,000     1,186,000

Stockholders' Equity
   Common stock ......................................         4,607         4,607
   Additional paid-in capital ........................     2,040,203     2,040,203
   Retained earnings .................................     1,790,794     1,602,418
                                                        --------------------------
        Total stockholders' equity ...................     3,835,604     3,647,228
                                                        --------------------------

Total liabilities and equity .........................   $25,397,617   $24,647,676
                                                         =========================

PIONEER RAILCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
Quarters Ended March 31, 1998 and 1997

UNAUDITED

                                                                     First Quarter
                                                              --------------------------
                                                                   1998         1997
                                                              --------------------------
Cash Flows From Operating Activities
Net income ................................................   $   174,366    $    70,225
Adjustments to reconcile net income to net cash
provided by operating activities:
          Minority interest in preferred stock dividends of
          consolidated subsidiaries .......................        31,308         31,308
             Depreciation .................................       379,182        356,418
             Amortization .................................        13,081         11,167
          Increase in cash value life insurance ...........        (4,948)        (4,858)
          (Gain) on sale of property & equipment ..........        (8,733)       (28,952)
           Deferred taxes .................................           -0-            -0-
Change in assets and liabilities, net of effects from
          acquisition of subsidiaries
          (Increase) decrease accounts receivable .........        36,906       (162,742)
          (Increase) decrease inventories .................        (1,757)         7,048
          (Increase) decrease prepaid expenses ............        22,876         69,922
          (Increase) decrease intangible assets ...........          (418)           488
          Increase (decrease) accounts payable ............       615,545        220,528
          (Increase) decrease income tax refund claims ....           124         11,635
          Increase (decrease) income tax payable ..........        57,100         47,100
          Increase (decrease) accrued liabilities .........        28,750        289,701
                                                              --------------------------
          Net cash provided by operating activities .......     1,343,382        918,988
                                                              --------------------------

Cash Flows From Investing Activities
          Proceeds from sale of property & equipment ......        26,772         53,089
          Purchase of property & equipment, net of property
          and equipment from acquisition of subsidiaries ..      (553,990)      (278,403)
          Acquisition of subsidiaries, net of cash acquired           -0-            -0-
                                                              --------------------------
          Net cash (used in) investing activities .........      (527,218)      (225,314)
                                                              --------------------------

Cash Flows From Financing Activities
          Proceeds from short-term borrowings, net of debt
          assumed in acquisition of subsidiaries ..........     1,235,563        400,328
          Proceeds from long-term borrowings, net of debt
          assumed in acquisition of subsidiaries ..........       324,100        119,700
          Payments on short-term borrowings ...............    (1,234,356)      (597,210)
          Payments on long-term borrowings ................      (465,137)      (453,323)
          Repurchase of minority interest
          Proceeds from warrants and options exercised ....           -0-         26,590
          Payments to minority interest ...................       (17,300)       (17,300)
                                                              --------------------------
          Net cash provided by financing activities: ......      (157,130)      (521,215)
                                                              --------------------------

Net increase (decrease) in cash ...........................       659,034        172,459
Cash, beginning of period .................................       407,428        501,212
                                                              --------------------------

Cash, end of period .......................................   $ 1,066,462    $   673,671
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

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principals of consolidation:

The consolidated financial statements include Pioneer Railcorp (Pioneer) and its wholly-owned and controlled subsidiaries (collectively, "the Company"). The significant subsidiaries are as follows: West Michigan Railroad Co. (WMI), Wabash & Western Railway Co. d/b/a Michigan Southern Railroad (MSO), Fort Smith Railroad Co. (FSR), Alabama Railroad Co. (ALAB), Mississippi Central Railroad Co. (MSCI), Alabama & Florida Railway Co., Inc. (AF), Decatur Junction Railway Co. (DT), Vandalia Railroad Company (VRRC), Minnesota Central Railroad Co.
(MCTA), Keokuk Junction Railway Co. (KJRY), Rochelle Railroad Co. (RRCO), Shawnee Terminal Railway Company (STR), Pioneer Industrial Railway Co. (PRY), Pioneer Resources, Inc. (PIR), Pioneer Railroad Equipment Co., Ltd. (PREL),
Pioneer Air, Inc. (PAR), and Pioneer Railroad Services, Inc. (PRS). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Earnings per share:

Basic per-share amounts are computed by dividing net income (the numerator) by the weighted average number of common shares outstanding (the denominator). Diluted per-share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce the loss or increase the net income per share.

NOTE 3. ESTIMATED IMPACT OF THE ADOPTION OF RECENT ACCOUNTING STANDARDS

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (FAS 128), "Earnings Per Share." FAS 128 requires the presentation of both basic earnings per share and diluted earnings per share. Basic per-share amounts are computed by dividing net income (the numerator) by the weighted average number of common shares outstanding (the denominator). Diluted per-share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce the loss or increase the net income per share. The Company initially applied FAS 128 for the year ended December 31, 1997, and as required by this statement has restated all per share information for the prior year to conform to the statement.

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

In July 1997, Statement of Financial Accounting Standard No. 131, "Disclosure about Segments of an Enterprise and Related Information" (FAS 131), was issued by the Financial Accounting Standards Board. The standard requires the Company to disclose the factors used to identify reportable segments including the basis of organization, differences in products and services, geographic areas, and regulatory environments. FAS 131 additionally requires financial results to be reported in the financial statements for each reportable segment. The standard will be effective for the Company's 1998 annual report and interim financial statements following the 1998 annual report. The Company does not believe the adoption of the standard will have a material impact on its consolidated financial statements.

The Company is not aware of any other recent accounting standard issued, but not yet required to be adopted by the Company, that would have a material effect on its financial position or results of operations.

NOTE 4.   STOCK OPTION PLANS

On April 12, 1994, Pioneer adopted, with the subsequent approval of its shareholders, a stock option plan permitting the issuance of up to 836,000 shares of common stock. Options granted under the plan were incentive based. The options became exercisable on July 5, 1995 at a price equal to the market value of the common stock at the date of grant, and the effect on earnings per share has been reflected in the accompanying financial statements. As of March 31, 1998, a total of 762,300 options are outstanding under this plan after forfeitures and exercises.

On June 26, 1996, the Company's shareholders approved a stock option plan permitting the issuance of 407,000 shares of common stock. Options granted under the plan are incentive based except for the options granted to the CEO whose options are non-qualified. The options are fully vested and will be exercisable as of July 1, 2001, and the effect on earnings per share has been reflected in the accompanying financial statements. The exercise date can be accelerated if Pioneer Railcorp common shares reach a closing price of $7.25 per share, or higher, for any consecutive 10-day period, as reported in The Wall Street Journal. The options will be exercisable at the market price of the common shares at the date the options were granted, in whole or in part, within 10 years from the date of grant. As of March 31, 1998, a total of 287,000 options are outstanding under this plan after forfeitures of 120,000 shares.


NOTE 5.   STOCK SPLIT AND STOCK WARRANTS ISSUED AS DIVIDENDS

On May 16, 1995 the Board of Directors authorized a 2 for 1 stock split to shareholders of record June 30, 1995, payable July 1, 1995. This increased the outstanding common shares to 4,198,084 from 2,099,042. In addition, on June 24, 1995 the shareholders ratified an amendment to the Articles of Incorporation authorizing the issuance of stock warrants as a dividend to shareholders immediately after the stock split. Each shareholder received one warrant for each share of common stock owned. Each warrant permits shareholders to purchase an additional share of common stock at a predetermined price of $2 per share. The warrants expire on July 1, 2015, and the effect of the warrants on earnings per share has been reflected in the accompanying financial statements. As of March 31, 1998, a total of 66,844 warrants had been exercised since their issuance on June 24, 1995.

NOTE 6. MINORITY INTERESTS IN SUBSIDIARIES

Three of the Company's subsidiaries have preferred stock outstanding. This stock is accounted for as minority interest in subsidiaries, and dividends on the stock are accounted for as a current expense.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

The Company operated the following thirteen railroads during the first quarter of 1998: West Michigan Railroad Co. (WMI), Wabash & Western Railway Co. d/b/a Michigan Southern Railroad (MSO), Fort Smith Railroad Co. (FSR), Alabama Railroad Co. (ALAB), Mississippi Central Railroad Co. (MSCI), Alabama & Florida Railway Co., Inc. (AF), Decatur Junction Railway Co. (DT), Vandalia Railroad Company (VRRC), Minnesota Central Railroad Co. (MCTA), Keokuk Junction Railway Co. (KJRY), Rochelle Railroad Co. (RRCO), Shawnee Terminal Railway Company
(STR), and Pioneer Industrial Railway Co.(PRY). The Company also operated four railroad-related subsidiaries, Pioneer Resources, Inc. (PIR), Pioneer Railroad Equipment Co., Ltd. (PREL), Pioneer Railroad Services, Inc. (PRSI), and Pioneer Air, Inc. (PAR).

Summary: First Quarter 1998 Compared to First Quarter 1997.

The Company's net income in the first quarter 1998 increased by 149% to $174,366 from $70,225 in the same period last year. Operating revenue in the first quarter 1998 increased by $400,000 or 15% to $3.2 from $2.8 million in the same period last year. Operating expense increased in the first quarter 1998 by $192,000 or 8% to $2.648 million from $2.456 million in the same period last year. Operating income increased in the first quarter 1998 by $243,000 or 71% to $589,000 from $346,000 in the same period last year.

Operating Revenue:

The increase in operating revenue in the first quarter 1998 of $435,000 was positively affected by a 20% or $136,000 increase in revenue generated from the Keokuk Junction Railway which had operating revenues of approximately $845,000 in the first quarter 1998 compared to $709,000 in the same period last year. The KJRY increase in operating revenue resulted from increased rail loadings on the line. In addition, the Rochelle Railroad had increased operating revenue of 61%, or approximately $59,000, to approximately $156,000 in the first quarter 1998 compared to $97,000 in the same period last year, resulting from both increased rail loadings and freight rates in the quarter. The Minnesota Central Railroad operating revenue increased approximately $100,000, to $112,000 in the first quarter 1998 compared to $12,000 in the same period last year. MCTA revenues were adversely affected in the same period last year by severe weather conditions. Operating revenue from Pioneer Railroad Equipment Co. increased 27% or approximately $146,000, to $705,000 in the first quarter 1998 compared to $559,000 in the same period last year. The PREL revenue increase resulted from Company efforts to increase utilization of its rail car fleet.

Pioneer Industrial Railway, which began operations on February 20, 1998, had operating revenue of $29,000 in the first quarter 1998.

The Alabama & Florida Railway had a decrease in operating revenue of approximately $60,000, or 17%, reporting operating revenues of $294,000 in the first quarter 1998 compared to $354,000 in the same period last year. The decrease in revenues resulted from the railroad being out of service for approximately 10 days in March as a result of severe flooding in southern Alabama. Several sections of the line remain out of service as described in more detail in Part II Item 5 of this report.

The remaining operating subsidiaries had constant overall revenue in the first quarter 1998 compared to the same period last year.

Operating Expense:

The increase in operating expense of $192,000 in the first quarter 1998 resulted from normal operating activities, none of which when considered individually is significant. Some of the factors related to increased operating expense are as follows:

Increase in maintenance of way expense in the first quarter 1998 was primarily attributable to an increase in non-capitalized track maintenance on the Keokuk Junction Railway, the Michigan Southern Railroad, and the Alabama & Florida Railway . The increase in maintenance of equipment expense was primarily attributable to increased expenses related to both the repair of Company owned Railcars and the repair of Railcars not affiliated with the Company. The increase  in  transportation  expense in the first  quarter  1998 was  primarily attributable to the Minnesota Central Railroad and the Michigan Southern Railroad. The Pioneer Industrial Railway had transportation expense of approximately $16,000 in the first quarter 1998. The increase in administrative expense in the first quarter 1998 was attributable to payroll costs associated with the hiring of additional support personnel.

The remaining operating subsidiaries had constant overall operating expense in the first quarter 1998 compared to the same period last year.

Other Income and Expense Line Item Discussion:

Other income of $69,000 for the first quarter 1998 consisted primarily of lease income. Other income of $134,000 for the first quarter 1997 consisted of real estate lease income, scrap income and other miscellaneous items. The decrease in 1998 reflects scrap sale income in 1997 not realized in 1998, and a portion of Keokuk Junction Railway lease income in 1997 included revenues for years prior to 1997 not billed or collected by the previous owners. The Company is continuing in its efforts to generate right of way lease income.

Interest expense remained constant in the first quarter 1998 compared to the same period last year, primarily because the amount of overall long-term debt of the Company did not change significantly in the first quarter 1998 when compared to the same period last year.

Net gain on fixed asset dispositions during the first quarter 1998 resulted from the disposition of three Railcars. Net gain on fixed asset dispositions during the first quarter 1997 of $29,000 included $24,000 from the sale of a locomotive and $5,000 from the sale of a railcar.

Year 2000 Compliance:

The Year 2000 compliance issue exists because many computer systems and applications currently use two-digit fields to designate a year. As the century date change occurs, date-sensitive systems may either fail or not operate properly unless the underlying programs are modified or replaced.

The Company has initiated a program to ensure that all computer applications will be Year 2000 compliant by the year-end 1998. The program includes engaging an outside consultant to review all of the Company's computer hardware and software, as well as to confirm with outside vendors that their products are Year 2000 compliant. Although final cost estimates have not been determined, it is not expected that these expenses will have a material impact on the Company's financial condition, liquidity, or results of operations.

Liquidity and Capital Resources:

The Company primarily uses cash generated from operations to fund working capital needs and relies on long-term financing for Railcars, new operating subsidiaries, and other significant capital expenditures.

The Company has working capital facilities totaling $1,100,000 of which $877,000 was available for use at the end of the first quarter 1998. In addition, the Company has seen the market value of its railcar fleet increase significantly over the last several years. This increase in value has resulted from the short supply of railcars compared to the increased demand for their use. The Company believes it could refinance or sell part of its railcar fleet and generate at least $1 million in cash.

In March 1996, the Company negotiated a credit facility with its primary bank to provide a $2.5 million annual revolving acquisition line of credit. This facility is collateralized by the common stock of the Alabama Railroad Co. and the Mississippi Central Railroad Co., as well as the Company's investment in stock of any subsidiaries acquired under the line. The interest rate for the line is currently 11%. The interest rate is adjustable quarterly to 2.5% over New York Prime, limited to a one percent annual increase or decrease, not to exceed 13.5% or be reduced below 10%. Any amounts drawn on the line must be repaid monthly over a seven year period. The line is fully available for use as of March 31, 1998.

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

The Company plans to take advantage of the favorable interest rate environment and has commitments from commercial lenders to refinance approximately $3.3 million of equipment debt in the second quarter 1998.

On July 1, 1995, the Company's stock split and warrant issuance became payable to shareholders. The 2-for-1 stock split increased the number of shares issued and outstanding from 2,099,042 to 4,198,084. At the same time shareholders became entitled to purchase an additional 4,198,084 shares through stock warrants issued by the Company as dividends. One warrant was issued for each share of common stock held after the split, entitling the holder to purchase 1 share of common stock for $2.00 per share. The shares purchased through the exercise of the warrants must be held for 1 year from date of purchase. No warrants have been exercised in 1998. As of March 31, 1998, a total of 66,844 warrants originally issued had been exercised, and the Company realized $133,688 on the issuance of the warrants. The Company expects additional capital to be generated by the continued exercise of warrants but is uncertain as to the amount.

The Company granted 836,000 options to certain employees under its 1994 incentive stock option plan. The options are exercisable at prices equal to the market value of the Company's stock at the date of grant. The exercise price ranges from $1.50 to $4.40 per share. No options have been exercised in 1998. As of March 31, 1998, a total of 69,700 options had been exercised and the Company has realized $104,550 on the exercise of the options. The Company expects additional capital to be generated by the exercise of options in 1997 but is uncertain as to the amount. As of March 31, 1998, a total of 691,271 options are outstanding under this plan.

On June 26, 1996, the Company's shareholders approved a stock option plan permitting the issuance of 407,000 shares of common stock. Options granted under the plan are incentive based except for the options granted to the CEO whose options are non-qualified. The options will be fully vested and will be exercisable as of July 1, 2001. The exercise date can be accelerated if Pioneer Railcorp common shares reach a closing price of $7.25 per share, or higher, for any consecutive 10-day period, as reported in The Wall Street Journal. The options will be exercisable at $2.75, the market price of the common shares at the date the options were granted, in whole or in part, within 10 years from the date of grant. As of March 31, 1998, a total of 282,000 options are outstanding under this plan. The Company is currently negotiating with the Minnesota
Department of Transportation for approximately $6 million of interest-free financing to rehabilitate the Minnesota Central Railroad. The Company believes the outcome of these negotiations will be known by the end of the second quarter 1998. The Company believes that there is strong support for the project from local economic development agencies and a majority of the railroad's customers.

The City of Rochelle, Illinois terminated the Rochelle Railroad Co.'s lease agreement effective January 19, 1998. The City is seeking to replace the Rochelle Railroad as operator of the line with one of the on-line customers. The Rochelle Railroad is seeking damages, seeking relief from the Surface Transportation Board, and is also seeking to condemn the property. The outcome of these actions is uncertain. If the Rochelle Railroad ceases operating the railroad, it would have a material adverse effect on the Company's results of operation. In 1997 the Rochelle Railroad Co. generated $408,000 in revenue and $250,000 of operating income. In the first quarter of 1998 the Rochelle Railroad Co. generated $156,000 in revenue and $95,000 of operating income.

The Michigan Southern Railroad's lease expires in December 1998, and the Company has an option to purchase the stock and leased personal property of the railroad for $2.6 million. The Company has not yet determined if it will exercise its purchase option. If the purchase option is exercised the transaction would be funded with long-term debt. In 1997 the Michigan Southern Railroad generated $1 million in revenue and $326,000 of operating income. In the first quarter of 1998 the Michigan Southern Railroad generated $246,000 in revenue and $86,000 of operating income.

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

Balance Sheet and Cash Flow Items:

The Company generated net cash from operating activities of $1,343,000 in the first quarter 1998 compared to $919,000 in the same period last year. Net cash from operating activities for the first quarter 1998 resulted primarily from $174,366 of net income, $410,000 of depreciation and amortization and an increase in accounts payable of $616,000. The increase in accounts payable includes $147,000 payable for lost lading that resulted from a 1997 derailment; the full amount of this payable is recorded in accounts receivable and will be reimbursed by the Company's insurance carrier. The accounts payable increase also includes approximately $150,000 of interline freight payable to non-affiliated railroads. The Company has collected cash or has accounts receivable balances that together offset the interline payable amount. In addition, approximately $110,000 of the accounts payable increase relates to money owed for repairs to the Company's railcars which were made by non-affiliated railroads late in the first quarter 1998. This increase is a direct result of increased utilization of the Company's railcar fleet.

In the first quarter 1998 the Company purchased approximately $533,990 of fixed assets and capital improvements. The capital additions included the purchase of 27 railcars at a total cost of $324,000 which were financed with long-term fixed-rate financing. In addition, the Company capitalized approximately $100,000 of track and structure repair related to severe flooding in Alabama. Also, $30,000 in railcar and locomotive betterments, $27,000 of leasehold improvements to the Pioneer Industrial Railway track, $21,000 for the purchase of industrial development land, and miscellaneous capital expenditures of approximately $36,000 for machinery, equipment and other assets were capitalized in the first quarter of 1998. All capital expenditures other than the purchase of railcars were financed with working capital cash flow.

PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

There are a number of legal actions pending between the Rochelle Railroad Co. ("RRCO"), the City of Rochelle, Illinois, and other entities, arising out of the City's termination of RRCO's lease agreement. The City is seeking to replace RRCO as operator of the line with one of the on-line customers. RRCO is seeking damages, seeking relief from the Surface Transportation Board, and is also seeking to condemn the property. The outcome of these actions is uncertain. If RRCO were to cease operating the railroad, it would have a material adverse effect on the Company's results of operation.

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

As of the date of this Form 10-QSB, management is not aware of any incident which is likely to result in a liability that would materially affect the Company's consolidated financial position or results of operation.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters  were  submitted to a vote of security  holders in the first  quarter
1998.


Item 5.   OTHER INFORMATION

The Alabama & Florida Railway had five miles of track washed out as a result of severe floods and heavy rains in March 1998. This damage has cut off rail service between Andalusia and the end of the line in Geneva, Alabama. The customers affected by the washout had not previously been heavy users of the railroad, although several opportunities for significantly increased loads which had just begun to be realized in the first quarter of 1998 have been lost until such time the railroad is repaired. The total estimated cost to repair the flood damage is approximately $2 million. Federal legislation has been passed and signed by the President, which may result in allocation of grant funds sufficient to repair the railroad. If such grant funds do not become available, the Company will have to consider alternative plans to restore rail usage to the affected customers. This event will not have a material adverse effect on the Company's operating results.

On April 2, 1998, Pioneer Railcorp's Board of Directors declared a $.02 per common share dividend payable to shareholders of record as of April 30, 1998, payable no later than June 30, 1998.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

No reports were filed on Form 8-K during the first quarter 1998.

Exhibit # 11 - Statement re computation of per share earnings.
Exhibit # 27 - Financial data schedule.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





PIONEER RAILCORP
(Registrant)





       05/11/98               /s/ Guy L. Brenkman
       --------               --------------------------------------------------
        DATE                  GUY L. BRENKMAN
                                PRESIDENT & CEO




       05/11/98               /s/ J. Michael Carr
       --------               --------------------------------------------------
        DATE                  J. MICHAEL CARR
                                 TREASURER & CHIEF FINANCIAL OFFICER