Form 10QSB
period 1998-06-30
PIONEER RAILCORP
filed 1998-08-06
CIK 796374

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            Quarterly Report Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

                       For the quarter ended June 30, 1998

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

                                    4,610,447
              -----------------------------------------------------
              (Shares of Common Stock outstanding on June 30, 1998)

PIONEER RAILCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
Quarters Ended June 30, 1998 and 1997

UNAUDITED

                                                                          Second Quarter                      First Six Months
                                                                  -----------------------------       -----------------------------
                                                                      1998             1997               1998             1997
                                                                  -----------------------------       -----------------------------
Operating revenue ..........................................      $ 3,653,418       $ 3,509,995       $ 6,890,265       $ 6,323,230
                                                                  -----------------------------       -----------------------------
Operating expenses
   Maintenance of way ......................................          411,733           354,099           708,762           581,776
   Maintenance of equipment ................................          416,010           391,095           818,311           759,351
   Transportation expense ..................................          796,949           782,996         1,533,543         1,492,085
   Administrative expense ..................................          944,794           782,011         1,764,681         1,576,742
   Depreciation  & amortization ............................          394,601           376,438           786,864           744,024
                                                                  -----------------------------       -----------------------------
                                                                    2,964,087         2,686,639         5,612,161         5,153,978
                                                                  -----------------------------       -----------------------------
Operating income ...........................................          689,331           823,356         1,278,104         1,169,252
                                                                  -----------------------------       -----------------------------

Other income & expense
   Other (income) expense ..................................          (36,421)          (60,902)         (105,563)         (194,820)
   Interest expense, equipment .............................          199,235           195,459           399,068           397,617
   Interest expense, other .................................          111,199           148,717           256,822           294,892
   Net (gain) loss on sale of fixed assets .................          (68,579)          (35,612)          (75,695)          (64,564)
                                                                  -----------------------------       -----------------------------
                                                                      205,434           247,662           474,632           433,125
                                                                  -----------------------------       -----------------------------

Income before income taxes .................................          483,897           575,694           803,472           736,127
Provision for income taxes .................................          180,500           209,350           294,400           268,250
                                                                  -----------------------------       -----------------------------
Income before minority interest in preferred
   stock dividends of consolidated subsidiaries ............      $   303,397       $   366,344       $   509,072       $   467,877

Minority interest in preferred stock dividends of
    consolidated subsidiaries ..............................      $    31,308       $    31,308       $    62,615       $    62,615


Net income .................................................      $   272,089       $   335,036       $   446,457       $   405,262
                                                                  =============================       =============================

Basic earnings per common share ............................      $      0.06       $      0.07       $      0.10       $      0.07
                                                                  =============================       =============================

Diluted earnings per common share ..........................      $      0.06       $      0.07       $      0.10       $      0.07
                                                                  =============================       =============================

Cash dividends per common share ............................      $      0.02       $      0.00       $      0.02       $      0.00
                                                                  =============================       =============================

PIONEER RAILCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
June 30, 1998 and December 31, 1997

UNAUDITED

                                                            June 30,   December 31,
                                                              1998         1997
                                                         --------------------------
ASSETS
Current Assets
   Cash ..............................................   $   891,695   $   407,428
   Accounts receivable, less allowance
     for doubtful accounts 1998 $102,450; 1997 $82,375     2,453,695     2,367,509
   Inventories .......................................       353,479       351,331
   Prepaid expenses ..................................       116,829       192,952
   Income tax refund claims ..........................        74,478        74,602
   Deferred taxes ....................................        66,400        66,400
                                                         -------------------------
        Total current assets .........................     3,956,576     3,460,222
                                                         -------------------------
Property and Equipment less accumulated
  depreciation 1998 $5,266,164; 1997 $4,602,015 ......    19,828,831    19,974,702
                                                         -------------------------
Intangible Assets, less accumulated amortization
  1998 $223,888; 1997 $140,109 .......................     1,092,591     1,117,205
                                                         -------------------------

Investments, cash value of life insurance ............       104,883        95,547
                                                         -------------------------
Total assets .........................................   $24,982,881   $24,647,676
                                                         =========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable ..................................   $ 2,895,107   $ 2,518,190
   Notes payable .....................................       224,987       250,034
   Income taxes payable ..............................       234,149        61,749
   Current maturities of long-term debt ..............     1,967,298     1,836,132
   Accrued liabilities ...............................       412,780       432,145
                                                         -------------------------
        Total current liabilities ....................     5,734,321     5,098,250
                                                         -------------------------

Long-term debt, net of current maturities ............    11,809,577    12,465,498
Deferred income taxes ................................     2,250,700     2,250,700
                                                         -------------------------
        Total liabilities & debt .....................    19,794,598    19,814,448
                                                         -------------------------

Minority interest in subsidiaries ....................     1,186,000     1,186,000

Stockholders' Equity
   Common stock ......................................         4,607         4,607
   Additional paid-in capital ........................     2,041,003     2,040,203
   Retained earnings .................................     1,956,673     1,602,418
                                                         -------------------------
        Total stockholders' equity ...................     4,002,283     3,647,228
                                                         -------------------------

Total liabilities and equity .........................   $24,982,881   $24,647,676
                                                         =========================

PIONEER RAILCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
Quarters Ended June 30, 1998 and 1997

UNAUDITED

                                                                    Second Quarter
                                                              --------------------------
                                                                  1998           1997
                                                              --------------------------
Cash Flows From Operating Activities
Net income ................................................   $   446,457    $   405,262
Adjustments to reconcile net income to net cash
provided by operating activities:
          Minority interest in preferred stock dividends of
          consolidated subsidiaries .......................        62,615         62,615
             Depreciation .................................       760,700        712,815
             Amortization .................................        26,164         31,209
          Increase in cash value life insurance ...........        (9,336)        (9,776)
          (Gain) on sale of property & equipment ..........       (75,695)       (64,564)
           Deferred taxes .................................           -0-            -0-
Change in assets and liabilities, net of effects from
          acquisition of subsidiaries
          (Increase) decrease accounts receivable .........       (86,186)      (298,053)
          (Increase) decrease inventories .................        (2,148)        18,089
          (Increase) decrease prepaid expenses ............        76,123        151,330
          (Increase) decrease intangible assets ...........          (279)        (4,294)
          Increase (decrease) accounts payable ............       376,917       (161,316)
          (Increase) decrease income tax refund claims ....           124         11,635
          Increase (decrease) income tax payable ..........       172,400        229,200
          Increase (decrease) accrued liabilities .........       (19,365)       108,310
                                                              --------------------------
          Net cash provided by operating activities .......     1,728,491      1,192,462
                                                              --------------------------

Cash Flows From Investing Activities
          Proceeds from sale of property & equipment ......       305,709        137,957
          Purchase of property & equipment, net of property
          and equipment from acquisition of subsidiaries ..      (846,115)      (407,951)
          Acquisition of subsidiaries, net of cash acquired           -0-            -0-
                                                              --------------------------
          Net cash (used in) investing activities .........      (540,406)      (269,994)
                                                              --------------------------

Cash Flows From Financing Activities
          Proceeds from short-term borrowings, net of debt
          assumed in acquisition of subsidiaries ..........     2,097,918      1,283,301
          Proceeds from long-term borrowings, net of debt
          assumed in acquisition of subsidiaries ..........     3,692,181        119,700
          Payments on short-term borrowings ...............    (2,122,965)    (1,007,863)
          Payments on long-term borrowings ................    (4,216,936)      (927,124)
          Repurchase of minority interest
          Cash dividends paid .............................       (92,201)           -0-
          Proceeds from warrants and options exercised ....           800         29,090
          Payments to minority interest ...................       (62,615)       (62,615)
                                                              --------------------------
          Net cash provided by financing activities: ......      (703,818)      (565,511)
                                                              --------------------------

Net increase (decrease) in cash ...........................       484,267        356,957

Cash, beginning of period .................................       407,428        501,212
                                                              --------------------------
Cash, end of period .......................................   $   891,695    $   858,169
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

NOTE 4.   STOCK OPTION PLANS

On April 12, 1994, Pioneer adopted, with the subsequent approval of its shareholders, a stock option plan permitting the issuance of up to 836,000 shares of common stock. Options granted under the plan were incentive based. The options became exercisable on July 5, 1995 at a price equal to the market value of the common stock at the date of grant, and the effect on earnings per share has been reflected in the accompanying financial statements. As of June 30, 1998, a total of 238,759 options are outstanding under this plan after forfeitures and exercises.

On June 26, 1996, the Company's shareholders approved a stock option plan permitting the issuance of 407,000 shares of common stock. Options granted under the plan are incentive based except for the options granted to the CEO whose options are non-qualified. The options are fully vested and will be exercisable as of July 1, 2001, and the effect on earnings per share has been reflected in the accompanying financial statements. The exercise date can be accelerated if Pioneer Railcorp common shares reach a closing price of $7.25 per share, or higher, for any consecutive 10-day period, as reported in The Wall Street Journal. The options will be exercisable at the market price of the common shares at the date the options were granted, in whole or in part, within 10 years from the date of grant. As of June 30, 1998, a total of 272,000 options are outstanding under this plan after forfeitures of 135,000 shares.

NOTE 5.   STOCK SPLIT AND STOCK WARRANTS ISSUED AS DIVIDENDS

On May 16, 1995 the Board of Directors authorized a 2 for 1 stock split to shareholders of record June 30, 1995, payable July 1, 1995. This increased the outstanding common shares to 4,198,084 from 2,099,042. In addition, on June 24, 1995 the shareholders ratified an amendment to the Articles of Incorporation authorizing the issuance of stock warrants as a dividend to shareholders immediately after the stock split. Each shareholder received one warrant for each share of common stock owned. Each warrant permits shareholders to purchase an additional share of common stock at a predetermined price of $2 per share. The warrants expire on July 1, 2015, and the effect of the warrants on earnings per share has been reflected in the accompanying financial statements. As of June 30, 1998, a total of 67,244 warrants had been exercised since their issuance on June 24, 1995.

NOTE 6. MINORITY INTERESTS IN SUBSIDIARIES

Three of the Company's subsidiaries have preferred stock outstanding. This stock is accounted for as minority interest in subsidiaries, and dividends on the stock are accounted for as a current expense.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

The Company operated the following thirteen railroads during the second quarter of 1998: West Michigan Railroad Co. (WMI), Wabash & Western Railway Co. d/b/a Michigan Southern Railroad (MSO), Fort Smith Railroad Co. (FSR), Alabama Railroad Co. (ALAB), Mississippi Central Railroad Co. (MSCI), Alabama & Florida Railway Co., Inc. (AF), Decatur Junction Railway Co. (DT), Vandalia Railroad Company (VRRC), Minnesota Central Railroad Co. (MCTA), Keokuk Junction Railway Co. (KJRY), Rochelle Railroad Co. (RRCO), Shawnee Terminal Railway Company
(STR), and Pioneer Industrial Railway Co.(PRY). The Company also operated four railroad-related subsidiaries, Pioneer Resources, Inc. (PIR), Pioneer Railroad Equipment Co., Ltd. (PREL), Pioneer Railroad Services, Inc. (PRSI), and Pioneer Air, Inc. (PAR).

Summary: Second Quarter 1998 Compared to Second Quarter 1997.

The Company's net income in the second quarter 1998 decreased by 19% to $272,089 down from $335,036 in the same period last year. Operating revenue in the second quarter 1998 increased by $143,000 or 4% to $3.65 million from $3.51 million in the same period last year. Operating expense increased in the second quarter 1998 by approximately $277,000 or 10% to $2.96 million from $2.69 million in the same period last year. Operating income decreased in the second quarter 1998 by $134,000 or 16% to $689,000 down from $823,000 in the same period last year.

The following factors adversely affected second quarter 1998 net income:

The Minnesota Central Railroad had a decrease in operating income of $163,000, recording an operating loss of $7,000 in the second quarter 1998 compared to operating income of $156,000 in the same period last year. Most of the decrease in MCTA operating income resulted from additional switching revenues recorded in 1997 due to adjustments involving time limits for the settlement of freight and switching liabilities required by railway accounting rules as established by the Association of American Railroads, the governing body of all North American railroads. The MCTA also was adversely effected by a decrease in loadings of grain resulting from market conditions and reduced loadings of clay resulting from a delay in the arrival of empty cars for clay loading from the Union Pacific.

In addition, the Fort Smith Railroad had a decrease in operating income of $92,000 in the second quarter 1998, reporting operating income of $266,000 compared to $358,000 in the same period last year. This decrease resulted from the absence of military car loads and also a reduction in overhead traffic handled from the Union Pacific Railroad to the AM and KCS.

Several factors positively affected second quarter 1998 net income:

Pioneer Railroad Equipment operating income increased approximately $198,000 in the second quarter 1998, recording operating income of $227,000 compared to $28,000 in the same period last year. The PREL revenue increase resulted from Company efforts to increase utilization of its rail car fleet and the addition of higher earning boxcars to its fleet in late 1997.

The Alabama Railroad operating income increased approximately $54,000 in the second quarter 1998, recording operating income of $102,000 compared to $48,000 in the same period last year. The ALAB's increase resulted from increased loadings on the line.

The Alabama & Florida Railway operating income increased approximately $39,000 in the second quarter 1998, recording operating income of $184,000 compared to $145,000 in the same period last year. The AF's increase resulted primarily from a transportation mix that resulted in the handling of higher dollar revenue loads.

The Decatur Junction Railway operating income increased approximately $37,000 in the second quarter 1998, recording operating income of $68,000 compared to $31,000 in the same period last year. The DT's increase resulted not only from increases in grain loadings but also increases of non- agricultural commodities.

The Rochelle Railroad operating income increased approximately $57,000, in the second quarter 1998, recording operating income of $109,000 compared to $52,000 in the same period last year. The RRCO increase resulted from both increased rail loadings and freight rates in the quarter. As reported in the Company's Form 8-K filed June 18, 1998, it is anticipated that within a short period of time rail shipments to and from the Total Logistics Control facility will be handled by the city and not RRCO. TLC's traffic represents approximately 75% of the business on the line. The RRCO anticipates it will continue to handle traffic for the other two customers on the line. The loss of the Total Logistics Control business will have a significant negative impact on RRCO revenue and operating income and subsequently the operating revenue, operating income and net income of the consolidated operating results of Company.

Operating Revenue:

The increase in operating revenue in the second quarter 1998 of $143,000 was positively affected by a $288,000 increase in revenue from Pioneer Railroad Equipment resulting from increased revenue from the Company's railcar fleet which recorded revenues of $681,000 compared to $393,000 in the same period last year. In addition, the Alabama Railroad had an increase of approximately $38,000 in operating revenue in the second quarter of 1998 to $214,000 compared to $176,000 in the same period last year; the Alabama & Florida Railway had an increase of approximately $28,000 in operating revenue in the second quarter of 1998 to $392,000 compared to $364,000 in the same period last year; the Decatur Junction Railway had an increase of approximately $25,000 in operating revenue in the second quarter of 1998 to $100,000 compared to $75,000 in the same period last year; and the Michigan Southern had an increase of approximately $68,000 in operating revenue in the second quarter of 1998 to $322,000 compared to $254,000 in the same period last year. Increased car loadings in the period was the primary reason for the operating revenue increases on these railroads. Also, the Rochelle Railroad had an increase of approximately $77,000 in operating revenue in the second quarter of 1998 to $183,000 compared to $106,000 in the same period last year. The Rochelle increases resulted from increases in both rail loadings and freight rates in the quarter.

The increases in operating revenue from these subsidiaries was offset by a $256,000 operating revenue decrease by the Minnesota Central Railroad, which had operating revenue of $241,000 in the second quarter 1998 compared to $497,000 in the same period last year. Most of the decrease in MCTA operating revenue resulted from additional switching revenues recorded in 1997 due to adjustments involving time limits for the settlement of freight and switching liabilities required by railway accounting rules as established by the Association of American Railroads, the governing body of all North American railroads. The MCTA also was adversely effected by a decrease in loadings of grain resulting from market conditions and reduced loadings of clay resulting from a delay in the arrival of empty cars for clay loading from the Union Pacific. Also, the Fort Smith Railroad operating revenue decreased $77,000 in the second quarter 1998, recording revenues of $431,000 compared to $508,000 in the same period last year. This decrease resulted from the abscence of military car loads and also a reduction in overhead traffic handled from the Union Pacific Railroad to the AM and KCS.

The remaining operating subsidiaries had immaterial changes in revenue in the second quarter 1998 compared to the same period last year.

Operating Expense:

The increase in operating expense of $277,000 in the second quarter 1998 was the result of the following factors:

In the second quarter 1998, Pioneer Railroad Equipment Co., Ltd. had increased operating expense of $82,000, recording $476,000 compared to $394,000 in the same period last year, as a result of increased maintenance expense on the railcar fleet, increased depreciation expense and increased freight expense to relocate the railcar fleet in a manner that would maximize usage. The Michigan Southern Railroad had an increase in operating expense of $76,000, recording operating expense of $217,000 in the second quarter 1998 compared to $141,000 in the same period last year. Most of this increase resulted from increased personnel and transportation costs resulting from increased rail traffic. Support services provided by the parent company, Pioneer Railcorp, and also support services provided by Pioneer Railroad Services, increased operating expense $160,000 in the second quarter 1998. Most of this increase is related to increased payroll expenses related to hiring and retaining support personnel.

The remaining operating subsidiaries had no material changes in operating expense in the second quarter 1998 compared to the same period last year.

Other Income and Expense Income Statement Line Item Discussion:

Other income of $36,000 in the second quarter 1998 and $61,000 for the second quarter 1997 consists of real estate lease income, scrap income and other miscellaneous items. None of the other income transactions are material in nature when considered alone.

The Company experienced a decrease in interest expense of $34,000 in the second quarter 1997 compared to the same period last year as the result of the reduction in long term-debt from scheduled principal payments, and refinancing activities.

Net gain on fixed asset dispositions during the second quarter 1998 of $69,000 included a gain of $97,000 from the sale of railcars and a loss of $28,000 resulting from the sale of the Company's old corporate building in Chillicothe, Illinois. Net gain on fixed asset dispositions during the second quarter 1997 of $36,000 included $5,500 from the sale of an excess locomotive, $11,000 from the sale of a small parcel of land and $20,000 from the sale of a crane that was used sparingly in Company operations.

Summary: First Six Months 1998 Compared to First Six Months 1997.

The Company's net income in the first six months 1998 increased by 10% to $446,457 up from $405,262 in the same period last year. Operating revenue in the first six months 1998 increased by $567,000 or 9% to $6.8 million from $6.3 million in the same period last year. Operating expense increased in the first six months 1998 by $458,000 or 9% to $5.6 million from $5.1 million in the same period last year. Operating income increased in the first six months 1998 by $108,000 or 9% to $1,278,000 from $1,169,000 in the same period last year.

Several factors positively affected first six months 1998 net income:

Pioneer Railroad Equipment operating income increased $306,000, recording operating income of $675,000 compared to $369,000 in the same period last year. The PREL revenue increase resulted from Company efforts to increase utilization of its rail car fleet and the addition of higher earning boxcars to its fleet in late 1997.

The Alabama Railroad operating income increased approximately $30,000 in the first six months 1998, recording operating income of $116,000 compared to $86,000 in the same period last year. The ALAB's increase resulted from increased loadings on the line.

The Decatur Junction Railway operating income increased approximately $33,000 in the first six months 1998, recording operating income of $91,000 compared to $58,000 in the same period last year. The DT's increase resulted not only from increases in grain loadings but also increases of non- agricultural commodities. The Rochelle Railroad operating income increased approximately $115,000 in the first six months 1998, recording operating income of $204,000 compared to $89,000 in the same period last year. This increase resulted from increases in both rail loadings and freight rates in the period. As reported in the Company's Form 8-K filed June 18, 1998, it is anticipated that within a short period of time rail shipments to and from the Total Logistics Control facility will be handled by the city and not RRCO. TLC's traffic represents approximately 75% of the business on the line. The RRCO anticipates it will continue to handle traffic for the other two customers on the line. The loss of the Total Logistics Control business will have a significant negative impact on RRCO revenue and operating income and subsequently the operating revenue, operating income and net income of the consolidated operating results of Company.

The Michigan Southern Railroad had an increase in operating income of $25,000 in the first six months 1998, recording operating income of $191,000 compared to $166,000 in the same period last year. The increase is a direct result of increased loadings on the line.

Several factors adversely affected the first six months 1998 net income:

In the first six months 1998, the Minnesota Central Railroad had a decrease in operating income of $63,000, recording an operating loss of $66,000 compared to operating loss of $3,000 in the same period last year. Most of the decrease in MCTA operating income resulted from additional switching revenues recorded in 1997 due to adjustments involving time limits for the settlement of freight and switching liabilities required by railway accounting rules as established by the Association of American Railroads, the governing body of all North American railroads. The MCTA also was adversely effected by a decrease in loadings of grain resulting from market conditions and reduced loadings of clay resulting from a delay in the arrival of empty cars for clay loading from the Union Pacific.

In addition, the Fort Smith Railroad had a decrease in operating income of $143,000 in the first six months 1998, reporting operating income of $477,000 compared to $620,000 in the same period last year. This decrease resulted from the absence of military car loads and also a reduction in overhead traffic handled from the Union Pacific Railroad to the AM and KCS.

The Alabama & Florida Railway operating income decreased approximately $55,000 in the first six months 1998, recording operating income of $282,000 in the first six months 1998 compared to $337,000 in the same period last year. The AF's decrease in operating income resulted from the railroad being out of service for approximately 10 days in March as a result of severe flooding in southern Alabama. Several sections of the line remain out of service as described in more detail in Part II Item 5 of this report.

Operating Revenue:

The increase in operating revenue in the first six months 1998 of $567,000 was positively affected by a $440,000 increase in carhire revenue from PREL's railcar fleet which recorded revenue of $1,352,000 compared to $912,000 in the same period last year. In addition, increased car loadings resulted in increased revenues by the Keokuk Junction Railway of $118,000, recording operating revenue of $1,663,000 compared to $1,545,000 in the same period last year; the Rochelle Railroad which had $136,000 of increased operating revenue in the first six months 1998 recording $339,000 compared to $203,000 in the same period last year; and the Michigan Southern Railroad which had increased operating revenue of $98,000 in the first six months 1998 recording $568,000 compared to $470,000 in the same period last year.

Operating revenue in the first six months 1998 was adversely affected by a $157,000 operating revenue decrease by the Minnesota Central Railroad, which had operating revenue of $353,000 in the first six months 1998 compared to $510,000 in the same period last year. Most of the decrease in MCTA operating income resulted from additional switching revenues recorded in 1997 due to adjustments involving time limits for the settlement of freight and switching liabilities required by railway accounting rules as established by the Association of American Railroads, the governing body of all North American railroads. The MCTA also was adversely effected by a decrease in loadings of grain resulting from market conditions and reduced loadings of clay resulting from a delay in the arrival of empty cars for clay loading from the Union Pacific. Also, the Fort Smith Railroad operating revenue decreased $111,000 in the first six months 1998, recording revenues of $811,000 compared to $922,000 in the same period last year. This decrease resulted from the abscence of military car loads and also a reduction in overhead traffic handled from the Union Pacific Railroad to the AM and KCS.

The Alabama & Florida Railway operating revenue decreased approximately $33,000 in the first six months 1998, recording operating revenue of $685,000 compared to $718,000 in the same period last year. The AF's decrease in operating income resulted from the railroad being out of service for approximately 10 days in March as a result of severe flooding in southern Alabama. Several sections of the line remain out of service as described in more detail in Part II Item 5 of this report

The remaining operating subsidiaries had no material changes in operating revenues in the first six months 1998 compared to the same period last year.

Operating Expense:

The increase in operating expense of $458,000 in the first six months 1998 resulted from the following factors:

Pioneer Railroad Equipment Co., Ltd. had increased operating expense of $157,000, recording operating expense of $944,000 compared to $787,000 in the same period last year as a result of increased maintenance expense on the railcar fleet, increased depreciation expense and increased freight expense to relocate the railcar fleet in a manner that would maximize usage. The Michigan Southern Railroad had an increase in operating expense of $73,000, recording operating expense of $377,000 compared to $304,000 in the same period last year. Most of this increase resulted from increased personnel and transportation costs resulting from increased rail traffic. Support services provided by the parent company, Pioneer Railcorp, and also support services provided by Pioneer Railroad Services, increased operating expense $198,000 in the first six months 1998. Most of this increase is related to increased payroll expenses related to hiring and retaining support personnel.

The remaining operating subsidiaries had no material changes in operating expenses in the first six months 1998 compared to the same period last year.

Other Income and Expense Income Statement Line Item Discussion:

Other income of $105,000 for the first six months 1998 consists of real estate lease income, scrap income and other miscellaneous items. None of the other income transactions are material in nature when considered alone. Other income of $195,000 for the first six months 1997 consists of real estate lease income, scrap income and other miscellaneous items. None of the other income transactions are material in nature when considered alone.

The Company experienced a decrease in interest expense of $35,000 in the first six months 1998 compared to the same period last year as the result of the reduction in long term-debt from scheduled principal payments, and refinancing activities. Net gain on fixed asset dispositions during the first six months 1998 of $76,000 included a gain of $105,000 from the sale or disposition of railcars and a loss of $28,000 resulting from the sale of the Company's former corporate headquarters building in Chillicothe, Illinois.

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

The Company has working capital facilities totaling $1,100,000 of which $875,000 was available for use at the end of the second quarter 1998. In addition, the Company has seen the market value of its railcar fleet increase significantly over the last several years. This increase in value has resulted from the short supply of railcars compared to the increased demand for their use. The Company believes it could refinance or sell part of its railcar fleet and generate at least $1 million in cash.

In March 1996, the Company negotiated a credit facility with its primary bank to provide a $2.5 million annual revolving acquisition line of credit. This facility is collateralized by the common stock of the Alabama Railroad Co. and the Mississippi Central Railroad Co., as well as the Company's investment in stock of any subsidiaries acquired under the line. The interest rate for the line is currently 11%. The interest rate is adjustable quarterly to 2.5% over New York Prime, limited to a one percent annual increase or decrease, not to exceed 13.5% or be reduced below 10%. Any amounts drawn on the line must be repaid monthly over a seven year period. The line is fully available for use as of June 30, 1998.

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

In the second quarter 1998 the Company took advantage of the favorable interest rate environment and refinanced approximately $3.3 million of debt which had interest rates averaging 10% and replaced it with debt having fixed rate interest of approximately 8.3%. Over the next 5 years this transaction is projected to reduce interest expense by $250,000 and increase cashflow by $200,000.

On July 1, 1995, the Company's stock split and warrant issuance became payable to shareholders. The 2-for-1 stock split increased the number of shares issued and outstanding from 2,099,042 to 4,198,084. At the same time shareholders became entitled to purchase an additional 4,198,084 shares through stock warrants issued by the Company as dividends. One warrant was issued for each share of common stock held after the split, entitling the holder to purchase 1 share of common stock for $2.00 per share. The shares purchased through the exercise of the warrants must be held for 1 year from date of purchase. In 1998 400 warrants have been exercised. As of June 30, 1998, a total of 67,244 warrants originally issued had been exercised, and the Company realized $134,488 on the issuance of the warrants. The Company expects additional capital to be generated by the continued exercise of warrants but is uncertain as to the amount.

The Company granted 836,000 options to certain employees under its 1994 incentive stock option plan. The options are exercisable at prices equal to the market value of the Company's stock at the date of grant. The exercise price ranges from $1.50 to $4.40 per share. No options have been exercised in 1998. Since the plans inception a total of 69,700 options had been exercised and the Company has realized $104,550 on the exercise of the options. On June 15, 1998, the Company, acting upon a resolution approved by its Board of Directors, entered into agreements with employees to repurchase all of the outstanding stock options with exercise prices equal to or less than $1.65. In exchange for forfeiting the options, employees received a one-time adjustment to their base salary equal to $.15 per option share. In total, 441,512 options were forfeited as a result of these agreements. A total of 20,000 options remain exercisable at $1.50 and are held by an outside director. The primary reason this action was taken by the Board of Directors was to lessen the potential dilution to all common share holders from the exercise of the options based on the trading volume of the Company stock. As of June 30, 1998, a total of 238,759 options are outstanding under this plan.

On June 26, 1996, the Company's shareholders approved a stock option plan permitting the issuance of 407,000 shares of common stock. Options granted under the plan are incentive based except for the options granted to the CEO whose options are non-qualified. The options will be fully vested and will be exercisable as of July 1, 2001. The exercise date can be accelerated if Pioneer Railcorp common shares reach a closing price of $7.25 per share, or higher, for any consecutive 10-day period, as reported in The Wall Street Journal. The options will be exercisable at $2.75, the market price of the common shares at the date the options were granted, in whole or in part, within 10 years from the date of grant. As of June 30, 1998, a total of 272,000 options are outstanding under this plan.

The Company is currently negotiating with the Minnesota Department of Transportation for approximately $6.0 million of interest-free financing to rehabilitate the Minnesota Central Railroad. The Company is reviewing loan documents and as of the date of this report negotiations are still in process with no certainty as to what the outcome will be.

The City of Rochelle, Illinois terminated the Rochelle Railroad Co.'s lease agreement effective January 19, 1998. The City is seeking to replace the Rochelle Railroad as operator of the line with one of the on-line customers. The Rochelle Railroad is seeking damages, seeking relief from the Surface Transportation Board, and is also seeking to condemn the property. The outcome of these actions is uncertain. If the Rochelle Railroad ceases operating the railroad, it would have a material adverse effect on the Company's results of operation. In 1997 the Rochelle Railroad Co. generated $408,000 in revenue and $250,000 of operating income. In the second quarter of 1998 the Rochelle Railroad Co. generated $183,000 in revenue and $106,000 of operating income. In the first six months 1998 the Rochelle Railroad Co. generated $339,000 in revenue and $204,000 in operating income.

The Michigan Southern Railroad's lease expires in December 1998, and the Company has an option to purchase the stock and leased personal property of the railroad for $2.6 million. The Company believes it will exercise this purchase option in early October 1998. The purchase will be funded with long-term debt. In 1997 the Michigan Southern Railroad generated $1 million in revenue and $326,000 of operating income. In the second quarter of 1998 the Michigan Southern Railroad generated $322,000 in revenue and $105,000 of operating income, and in the first six months 1998 the Michigan Southern Railroad generated $568,000 of revenue and $191,000 of operating income.

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

Balance Sheet and Cash Flow Items:

The Company generated net cash from operating activities of $1,729,000 in the first six months 1998 compared to $1,192,000 in the same period last year. Net cash from operating activities for the first six months 1998 resulted primarily from $446,457 of net income, $786,864 of depreciation and amortization and an increase in accounts payable of $377,000. Most of the increase in accounts payable relates to repairs to the Company's railcars which were made by non-affiliated railroads late in the first six months 1998. This increase is a direct result of increased utilization of the Company's railcar fleet.

In the first six months 1998 the Company purchased approximately $846,000 of fixed assets and capital improvements. The capital additions included the purchase of 38 railcars at a total cost of $437,000 which were financed with long-term fixed-rate financing. In addition, the Company capitalized approximately $228,000 of track and structure repair primarily related to severe flooding in Alabama and Mississippi. Also, $40,000 in railcar and locomotive betterments, $53,000 of leasehold improvements to the Pioneer Industrial Railway track, $33,000 for the purchase of industrial development land, and miscellaneous capital expenditures of approximately $55,000 for equipment and other assets were capitalized in the first six months 1998. All capital expenditures other than the purchase of railcars were financed with working capital cash flow.

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


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Shareholders was held on June 16, 1998 at the Company's headquarters in Peoria, Illinois. All five seats on the Board of Directors were up for election at this meeting. Directors Guy L. Brenkman, J. Michael Carr, Orvel L. Cox, Timothy F. Shea, and John S. Fulton were re-elected for a one year term.

In addition to the election of the Board of Directors, shareholders ratified the appointment of McGladrey & Pullen, LLP, Certified Public Accountants and Consultants, as the Company's independent public accountants for the coming year.

The vote totals for the matters voted upon at the Annual Meeting were as follows:

    Proposal                                         Votes For   Votes Withheld   Abstained
------------------------------------------------     ---------   --------------   ---------
Nomination of Guy L. Brenkman
to the Board of Directors ......................     4,205,822        81,600        35,919

Nomination of Orvel L. Cox
to the Board of Directors ......................    4,287,372            50         35,919

Nomination of Timothy F.Shea
to the Board of Directors ......................     4,203,072        83,850        35,919

Nomination of John S. Fulton
to the Board of Directors ......................     4,206,172        81,250        35,919

Nomination of J. Michael Carr
to the Board of Directors ......................     4,287,422             0        35,919

Ratification of McGladrey & Pullen, LLP
as Independent Auditor .........................     4,295,572        12,100         5,950

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

On April 2, 1998, Pioneer Railcorp's Board of Directors declared a $.02 per common share dividend payable to shareholders of record as of April 30, 1998, and was paid June 5, 1998. The total dividend paid out was $92,200.94 to 4,610,047 shareholders.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

Exhibit # 11 - Statement re computation of per share earnings.

Exhibit # 27 - Financial data schedule.

Exhibit # 20.1 Notice of Annual Meeting and Proxy Statement used to solicit votes for the Annual Meeting of Shareholders, held June 16, 1998.

Exhibit # 20.2 Form of Ballot used at the Annual Meeting on June 16, 1997.

Exhibit # 20.3 Annual Report for 1997 sent to shareholders with the Notice of Annual Meeting and Proxy Statement.

The following reports were filed on Form 8-K during the second quarter 1998:

(1) Form 8-K filed June 18, 1998 regarding the Rochelle Railroad operating situation.

(2) Form 8-K filed June 18, 1998 regarding the repurchase of employee stock .

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on it's behalf by the undersigned thereunto duly authorized.





PIONEER RAILCORP
(Registrant)




                              /s/ Guy L. Brenkman
       8/05/98                ---------------------------------------
        DATE                  GUY L. BRENKMAN
                              PRESIDENT & CEO



                              /s/ J. Michael Carr
       8/05/98                ----------------------------------------
       DATE                   J. MICHAEL CARR
                              TREASURER & CHIEF
                              FINANCIAL OFFICER