Form 10QSB
period 1998-09-30
PIONEER RAILCORP
filed 1998-10-27
CIK 796374

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                    For the quarter ended September 30, 1998

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

                                    4,610,447
           ----------------------------------------------------------
           (Shares of Common Stock outstanding on September 30, 1998)

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS




PIONEER RAILCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
Quarters Ended September 30, 1998 and 1997
Nine Months Ended September 30, 1998 and 1997

UNAUDITED

                                                         Third Quarter              First Nine Months
                                                   -------------------------    -------------------------
                                                       1998          1997           1998         1997
                                                   -------------------------    -------------------------
Operating revenue ...............................   $3,481,246    $3,323,716    $10,367,582    $9,646,945
                                                    -----------------------------------------------------

Operating expenses
   Maintenance of way ...........................      254,934       403,926        963,697        985,701
   Maintenance of equipment .....................      391,337       372,532      1,209,648      1,131,883
   Transportation expense .......................      910,689       838,496      2,444,232      2,330,582
   Administrative expense .......................      894,379       841,335      2,659,060      2,418,077
   Depreciation  & amortization .................      395,963       371,590      1,182,827      1,115,614
                                                    ------------------------------------------------------
                                                     2,847,302     2,827,879      8,459,464      7,981,857
                                                    ------------------------------------------------------

Operating income ................................      633,944       495,837      1,908,118      1,665,088
                                                    ------------------------------------------------------

Other income & expense
   Other (income) expense .......................      (50,798)      (50,111)      (156,361)      (244,931)
   Interest expense, equipment ..................      171,364       188,135        570,432        585,753
   Interest expense, other ......................      137,200       166,595        394,014        461,488
   Net (gain) loss on sale of fixed assets ......       11,824       (40,549)       (63,871)      (105,113)
                                                    ------------------------------------------------------
                                                       269,590       264,070        744,214        697,197
                                                    ------------------------------------------------------

Income before income taxes ......................      364,354       231,767      1,163,904        967,891

Provision for income taxes ......................      130,277        75,921        424,677        344,171
                                                    ------------------------------------------------------

Income before minority interest in preferred
   stock dividends of consolidated subsidiaries .   $  234,077    $  155,846    $   739,227    $   623,720

Minority interest in preferred stock dividends of
    consolidated subsidiaries ...................   $   31,308    $   31,308    $    93,924    $    93,924


Net income ......................................   $  202,769    $  124,538    $   645,303    $   529,796
                                                    ======================================================

Basic earnings per common share .................   $     0.04    $     0.03    $      0.14    $      0.12
                                                    ======================================================

Diluted earnings per common share ...............   $     0.04    $     0.03    $      0.14    $      0.11
                                                    =======================================================

Cash dividends per common share .................   $     0.00    $     0.00    $      0.02    $      0.00
                                                    ======================================================

PIONEER RAILCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
September 30, 1998 and December 31, 1997

UNAUDITED
                                                       September 30  December 31
                                                          1998          1997
                                                       -----------   -----------
ASSETS
Current Assets
   Cash .............................................  $   712,419   $   407,428
   Accounts receivable, less allowance
     for doubtful accounts 1998 $98,834; 1997 $82,375    2,625,711     2,367,509
   Inventories ......................................      348,679       351,331
   Prepaid expenses .................................      259,769       192,952
   Income tax refund claims .........................       74,434        74,602
   Deferred taxes ...................................       66,400        66,400
                                                       -------------------------
        Total current assets ........................    4,087,412     3,460,222
                                                       -------------------------
Property and Equipment less accumulated
  depreciation 1998 $5,642,400; 1997 $4,602,015 .....   19,665,449    19,974,702
                                                       -------------------------
Intangible Assets, less accumulated amortization
  1998 $236,968; 1997 $197,724 ......................    1,079,024     1,117,205
                                                       -------------------------
Investments, cash value of life insurance ...........      108,993        95,547
                                                       -------------------------
Total assets ........................................  $24,940,878   $24,647,676
                                                       =========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable .................................  $ 2,667,268   $ 2,518,190
   Notes payable ....................................      369,495       250,034
   Income taxes payable .............................      369,253        61,749
   Current maturities of long-term debt .............    1,989,449     1,836,132
   Accrued liabilities ..............................      464,494       432,145
                                                       -------------------------
        Total current liabilities ...................    5,859,959     5,098,250
                                                       -------------------------

Long-term debt, net of current maturities ...........   11,429,084    12,465,498
Deferred income taxes ...............................    2,250,700     2,250,700
                                                       -------------------------
        Total liabilities & debt ....................   19,539,743    19,814,448
                                                       -------------------------

Minority interest in subsidiaries ...................    1,186,000     1,186,000

Stockholders' Equity
   Common stock .....................................        4,607         4,607
   Additional paid-in capital .......................    2,041,003     2,040,203
   Retained earnings ................................    2,169,525     1,602,418
                                                       -------------------------
        Total stockholders' equity ..................    4,215,135     3,647,228
                                                       -------------------------
Total liabilities and equity ........................  $24,940,878   $24,647,676
                                                       =========================

PIONEER RAILCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
FIRST NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

UNAUDITED

                                                                      First Nine Months
                                                                    1998            1997
                                                                 -----------    -----------
Cash Flows From Operating Activities
Net income ...................................................   $   645,303    $   529,796
Adjustments to reconcile net income to net cash
provided by operating activities:
           Minority interest in preferred stock dividends of
             consolidated subsidiaries .......................        93,924         93,924
           Depreciation ......................................     1,143,582      1,070,735
           Amortization ......................................        39,245         44,879
           Increase in cash value life insurance .............       (13,446)       (14,724)
           (Gain) on sale of property & equipment ............       (63,871)      (105,113)
           Deferred taxes ....................................           -0-        250,000
Change in assets and liabilities, net of effects from
           acquisition of subsidiaries
           (Increase) decrease accounts receivable ...........      (258,202)      (114,876)
           (Increase) decrease inventories ...................         2,652         18,181
           (Increase) decrease prepaid expenses ..............       (66,817)       (16,823)
           (Increase) decrease intangible assets .............           207         (4,715)
           Increase (decrease) accounts payable ..............       149,078        (45,025)
           (Increase) decrease income tax refund claims ......           168         11,635
           Increase (decrease) income tax payable ............       307,504         70,708
           Increase (decrease) accrued liabilities ...........        32,349        181,976
                                                                  -------------------------
           Net cash provided by operating activities .........     2,011,676      1,970,558
                                                                  -------------------------

Cash Flows From Investing Activities
           Proceeds from sale of property & equipment ........       315,706        194,959
           Purchase of property & equipment, net of property
                and equipment from acquisition of subsidiaries    (1,087,439)      (645,899)
           Sale of subsidiary stock (Columbia & Northern) ....           -0-         15,000
           Acquisition of subsidiaries, net of cash acquired .           -0-            -0-
                                                                  -------------------------
           Net cash (used in) investing activities ...........      (771,733)      (435,940)
                                                                  -------------------------

Cash Flows From Financing Activities
           Proceeds from short-term borrowings, net of debt
              assumed in acquisition of subsidiaries .........     2,813,442      2,122,544
           Proceeds from long-term borrowings, net of debt
              assumed in acquisition of subsidiaries .........     3,779,181        207,927
           Payments on short-term borrowings .................    (2,693,981)    (2,143,701)
           Payments on long-term borrowings ..................    (4,662,278)    (1,386,598)
           Repurchase of minority interest
           Cash dividends paid ...............................       (92,201)           -0-
           Proceeds from warrants and options exercised ......           800         59,090
           Payments to minority interest .....................       (79,915)       (79,915)
                                                                  -------------------------
           Net cash provided by financing activities: ........      (934,952)    (1,220,653)
                                                                  -------------------------

Net increase (decrease) in cash ..............................       304,991        313,965
Cash, beginning of period ....................................       407,428        501,212
                                                                  -------------------------
Cash, end of period ..........................................    $   712,419   $   815,177
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

NOTE 4.   STOCK OPTION PLANS

On April 12, 1994, Pioneer adopted, with the subsequent approval of its shareholders, a stock option plan permitting the issuance of up to 836,000 shares of common stock. Options granted under the plan were incentive based. The options became exercisable on July 5, 1995 at a price equal to the market value of the common stock at the date of grant, and the effect on earnings per share has been reflected in the accompanying financial statements. As of September 30, 1998, a total of 238,759 options are outstanding under this plan after forfeitures and exercises.

On June 26, 1996, the Company's shareholders approved a stock option plan permitting the issuance of 407,000 shares of common stock. Options granted under the plan are incentive based except for the options granted to the CEO whose options are non-qualified. The options are fully vested and will be exercisable as of July 1, 2001, and the effect on earnings per share has been reflected in the accompanying financial statements. The exercise date can be accelerated if Pioneer Railcorp common shares reach a closing price of $7.25 per share, or higher, for any consecutive 10-day period, as reported in The Wall Street Journal. The options will be exercisable at the market price of the common shares at the date the options were granted, in whole or in part, within 10 years from the date of grant. As of September 30, 1998, a total of 272,000 options are outstanding under this plan after forfeitures of 135,000 shares.


NOTE 5.   STOCK SPLIT AND STOCK WARRANTS ISSUED AS DIVIDENDS

On May 16, 1995 the Board of Directors authorized a 2 for 1 stock split to shareholders of record June 30, 1995, payable July 1, 1995. This increased the outstanding common shares to 4,198,084 from 2,099,042. In addition, on June 24, 1995 the shareholders ratified an amendment to the Articles of Incorporation authorizing the issuance of stock warrants as a dividend to shareholders immediately after the stock split. Each shareholder received one warrant for each share of common stock owned. Each warrant permits shareholders to purchase an additional share of common stock at a predetermined price of $2 per share. The warrants expire on July 1, 2015, and the effect of the warrants on earnings per share has been reflected in the accompanying financial statements. As of September 30, 1998, a total of 67,244 warrants had been exercised since their issuance on June 24, 1995.

NOTE 6. MINORITY INTERESTS IN SUBSIDIARIES

Three of the Company's subsidiaries have preferred stock outstanding. This stock is accounted for as minority interest in subsidiaries, and dividends on the stock are accounted for as a current expense.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

The Company operated the following thirteen railroads during the third quarter of 1998: West Michigan Railroad Co. (WMI), Wabash & Western Railway Co. d/b/a Michigan Southern Railroad (MSO), Fort Smith Railroad Co. (FSR), Alabama Railroad Co. (ALAB), Mississippi Central Railroad Co. (MSCI), Alabama & Florida Railway Co., Inc. (AF), Decatur Junction Railway Co. (DT), Vandalia Railroad Company (VRRC), Minnesota Central Railroad Co. (MCTA), Keokuk Junction Railway Co. (KJRY), Rochelle Railroad Co. (RRCO), Shawnee Terminal Railway Company
(STR), and Pioneer Industrial Railway Co.(PRY). The Company also operated four railroad-related subsidiaries, Pioneer Resources, Inc. (PIR), Pioneer Railroad Equipment Co., Ltd. (PREL), Pioneer Railroad Services, Inc. (PRSI), and Pioneer Air, Inc. (PAR).

Summary: Third Quarter 1998 Compared to Third Quarter 1997.

The Company's net income in the third quarter 1998 increased by 63% to $202,769 up from $124,538 in the same period last year. Operating revenue in the third quarter 1998 increased by $158,000 or 5% to $3.48 million from $3.33 million in the same period last year. Operating expense increased in the third quarter 1998 by approximately $20,000 or less than 1% to $2.84 million from $2.82 million in the same period last year. Operating income increased in the third quarter 1998 by $138,000 or 28% to $634,000 up from $496,000 in the same period last year.

Operating Revenue:

The increase in operating revenue in the third quarter 1998 of $158,000 was positively affected by a $127,000 increase in revenue from Pioneer Railroad Equipment resulting from increased revenue from the Company's railcar fleet which recorded revenues of $573,000 compared to $446,000 in the same period last year. In addition, the Alabama Railroad had an increase of approximately $80,000 in operating revenue in the third quarter of 1998 to $275,000 compared to $195,000 in the same period last year; the Alabama & Florida Railway had an increase of approximately $37,000 in operating revenue in the third quarter of 1998 to $391,000 compared to $354,000 in the same period last year; the Decatur Junction Railway had an increase of approximately $71,000 in operating revenue in the third quarter of 1998 to $102,000 compared to $31,000 in the same period last year; and the Michigan Southern had an increase of approximately $36,000 in operating revenue in the third quarter of 1998 to $305,000 compared to $269,000 in the same period last year. Increased car loadings in the period was the primary reason for the operating revenue increases on these railroads.

The increases in operating revenue from these subsidiaries was offset by a $144,000 operating revenue decrease by the Minnesota Central Railroad, which had operating revenue of $247,000 in the third quarter 1998 compared to $391,000 in the same period last year. Most of the decrease in MCTA operating revenue resulted from decreased car loadings of grain and clay resulting from market conditions (grain) and track conditions. The Rochelle Railroad had a decrease in operating revenue of $37,000 ( 33%) in the third quarter 1998 recording revenue of $76,000 compared to $113,000 in the same period last year. This decrease is a result of the lost business resulting from the joint operation of the railroad associated with the City of Rochelle, Illinois terminating the RRCO's lease and replacing RRCO as operator of the line with one of the on-line customers. The Vandalia Railroad had a decrease in operating revenue of $27,000 (26%) in the third quarter 1998 recording revenue of $77,000 compared to $104,000 in the same period last year. This decrease is the result of a down-turn in the business of one of the major customers on the line.

The remaining operating subsidiaries had immaterial changes in revenue in the third quarter 1998 compared to the same period last year.

Operating Expense:

The increase in operating expense of $20,000 in the third quarter 1998 was the result of the following factors:

In the third quarter 1998, maintenance of way expense decreased as a result of the capitalization of labor expense related to rehabilitation projects on the Alabama Railroad, Alabama & Florida Railway, Minnesota Central Railroad and the Mississippi Central Railroad. The total amount of labor capitalized was approximately $105,000. The maintenance of equipment expense increase was the result of increased maintenance expense on the railcar fleet. The increase in transportation expense is the result of normal activities associated with the increased car loadings in the period.

The remaining operating subsidiaries had no material changes in operating expense in the third quarter 1998 compared to the same period last year.

Other Income and Expense Income Statement Line Item Discussion:

Other income of $51,000 in the third quarter 1998 and $50,000 for the third quarter 1997 consists of real estate lease income, scrap income and other miscellaneous items. None of the other income transactions are material in nature when considered alone.

The Company experienced a decrease in interest expense of $46,000 in the third quarter 1998 compared to the same period last year as the result of the reduction in long term-debt from scheduled principal payments, and refinancing activities.

Net loss on fixed asset dispositions during the third quarter 1998 of $12,000 included a gain of $4,000 from the sale of two railcars and a loss of $16,000 resulting from the destruction of a railcar. Net gain on fixed asset dispositions during the third quarter 1997 of $40,000 included $32,000 from the sale of an excess locomotive and $7,800 from the disposal of two railcars.

Summary: First Nine Months 1998 Compared to First Nine Months 1997.

The Company's net income in the first nine months 1998 increased by 22% to $645,303 up from $529,796 in the same period last year. Operating revenue in the first nine months 1998 increased by $721,000 or 7% to $10.4 million from $9.6 million in the same period last year. Operating expense increased in the first nine months 1998 by $477,000 or 6% to $8.46 million from $7.99 million in the same period last year. Operating income increased in the first nine months 1998 by $243,000 or 15% to $1,908,000 from $1,665,000 in the same period last year.

Operating Revenue:

The increase in operating revenue in the first nine months 1998 of $721,000 was positively affected by a $555,000 increase in carhire revenue from PREL's railcar fleet which recorded revenue of $1,981,000 compared to $1,426,000 in the same period last year. In addition, increased car loadings resulted in increased revenues by several railroad subsidiaries including the Keokuk Junction Railway which had $255,000 of increased operating revenue in the first nine months 1998 recording operating revenue of $2,421,000 compared to $2,166,000 in the same period last year; the Rochelle Railroad which had $99,000 of increased operating revenue in the first nine months 1998 recording $415,000 compared to $316,000 in the same period last year; the Decatur Junction which had $81,000 of increased operating revenue in the first nine months 1998 recording $273,000 compared to $192,000 in the same period last year; and the Michigan Southern Railroad which had increased operating revenue of $134,000 in the first nine months 1998 recording $874,000 compared to $740,000 in the same period last year. Pioneer Industrial Railway, which began operations in February 1998 had operating revenue of $104,000 in the first nine months 1998.

Operating revenue in the first nine months 1998 was adversely affected by a $303,000 operating revenue decrease by the Minnesota Central Railroad, which had operating revenue of $606,000 in the first nine months 1998 compared to $909,000 in the same period last year. The decrease in MCTA operating income resulted from additional switching revenues recorded in 1997 due to adjustments involving time limits for the settlement of freight and switching liabilities required by railway accounting rules as established by the Association of American Railroads, the governing body of all North American railroads. The MCTA also was adversely effected by a decrease in loadings of grain resulting from market conditions and reduced loadings of clay resulting from a delay in the initial arrival of empty cars for clay loading from the Union Pacific. MCTA track conditions also adversely effected car loadings in the first nine months 1998.

The remaining operating subsidiaries had no material changes in operating revenues in the first nine months 1998 compared to the same period last year.

Operating Expense:

The increase in operating expense of $478,000 in the first nine months 1998 resulted from the following factors:

Pioneer Railroad Equipment Co., Ltd. had increased operating expense of $213,000, recording operating expense of 1,394,000 compared to $1,181,000 in the same period last year as a result of increased maintenance expense on the railcar fleet, increased depreciation expense and increased freight expense to relocate the railcar fleet in a manner that would maximize usage. The Michigan Southern Railroad had an increase in operating expense of $96,000, recording operating expense of $583,000 compared to $487,000 in the same period last year. Most of this increase resulted from increased personnel and transportation costs resulting from increased rail traffic. Pioneer Industrial Railway, which began operations in February 1998 had operating expense of $99,000 in the first nine months 1998. Support services provided by the parent company, Pioneer Railcorp, and also support services provided by Pioneer Railroad Services, increased operating expense $268,000 in the first nine months 1998. Most of this increase is related to increased payroll expenses related to hiring and retaining support personnel.

The remaining operating subsidiaries had no material changes in operating expenses in the first nine months 1998 compared to the same period last year.

Other Income and Expense Income Statement Line Item Discussion:

Other income of $156,000 for the first nine months 1998 and $245,000 for the first nine months 1997 consists of real estate lease income, scrap income and other miscellaneous items. None of the other income transactions are material in nature when considered alone.

The Company experienced a decrease in interest expense of $83,000 in the first nine months 1998 compared to the same period last year as the result of the reduction in long term-debt from scheduled principal payments, and refinancing activities. Net gain on fixed asset dispositions during the first nine months 1998 of $64,000 included a net gain of $92,000 from the sale or disposition of railcars and a loss of $28,000 resulting from the sale of the Company's former corporate headquarters building in Chillicothe, Illinois. Net gain on fixed asset dispositions during the first nine months 1997 of $105,000 included $62,000 from the sale of three excess locomotives, $13,000 from the disposition of three railcars, $11,000 from the sale of a small parcel of land and $20,000 from the sale of a crane that was used sparingly in operations.

Year 2000 Compliance:

The Year 2000 compliance issue exists because many computer systems and applications currently use two-digit fields to designate a year. As the century date change occurs, date-sensitive systems may either fail or not operate properly unless the underlying programs are modified or replaced.

The Company has initiated a program to ensure that all computer applications will be Year 2000 compliant by the year-end 1998. The program includes engaging an outside consultant to review all of the Company's computer hardware and software, as well as to confirm with outside vendors that their products are Year 2000 compliant. Based on this review the Company believes its internal systems and the major systems it depends upon from third parties will be Year 2000 compliant on a timely basis. Although final cost estimates have not been determined, it is not expected that these expenses will have a material impact on the Company's financial condition, liquidity, or results of operations.

Liquidity and Capital Resources:

The Company primarily uses cash generated from operations to fund working capital needs and relies on long-term financing for Railcars, new operating subsidiaries, and other significant capital expenditures.

The Company has working capital facilities totaling $1,200,000 of which $974,000 was available for use at the end of the third quarter 1998. In addition, the Company has seen the market value of its railcar fleet increase significantly over the last several years. This increase in value has resulted from the short supply of railcars compared to the increased demand for their use. The Company believes it could refinance or sell part of its railcar fleet and generate at least $1 million in cash.

In March 1996, the Company negotiated a credit facility with its primary bank to provide a $2.5 million annual revolving acquisition line of credit. This facility is collateralized by the common stock of the Alabama Railroad Co. and the Mississippi Central Railroad Co., as well as the Company's investment in stock of any subsidiaries acquired under the line. The interest rate for the line is currently 11%. The interest rate is adjustable quarterly to 2.5% over New York Prime, limited to a one percent annual increase or decrease, not to exceed 13.5% or be reduced below 10%. Any amounts drawn on the line must be repaid monthly over a seven year period. The line is fully available for use as of September 30, 1998.

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

On July 1, 1995, the Company's stock split and warrant issuance became payable to shareholders. The 2-for-1 stock split increased the number of shares issued and outstanding from 2,099,042 to 4,198,084. At the same time shareholders became entitled to purchase an additional 4,198,084 shares through stock warrants issued by the Company as dividends. One warrant was issued for each share of common stock held after the split, entitling the holder to purchase 1 share of common stock for $2.00 per share. The shares purchased through the exercise of the warrants must be held for 1 year from date of purchase. In 1998 400 warrants have been exercised. As of September 30, 1998, a total of 67,244 warrants originally issued had been exercised, and the Company realized $134,488 on the issuance of the warrants. The Company expects additional capital to be generated by the continued exercise of warrants but is uncertain as to the amount.

The Company granted 836,000 options to certain employees under its 1994 incentive stock option plan. The options are exercisable at prices equal to the market value of the Company's stock at the date of grant. The exercise price ranges from $1.50 to $4.40 per share. No options have been exercised in 1998. Since the plans inception a total of 69,700 options had been exercised and the Company has realized $104,550 on the exercise of the options. On June 15, 1998, the Company, acting upon a resolution approved by its Board of Directors, entered into agreements with employees to repurchase all of the outstanding stock options with exercise prices equal to or less than $1.65. In exchange for forfeiting the options, employees received a one-time adjustment to their base salary equal to $.15 per option share. In total, 441,512 options were forfeited as a result of these agreements. A total of 20,000 options remain exercisable at $1.50 and are held by an outside director. The primary reason this action was taken by the Board of Directors was to lessen the potential dilution to all common share holders from the exercise of the options based on the trading volume of the Company stock. As of September 30, 1998, a total of 238,759 options are outstanding under this plan.

On June 26, 1996, the Company's shareholders approved a stock option plan permitting the issuance of 407,000 shares of common stock. Options granted under the plan are incentive based except for the options granted to the CEO whose options are non-qualified. The options will be fully vested and will be exercisable as of July 1, 2001. The exercise date can be accelerated if Pioneer Railcorp common shares reach a closing price of $7.25 per share, or higher, for any consecutive 10-day period, as reported in The Wall Street Journal. The options will be exercisable at $2.75, the market price of the common shares at the date the options were granted, in whole or in part, within 10 years from the date of grant. As of September 30, 1998, a total of 272,000 options are outstanding under this plan.

The Company is currently negotiating with the Minnesota Department of Transportation for approximately $4.0 million of interest-free financing to rehabilitate the Minnesota Central Railroad. As of the date of this report negotiations are still in process with no certainty as to what the outcome will be.

The City of Rochelle, Illinois terminated the Rochelle Railroad Co.'s lease agreement effective January 19, 1998. The City is seeking to replace the Rochelle Railroad as operator of the line with one of the on-line customers. The Rochelle Railroad is seeking damages, seeking relief from the Surface Transportation Board, and is also seeking to condemn the property. The outcome of these actions is uncertain. If the Rochelle Railroad ceases operating the railroad, it would have a material adverse effect on the Company's results of operation. In 1997 the Rochelle Railroad Co. generated $408,000 in revenue and $250,000 of operating income. In the third quarter of 1998 the Rochelle Railroad Co. generated $76,000 in revenue and $19,000 of operating income. In the first nine months 1998 the Rochelle Railroad Co. generated $415,000 in revenue and $224,000 in operating income.

The Michigan Southern Railroad's lease expires in December 1998, and the Wabash & Western Railway Co., d/b/a Michigan Southern Railroad ("Wabash"), a wholly-owned subsidiary of Pioneer Railcorp, reached an agreement with Gordon D. Morris, Michigan Southern Railroad Co., Inc., and Morris Leasing, Ltd. ("Leasing"), the entities from which Wabash currently leases its rail lines, to acquire the stock of Michigan Southern Railroad Co., Inc. and the leased assets of Morris and Leasing for $2.4 million. The Company believes this transaction will close on January 1, 1999. The purchase will be funded with long-term debt. In 1997 the Michigan Southern Railroad generated $1 million in revenue and $326,000 of operating income. In the third quarter of 1998 the Michigan Southern Railroad generated $305,000 in revenue and $99,000 of operating income, and in the first nine months 1998 the Michigan Southern Railroad generated $874,000 of revenue and $290,000 of operating income.

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

Balance Sheet and Cash Flow Items:

The Company generated net cash from operating activities of $2,012,000 in the first nine months 1998 compared to $1,971,000 in the same period last year. Net cash from operating activities for the first nine months 1998 resulted primarily from $645,303 of net income, $1,183,000 of depreciation and amortization and an increase in income tax payable of $308,000.

In the first nine months 1998 the Company purchased approximately $1,087,000 of fixed assets and capital improvements. The capital additions included the purchase of 60 railcars at a total cost of approximately $525,000, all financed with long-term fixed-rate financing. In addition, the Company capitalized approximately $247,000 of track and structure repair primarily related to severe flooding in Alabama and Mississippi. Also, $65,000 in railcar and locomotive betterments, $60,000 of leasehold improvements to the Pioneer Industrial Railway track, $46,000 for the purchase of industrial development land, and miscellaneous capital expenditures of approximately $144,000 for equipment and other assets were capitalized in the first nine months 1998. All capital expenditures other than the purchase of railcars were financed with working capital cash flow.

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


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters  were  submitted to a vote of security  holders in the third  quarter
1998.

Item 5.   OTHER INFORMATION

The Alabama & Florida Railway had five miles of track washed out as a result of severe floods and heavy rains in March 1998. This damage has cut off rail service between Andalusia and the end of the line in Geneva, Alabama. The customers affected by the washout had not previously been heavy users of the railroad, although several opportunities for significantly increased loads which had just begun to be realized in the first quarter of 1998 have been lost until such time the railroad is repaired. The total estimated cost to repair the flood damage was finalized at approximately $658,000, lower then previous estimates by the Company. The Company was awarded a federal grant for the full amount required to restore the track and expects all repairs to be completed in the spring of 1999.

On April 2, 1998, Pioneer Railcorp's Board of Directors declared a $.02 per common share dividend payable to shareholders of record as of April 30, 1998, and was paid June 5, 1998. The total dividend paid out was $92,200.94.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

Exhibit # 11 - Statement re  computation of per share  earnings.
Exhibit # 27 - Financial data schedule.

No reports were filed on Form 8-K during the third quarter 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on it's behalf by the undersigned thereunto duly authorized.

PIONEER RAILCORP
(Registrant)

                              /s/ Guy L. Brenkman
      10/27/98                -----------------------------------
        DATE                  GUY L. BRENKMAN
                              PRESIDENT & CEO


                              J. Michael Carr
      10/27/98                -----------------------------------
        DATE                  J. MICHAEL CARR
                              TREASURER & CHIEF FINANCIAL OFFICER