Form 10KSB
period 1998-12-31
PIONEER RAILCORP
filed 1999-03-29
CIK 796374

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

              Annual Report Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1998

                        Commission File Number 33-6658-C

                                Pioneer Railcorp
             (Exact name of Registrant as specified in its charter)

            Iowa                                                  37-1191206
-------------------------------                              -------------------
(State or other jurisdiction of                              (IRS Employer ID #)
incorporation or organization)

  1318 S. Johanson Rd., Peoria, IL                                  61607
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip code)

Registrant's telephone number:     309-697-1400

Securities registered pursuant to Section 12(g) of the Act:

Title of each Class Name of each exchange on which registered Common Stock, Class A Nasdaq SmallCap Market , Chicago Stock Exchange

Securities registered pursuant to 12(g) of the Act:

                    Common stock, Class A ($.001 par value)
                      Common Stock, Class B (no par value)
                    ---------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

Issuer's revenues for the fiscal year ended December 31, 1998 were $13,514,428

The aggregate market value of voting stock held by non-affiliates of the Registrant on March 19, 1999 was $12,799,249

                                    4,610,597
             -------------------------------------------------------
             (Shares of Common Stock outstanding on March 19 , 1999)

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


             The remainder of this page is intentionally left blank

PART I

Item 1.  Business

General
-------

Pioneer Railcorp, an Iowa corporation, is a railroad holding company. As used in this Form 10-KSB, unless the context requires otherwise, the term "Company" or "PRC" refers to the parent, Pioneer Railcorp and its subsidiaries: West Michigan Railroad Co. (WMI), Wabash & Western Railway Co. d/b/a Michigan Southern Railroad (MSO), Fort Smith Railroad Co. (FSR), Alabama Railroad Co. (ALAB), Mississippi Central Railroad Co. (MSCI), Alabama & Florida Railway Co., Inc.
(AF), Decatur Junction Railway Co. (DT), Vandalia Railroad Company (VRRC), Minnesota Central Railroad Co. (MCTA), Keokuk Junction Railway Co. (KJRY), Rochelle Railroad Co. (RRCO), Shawnee Terminal Railway Company (STR), Pioneer Industrial Railway Co. (PRY), Pioneer Resources, Inc. (PRI), Pioneer Railroad
Equipment Co., Ltd. (PREL), Pioneer Air, Inc. (PAR), and Pioneer Railroad Services, Inc. (PRS).

The Company operates in two business activities - railroad transportation and railroad equipment leasing. Railroad transportation is provided by the Company's wholly-owned short line railroad subsidiaries whose rail system provides shipping links for customers along its routes and interchanges with six major railroads, Burlington Northern Santa Fe Railroad (BNSF), Conrail, Inc. (CR), CSX Transportation (CSX), Illinois Central Railroad (IC), Norfolk Southern Railway
(NS) and Union Pacific Railroad (UP). Additionally, the Company's railroad subsidiaries have interchanges with five smaller railroads, the Kansas City Southern Railway (KCS), the Arkansas & Missouri Railroad (AM), the Twin Cities & Western Railway (TCWR), the Toledo, Peoria & Western Railway Corporation (TPW), and Indiana Northeastern Railroad Company (IN). PRC's rail system is devoted to carrying freight. The Company also seeks to encourage development on or near, and utilization of, the real estate right of way of its operating railroads by potential shippers as a source of additional revenue and also generates revenue by granting to various entities, such as utilities, pipeline and communications companies and non-industrial tenants, the right to occupy its railroad right of way and other real estate property. The Company's railroad equipment leasing operation provides locomotives, railcars and other railroad related vehicles and equipment to the Company's operating railroad subsidiaries. In addition, the Company's railroad equipment leasing operation leases rail equipment to, and repairs rail equipment owned by others.

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

On March 25, 1996, Pioneer Railcorp through its wholly-owned subsidiary Rochelle Railroad Co. (RRCO) signed a one year lease with the city of Rochelle, Illinois, to operate approximately 2 miles of track serving the Rochelle Industrial Park. The line interchanges with the BNSF and the UP. Train operations began April 15, 1996. The lease required RRCO to make monthly payments to the city on a per car basis and to maintain the trackage. The railroad's principal commodity is frozen foods. The City of Rochelle, Illinois, terminated the Rochelle Railroad Co.'s lease agreement effective January 19, 1998, however, Rochelle Railroad Co. continued to operate on the trackage until November 13, 1998 pending the outcome of certain legal proceedings.

On November 13, 1996, Pioneer Railcorp purchased 100% of the common stock of the Shawnee Terminal Railway Co. The line located in Cairo, Illinois, interchanges with the Illinois Central Railroad and is approximately 2.5 miles long. The Railroad's principal commodities are glycol and railroad freight cars for cleaning.

On December 19, 1996, Pioneer Railcorp through its wholly-owned subsidiary Wabash & Western Railway Co. signed a two year lease with the Michigan Southern Railroad Company, Inc., Morris Leasing, Inc., and Gordon D. Morris to operate 53 miles of track and certain railroad related assets. The lease calls for a fixed monthly payment for the equipment assets leased and a per car charge for railroad usage. The lease contains an exclusive option to purchase the stock of the Michigan Southern Railroad Company, Inc. and the railroad assets of Morris Leasing, Inc., and this option was exercised on January 1, 1999. The railroad is comprised of three separate, non-contiguous lines, one located in southern Michigan and two located in northern Indiana. All lines have separate interchanges with Conrail. The Michigan line also interchanges with the Indiana Northeastern Railroad Company. The railroad's principal commodities are scrap paper, scrap iron, fertilizer, plastics, plywood, sugar and corn syrup.

On February 18, 1998, Pioneer Railcorp through its wholly-owned subsidiary Pioneer Industrial Railway Co., began operating approximately 8.5 miles of railroad in Peoria County, Illinois when the Peoria & Pekin Union Railway Co.
(PPU) assigned its lease with the owner, the Peoria, Peoria Heights & Western Railroad (PPHW), effective February 18, 1998. The lease expires in July 2004. PPHW is owned by the City of Peoria, Illinois and the village of Peoria Heights, Illinois. The Pioneer Industrial Railway Co. has improved the condition of the track since assuming operation and overall the track is now considered to be in good condition. The railroad's principal commodities are steel, salt, lumber and plastic pellets.

Railroad Equipment Leasing
--------------------------

Pioneer Railroad Equipment Co., Ltd. (PREL), which was formed on April 1, 1990, leases equipment to the Company's subsidiary railroads and also purchases, sells and leases equipment to and from unrelated parties. PREL also earns income from non-company railroads on its fleet of approximately 980 railcars (as of December 31, 1998) when they carry freight on non-company railroads.
PREL also engages in retail sales of promotional items.

Corporate Support Operations
----------------------------

Other corporate support operations engaged in by the Company are performed by its wholly owned subsidiaries, Pioneer Railroad Services, Inc., Pioneer Resources, Inc., and Pioneer Air, Inc. Pioneer Railroad Services, Inc. (PRS) which began operations on October 1, 1993, provides accounting, management, marketing, operational and agency services to the Company's subsidiary railroads. Pioneer Resources, Inc. was formed on December 30, 1993 to manage real estate and auxiliary resources for Company subsidiaries. Pioneer Air, Inc. was formed on August 5, 1994 and currently owns a Cessna 421B aircraft which is used by Pioneer Railcorp subsidiaries exclusively for Company business travel.

Marketing
---------

The Company's marketing department was established to foster continuing business with existing customers and to develop and attract new customers and additional loadings on all PRC railroads. At the end of 1998, the Company had two full-time marketing employees. The Company's attention to marketing has earned recognition in industry publications, Class I railroads, and smaller rail carriers. The Company's marketing department along with the Company's operations center have become important value-added services offered to present and potential customers.

Distribution
------------

Virtually all interchange traffic is with unionized Class I carriers, and a prolonged work stoppage on those carriers would have a material adverse impact upon the Company, however, there has never been such a prolonged work stoppage of the American railroad industry, and the Company considers the chances of such an event to be remote.

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

Competition for additional railroads as they become available on the market, either as direct "spin-offs" from Class I Railroads or through the secondary market, is intense. The Company believes that it has a competitive advantage for the acquisition of future Class III Railroads due to the following factors: (1) the Company's acquisition and operation of multiple railroads, (2) the Company's experienced management team, (3) the Company's proficiency with industry-trend technologies desired by Class I Railroads, such as Electronic Data Interchange
(EDI), (4) the quality of the Company's employees, and (5) Pioneer Railcorp's $2.5 million acquisition line of credit.

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

Employees
---------

On December 31, 1998, the Company had 108 employees which consisted of 83 operating personnel, 20 support staff and 5 executive officers.

During 1994, the employees of the FSR voted for union representation. Negotiations with the American Train Dispatchers Department of the Brotherhood of Locomotive Engineers (BLE) reached an impasse and no contract was reached. The BLE was decertified on March 4, 1998 by the National Mediation Board and there is no union representation for the FSR employees.

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

A description of the Company's railroad properties as of December 31, 1998 by subsidiary follows:

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

G.) Minnesota Central Railroad Co. (MCTA): The MCTA is approximately 94 miles of operating railroad running from Hanley Falls to Norwood, Minnesota. The assets and subsidiary stock are pledged in various financing agreements. Certain sections of the line are in poor condition and the Company made a significant effort to improve the line in 1995 and 1996, and did in fact significantly improve a continuous 20 mile section of the railroad. The remaining sections of line are in poor condition. During 1997, the Company was awarded a $396,000 grant from the Minnesota Department of Transportation which is funded with federal disaster funds from the Federal Railroad Administration pursuant to the Federal Fiscal Year 1997 Supplemental Appropriations Act. The grant was designed to aid the Company with the labor and material costs of rehabilitating and repairing track and bridge structures belonging to the Minnesota Central Railroad Co. which were damaged by severe weather conditions during the 1996-1997 winter. The Company continues negotiations with the State of Minnesota Department of Transportation (MNDOT) for up to approximately $4.2 million of interest free financing to rehabilitate the entire line. As of the date of this report, the outcome of these negotiations is uncertain and the Company is continuing to evaluate its options concerning the MCTA including repairing a portion of the line using its own capital resources.

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

J.) Rochelle Railroad Co. (RRCO): The RRCO leased and operated approximately 2 miles of railroad serving the Rochelle Industrial Park located in the City of Rochelle, Illinois. The track was considered to be in good condition. The City of Rochelle, Illinois, terminated the Rochelle Railroad Co.'s lease agreement effective January 19, 1998, however, Rochelle Railroad Co. continued to operate on the trackage until November 13, 1998 pending the outcome of certain legal proceedings.

K.) Shawnee Terminal Railway Company (STR): The STR operates 2.5 miles of operating railroad in Cairo, Illinois. The track is considered to be in good condition.

L.) Wabash & Western Railway Co. d/b/a/ Michigan Southern Railroad (MSO): On December 19, 1996, Pioneer Railcorp, through its wholly-owned subsidiary Wabash & Western Railway Co., signed a two year lease with the Michigan Southern Railroad Company, Inc. (MSRR), Morris Leasing Co., Ltd. and Gordon
     D. Morris to operate 53 miles of track and certain railroad related assets. The railroad is comprised of three separate, non-contiguous lines totaling approximately 50 miles. One line is 39 miles long extending from White Pigeon to Coldwater, Michigan, of which approximately 30 miles of track from Sturgis to Quincy, Michigan is owned by the Branch and St. Joseph Counties Rail Users Association (RUA). The RUA leases that track to MSRR, which has contracted with MSO to operate it. On January 7, 1999, MSRR gave notice to the RUA of the exercise of its option to purchase the segment. No closing date has been set. The two other lines are located in northern
     Indiana: one at Elkhart, which is approximately 10 miles in length, and the other at Kendallville, which is approximately 1 mile in length. All lines are considered to be in good condition. The lease required a fixed monthly payment for the equipment assets and a per car charge for railroad usage. Effective January 1, 1999, MSO purchased all of the stock of the MSRR from Gordon D. Morris.

M.) Pioneer Industrial Railway Co.: The PRY operates a railroad line approximately 8.5 miles long in Peoria County, Illinois. PRY assumed operations from the Peoria & Pekin Union Railway Co. (PPU) when the PPU assigned its lease with the owner, the Peoria, Peoria Heights & Western Railroad (PPHW), effective February 18, 1998, expiring July 2004. PPHW is owned by the City of Peoria, Illinois and the village of Peoria Heights, Illinois. PRY has considerably improved the condition of the track since assuming operation and, overall, the track is now considered to be in good condition.

Company management believes that all of its properties and assets are adequately covered by insurance.

Item 3.  Legal Proceedings

During 1998, the Rochelle Railroad Co., settled all of the actions pending between it and the City of Rochelle, Illinois, and ceased operating the line in November 1998. The settlement in itself did not have a material, adverse effect upon the Company's results of operations, but the termination of railroad operations will significantly decrease operating revenues and operating income.

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

There were no matters submitted to security holders for vote in the fourth quarter 1998.

PART II

Item 5.  Market for Company's Common Equity and Related Stockholder Matters.

The Company's common stock trades on the Nasdaq SmallCap Market tier of the Nasdaq Stock Market under the symbol "PRRR" and the Chicago Stock Exchange under the trading symbol "PRR". The quarterly high and low sales price of the Company's common stock for the periods below are as follows:

         97-1Q   97-2Q    97-3Q    97-4Q    98-1Q    98-2Q   98-3Q   98-4Q
         -----------------------------------------------------------------

High     $2.63   $2.13    $1.88    $1.88    $1.75    $2.25   $1.81   $1.75
Low      $1.75   $1.13    $1.38    $1.32    $1.25    $1.39   $1.19   $1.00

As of December 31, 1998, the Company had 1,814 common stockholders of record, including brokers who hold stock for others. No common stock cash dividends have been declared or paid.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONNECTION WITH THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS, RELATED NOTES AND OTHER FINANCIAL INFORMATION INCLUDED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-KSB.


Results of Operations
---------------------

This management's discussion and analysis of financial condition and results of operations references the Company's two operating segments. The Company's railroad operations consist of wholly-owned short line railroad subsidiaries that offer similar services and the Company's equipment leasing operations leases railcars, locomotives, and other railroad equipment to affiliated and unaffiliated entities. All other operations are classified as corporate for purpose of these discussions. All information provided for each operating segment is presented after elimination of all intersegment transactions, therefore reflecting its share of consolidated results.

The Company's railroad operating segment had revenue earned from a major customer of approximately $2,564,000 in 1998 and $1,760,000 in 1997.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997
---------------------------------------------------------------------

The Company's net income in 1998 increased by 16% to $425,000 up from $366,000 in 1997. Revenue increased by $735,000 or 6% to $13,514,000 from $12,779,000 in
1997. Operating expense increased in 1998 by $694,000 or 6%, to $11,504,000 from $10,810,000 in the prior year. Operating income increased in 1998 by $41,000, or 2% to $2,010,000 from $1,969,000 in the prior year.

Operating income was increased in 1998 by both the Company's railroad operations and equipment leasing operations. The railroad operations increased operating income by approximately $56,000 in 1998 and the equipment leasing operations increased operating income approximately $300,000 in 1998, primarily from increased utilization of its railcar fleet by non-affiliated railroads. These increases in operating income were offset by an increase in corporate support services operating expense of approximately $315,000.

Revenue:

Revenue increased in 1998 by $735,000, or 6%, to $13,514,000 from $12,779,000 in the prior year. The railroad operations increased revenue by approximately $214,000 in 1998. Several operating railroad subsidiaries had increases in revenues primarily resulting from increased loadings. Some of the more significant increases in revenues include $155,000 from the Pioneer Industrial Railway which began operations in February of 1998, $130,000 from the Michigan Southern Railroad, $115,000 from the Keokuk Junction, and $163,000 from the Alabama Railroad. However, the Minnesota Central Railroad had a decrease in revenues of approximately $324,000 in 1998, recording revenues of $831,000 in 1998 compared to $1,155,000 in the previous year. The decrease in Minnesota Central Railroad revenue resulted from decreased loadings of grain and clay resulting from market conditions (grain) and track conditions. The equipment leasing operations had a $510,000 increase in revenue in 1998 from the increased utilization of its railcars by non-affiliated railroads.

Operating Expense:

Operating expense increased in 1998 by $694,000 or 6%, to $11,504,000 from $10,810,000 in the prior year. The railroad operations increased operating expense by approximately $160,000 in 1998, of which approximately $141,000 is attributable to the new operating subsidiary, Pioneer Industrial Railway. The equipment leasing operations increased operating expense approximately $210,000, primarily from increased maintenance on the railcar fleet and increased depreciation expense. Corporate support services increased operating expense approximately $327,000, primarily related to professional services, public relations, and increased payroll expenses related to hiring and retaining support personnel.

Maintenance of way and structures expense (MOW) increased $10,000, or 1% to $1,351,000 from $1,341,000 in the prior year. Several railroad operations had modest increases in MOW resulting from increased track maintenance. These increases were offset by a decrease in MOW expense by the Minnesota Central Railroad of approximately $125,000 resulting primarily from the capitalization of labor related to MCTA track rehabilitation expenditures in 1998.

Maintenance of equipment expense (MOE) increased $86,000, or 6% to $1,621,000 from $1,535,000 in the prior year. The equipment leasing operations increased MOE expense approximately $117,000 as a result of increased costs associated with maintaining the Company's railcar fleet. The railroad operations had a decrease in MOE expense of approximately $55,000.

Transportation expense (TRAN) increased $198,000, or 6% to $3,353,000 from $3,155,000 in the prior year. Most of the increased TRAN expense was generated by the railroad operations, primarily from the Pioneer Industrial Railway which had $104,000 of transportation expense during 1998.

General & administration expense (ADMIN) increased $312,000 in 1998 to $3,595,000 or 10% from $3,283,000, in the prior year. The railroad operations were responsible for approximately $81,000 of the increased ADMIN expense in 1998. Corporate expenses related to professional services, public relations, and other corporate support expenditures increased ADMIN expense by approximately $206,000 in 1998.

Depreciation and amortization expense increased $86,000, or 6%, to $1,583,000 compared to $1,497,000 in the prior year. Approximately $71,000 of the increase is related to the growth of the Company's railcar fleet.

Other Income and Expense Income Statement Line Item Discussion:

Other income and expense decreased $32,000 to $1,042,000 compared to $1,074,000 in the prior year. In 1998, approximately $197,000 of lease income was generated by the Company's railroad operations from the granting of easements and leases for the use of railroad right of way property, compared to $225,000 of lease income in 1997, a decrease increase of $28,000. The decrease relates primarily to additional lease income in 1997 generated from new leases that included revenues in 1997 for lease income for the use of railroad property prior to entering into the lease agreement. The Company continues to place a strong emphasis on identifying and collecting revenues from third parties occupying Company property. In addition to lease income, other income and expense includes revenues generated from scrap sales, and other miscellaneous non-operating revenues and expenses, primarily generated by the company's railroad operations.

Interest expense decreased $86,000 in 1998 to $1,298,000 compared to $1,384,000 in 1997. The equipment leasing operations had a decrease of approximately $30,000 in interest expense as a result of 1998 refinancing activities to take advantage of the favorable 1998 interest rate environment and the remaining decrease in interest expense relates to the refinancing of the Keokuk Junction Railway debt in late 1997.

Net gain on fixed asset dispositions decreased $28,000 in 1998 to $77,000 compared to $105,000 in 1997. In 1998, approximately $108,000 of the net gain on fixed asset dispositions was attributable to the railroad equipment operations and the disposition of railcars. In addition, the corporate operations had a loss of approximately $28,000 from the sale of its former corporate headquarters in Chillicothe, Illinois.

Impact of New Accounting Pronouncements:

The Company is not aware of any recent accounting standard issued, but not yet required to be adopted by the Company, that would have a material effect on its financial position or results of operations.

Year 2000 Compliance:

The Year 2000 compliance issue exists because many computer systems and applications currently use two-digit fields to designate a year. As the century date change occurs, date-sensitive systems may either fail or not operate properly unless the underlying programs are modified or replaced.

The Company has initiated a program to ensure that all computer applications will be Year 2000 compliant on a timely basis. The program includes engaging an outside consultant to review all of the Company's computer hardware and software, as well as to confirm with significant outside vendors that their products are Year 2000 compliant. Based on this review the Company believes its internal systems are Year 2000 compliant.

The Company relies primarily on one third party software company whose software is critical to daily operations. The Company believes this third party vendor will be Year 2000 compliant in a timely manner. If the third party vendor is not Year 2000 compliant in a timely manner, it will have a materially adverse affect on the Company. To date the Company is not aware of any unaffiliated entity with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that unaffiliated entities will be Year 2000 compliant. The inability of unaffiliated entities to complete their Year 2000 resolution process in a timely fashion could materially impact the Company.

The Company has expended approximately $49,000 to date on its resolution of the Year 2000 compliance issue and estimates that less than $10,000 will be expended to complete Year 2000 compliance.

As noted, the Company will be dependent on successful resolution of Year 2000 issues by unaffiliated entities. Failure by one or more of these unaffiliated entities to successfully resolve the Year 2000 issue could result in the mishandling of revenue loads and delayed collection of revenues. In addition, disruptions in the economy generally resulting from the Year 2000 issues could also materially adversely affect the Company. The amount of lost revenue as the results of these events cannot reasonably be determined at this time, but could be material in nature.

The Company currently has no contingency plans in place to address unknown shortcomings in its internal systems or those of unaffiliated entities. The Company plans to continually evaluate its Year 2000 situation periodically throughout the year.

Liquidity and Capital Resources:

The Company primarily uses cash generated from operations to fund working capital needs and relies on long-term financing for railcars, new operating subsidiaries, and other significant capital expenditures.

The Company has working capital facilities totaling $1,200,000 of which $974,000 was available for use at the end of 1998. In addition, the Company believes the market value of its railcar fleet is significantly higher then the amount of debt associated with the railcar fleet. Therefore, the Company believes it could refinance or sell part of its railcar fleet and generate up to $1 million in cash.

In March 1996, the Company negotiated a credit facility with its primary bank to provide a $2.5 million annual revolving acquisition line of credit. This facility is collateralized by the common stock of the Alabama Railroad Co. and the Mississippi Central Railroad Co., as well as the Company's investment in stock of any subsidiaries acquired under the line. The interest rate for the line is currently 11%. The interest rate is adjustable quarterly to 2.5% over New York Prime, limited to a one percent annual increase or decrease, not to exceed 13.5% or be reduced below 10%. Any amounts drawn on the line must be repaid monthly over a seven year period. Subsequent to the year ended December 31, 1998, on January 1, 1999, the Company borrowed $2.4 million on the line in connection with its exercise of it purchase option on the Michigan Southern Railroad.

Long-term equipment financing has historically been readily available to the Company for its railcar acquisition program. The Company believes it will be able to continue obtaining long-term equipment financing should the need arise. The Company's plans for new debt in the foreseeable future is contingent upon new railroad acquisitions and increased needs and/or opportunities for railcars. The Company does not expect to make significant additions to its railcar fleet in 1999.

In the second quarter 1998 the Company took advantage of the favorable interest rate environment and refinanced approximately $3.3 million of debt which had interest rates averaging 10% and replaced it with debt having fixed rate interest of approximately 8.3%. In the fourth quarter 1998 the company refinanced approximately $2 million of debt which had interest rates averaging 10% and replaced it with debt having average fixed rate interest of approximately 7.4%. The Company is seeking to refinance, at more favorable interest rates, the debt of the Alabama & Florida Railway Co., the Keokuk Junction Railway Co., and the debt related to the acquisition of the Michigan Southern Railroad. The Company hopes to complete these refinancings within the first 4 months of 1999.

On July 1, 1995, the Company's stock split and warrant issuance became payable to shareholders. The 2 for 1 stock split increased the number of shares issued and outstanding from 2,099,142 to 4,198,284. At the same time shareholders became entitled to purchase an additional 4,198,284 shares through stock warrants issued by the Company as dividends. One warrant was issued for each share of common stock held after the split, entitling the holder to purchase 1 share of common stock for $2.00 per share. The shares purchased through the exercise of the warrants must be held for 1 year from date of purchase. In 1998, a total of 400 warrants were exercised and the Company realized $800 as a result of their exercise. As of December 31, 1998, a total of 67,244 warrants originally issued had been exercised, and the Company realized $134,488 on the issuance of the warrants. The Company expects additional capital to be generated by the continued exercise of warrants but is uncertain as to the amount. The Company granted 836,000 options to certain employees under its 1994 incentive stock option plan. The options are exercisable at prices equal to the market value of the Company's stock at the date of grant. The exercise price ranges from $1.50 to $4.40 per share. No options were exercised in 1998. Since the plans inception a total of 69,700 options had been exercised and the Company has realized $104,550 on the exercise of the options. On June 15, 1998, the Company, acting upon a resolution approved by its Board of Directors, entered into agreements with employees to repurchase all of the outstanding stock options with exercise prices equal to or less than $1.65. In exchange for forfeiting the options, employees received a one-time adjustment to their base salary equal to $.15 per option share. In total, 441,512 options were forfeited as a result of these agreements. A total of 20,000 options remain exercisable at $1.50 and are held by an outside director. The primary reason this action was taken by the Board of Directors was to lessen the potential dilution to all common shareholders from the exercise of the options based on the trading volume of the Company stock. As of December 31, 1998, a total of 194,759 options are outstanding under this plan.

On June 26, 1996, the Company's shareholders approved a stock option plan permitting the issuance of 407,000 shares of common stock. Options granted under the plan are incentive based except for the options granted to the CEO whose options are non-qualified. The options will be fully vested and will be exercisable as of July 1, 2001. The exercise date can be accelerated if Pioneer Railcorp common shares reach a closing price of $7.25 per share, or higher, for any consecutive 10-day period, as reported in the Wall Street Journal. The options will be exercisable at $2.75, the market price of the common shares at the date the options were granted, in whole or in part within 10 years from the date of grant. As of December 31, 1998, a total of 242,000 options are outstanding under this plan.

The Company is still negotiating with the State of Minnesota Department of Transportation (MNDOT) for up to approximately $4.2 million of interest free financing to rehabilitate the entire line. As of the date of this report, the outcome of these negotiations is uncertain and the Company is continuing to evaluate its options concerning the MCTA including repairing a portion of the line using its own capital resources, primarily long-term debt. If the Company undertakes its own rehabilitation program, it is estimated that the total capital requirement would be less than $2 million.

The City of Rochelle, Illinois, terminated the Rochelle Railroad Co.'s lease agreement effective January 19, 1998, however, Rochelle Railroad Co. continued to operate on the trackage until November 13, 1998 pending the outcome of certain legal proceedings. In 1998 the Rochelle Railroad Co. generated $440,000 in revenue and $216,000 of operating income. In 1997, the Rochelle Railroad Co. generated $408,000 in revenue and $250,000 of operating income. The Company believes that a majority of the lost operating income resulting form the termination of the Rochelle Railroad will be recovered through increased marketing efforts on the remaining operating railroads.

The Company anticipates that the outcomes involving current legal proceedings will not materially affect the Company's consolidated financial position or results of operation.

The Company believes its cash flow from operations and its available working capital credit lines, will be more than sufficient to meet liquidity needs through at least 1999.

Balance Sheet and Cash Flow Items:

The Company generated net cash from operating activities of $2.5 million in 1998 and $1.8 million in 1997. Net cash from operating activities for 1998 was generated from $425,000 of net income, $1,583,000 of depreciation and amortization, $291,000 of deferred income taxes, an increase in accounts payable of $266,000, $211,000 net cash provided by changes in various other operating assets and liabilities, reduced by an increase in accounts receivable of $276,000.

In 1998, the Company purchased approximately $1.5 million of fixed assets and capital improvements which included the purchase of approximately 76 railcars at a total cost of $745,000. The Company capitalized approximately $60,000 in leasehold improvements relating to the Pioneer Industrial Railway trackage and approximately $30,000 of leasehold improvements on the Fort Smith Railroad in connection with a reload center. Capital expenditures for track totaled $237,000 in 1998 of which $152,000 was for the Minnesota Central Railroad. In addition, $132,000 of transportation equipment was capitalized in 1998 which included $85,000 of capital expenditures to rebuild locomotives and $47,000 of capital expenditures for the Company's corporate aircraft. Several parcels of land were purchased for $22,000. Other capital expenditures in 1998 include $80,000 for vehicles and equipment, $90,000 of bridge repairs and $104,000 of other miscellaneous capital expenditures. The purchases of railcars for $745,000, was financed with long-term fixed rate financing and $45,000 of bridge repairs was financed with an interest free note from the State of Mississippi.
The remaining $710,000 of capital expenditures were funded through working capital.

During 1998, the Company was awarded two grants from the Alabama Department of Transportation which were funded with federal disaster funds from the Federal Railroad Administration pursuant to the Federal Fiscal Year 1998 Supplemental Appropriations Act. A grant in the amount of $657,757 to the Alabama & Florida Railway and a grant of $64,340 to the Alabama Railroad were designed to aid the Company with labor and material costs of rehabilitating and repairing track and bridge structures which were damaged by severe weather conditions in March 1998. As of December 31, 1998 the Company had expended approximately $165,000 and had recorded receivables of $16,500 relative to the Alabama & Florida Railway grant and had fully expended the $64,340 grant to the Alabama Railroad.

During  1997,  the  Company  was  awarded a $396,000  grant  from the  Minnesota
Department of Transportation which is funded with federal disaster funds from the Federal Railroad Administration pursuant to the Federal Fiscal Year 1997 Supplemental Appropriations Act. The grant is designed to aid the Company with the labor and material costs of rehabilitating and repairing track and bridge structures of the Minnesota Central Railroad Co. which were damaged by severe weather conditions during the 1996-1997 winter. As of December 31, 1998, the Company had expended approximately $357,000 and had receivables of $112,000 and payables of $112,000 pursuant to the grant.

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

As previously mentioned herein this report Form 10-KSB filing, effective January 1, 1999, MSO purchased all of the stock of the MSRR from Gordon D. Morris, for $2.4 million funding the transaction with long-term fixed rate debt obtained from the Company's $2.5 million revolving acquisition line of credit.

Item 7.  Financial Statements

                        Pioneer Railcorp and Subsidiaries


                          CONSOLIDATED Financial Report


                                December 31, 1998

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

   Consolidated statements of cash flows

   Notes to consolidated financial statements
----------------------------------------------------------------------------

                          Independent Auditor's Report



To the Board of Directors
Pioneer Railcorp
Peoria, Illinois


We have audited the accompanying consolidated balance sheets of Pioneer Railcorp and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pioneer Railcorp and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.





                                             /s/ McGladrey & Pullen, LLP


Peoria, Illinois
February 15, 1999

Pioneer Railcorp and Subsidiaries

Consolidated Balance Sheets
December 31, 1998 and 1997


ASSETS
                                                                                      1998         1997
----------------------------------------------------------------------------------------------------------
Current Assets
   Cash ........................................................................  $   469,476  $   407,428
   Accounts receivable, less allowance for doubtful
      accounts 1998 $156,282; 1997 $82,375 .....................................    2,660,012    2,367,509
   Inventories .................................................................      331,841      351,331
   Prepaid expenses ............................................................      174,085      192,952
   Income tax refund claims ....................................................       56,933       74,602
   Deferred taxes ..............................................................       70,800       66,400
                                                                                  ------------------------
        Total current assets ...................................................    3,763,147    3,460,222

Investments, cash value of life insurance ......................................      112,348       95,547

Property and Equipment, net ....................................................   19,563,368   19,974,702

Intangible Assets, less accumulated amortization
   1998 $250,365; 1997 $197,724 ................................................    1,065,140    1,117,205
                                                                                  ------------------------
                                                                                  $24,504,003  $24,647,676
                                                                                  ========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Notes payable ...............................................................  $   307,886  $   250,034
   Current maturities of long-term debt ........................................    1,988,041    1,836,132
   Accounts payable ............................................................    2,732,627    2,518,190
   Accrued expenses ............................................................      537,018      432,145
   Income taxes payable ........................................................       14,206       61,749
                                                                                  ------------------------
        Total current liabilities ..............................................    5,579,778    5,098,250
                                                                                  ------------------------

Long-Term Debt, net of current maturities ......................................   11,211,737   12,465,498
                                                                                  ------------------------

Deferred Taxes .................................................................    2,545,900    2,250,700
                                                                                  ------------------------

Minority Interest in Subsidiaries ..............................................    1,186,000    1,186,000
                                                                                  ------------------------

Commitments and Contingencies (Note 11)

Stockholders' Equity
   Common  stock,  Class A  (voting),  par  value  $.001 per  share,  authorized
      20,000,000 shares, issued and outstanding
      1998 4,610,597 shares; 1997 4,610,197 shares .............................        4,610        4,610
   Additional paid-in capital ..................................................    2,041,000    2,040,200
   Retained earnings ...........................................................    1,934,978    1,602,418
                                                                                  ------------------------
                                                                                    3,980,588    3,647,228
                                                                                  ------------------------

                                                                                  $24,504,003  $24,647,676
                                                                                  ========================

See Notes to Consolidated Financial Statements.

Pioneer Railcorp and Subsidiaries

Consolidated Statements of Income
Years Ended December 31, 1998 and 1997





                                                          1998          1997
--------------------------------------------------------------------------------

Railway operating revenue ..........................  $13,514,428   $12,779,249
                                                      -------------------------

Operating expenses
   Maintenance of way and structures ...............    1,351,140     1,340,940
   Maintenance of equipment ........................    1,621,232     1,534,999
   Transportation ..................................    3,353,439     3,155,099
   General and administrative ......................    3,595,460     3,282,602
   Depreciation ....................................    1,530,354     1,439,010
   Amortization ....................................       52,641        57,878
                                                      -------------------------
                                                       11,504,266    10,810,528
                                                      -------------------------

      Operating income .............................    2,010,162     1,968,721
                                                      -------------------------

Other income (expenses)
   Interest income .................................        7,536         5,522
   Interest expense ................................   (1,297,928)   (1,384,325)
   Lease income ....................................      197,087       224,569
   Gain on sale of property and equipment ..........       77,005       105,113
   Provision for unamortized interest discounts
      due to debt refinancing ......................          - -      (101,245)
   Other, net ......................................      (25,250)       76,297
                                                      -------------------------
                                                       (1,041,550)   (1,074,069)
                                                      -------------------------

      Income before provision for income taxes
        and minority interest in preferred stock
        dividends of consolidated subsidiaries .....      968,612       894,652

Provision for income taxes .........................      420,977       405,687
                                                      -------------------------

      Income before minority interest in preferred
        stock dividends of consolidated subsidiaries      547,635       488,965

Minority interest in preferred stock dividends of
   consolidated subsidiaries .......................      122,870       122,720
                                                      -------------------------

      Net income ...................................  $   424,765   $   366,245
                                                      =========================

Basic earnings per common share ....................  $       .09   $       .08
                                                      =========================

Diluted earnings per common share ..................  $       .09   $       .08
                                                      =========================

See Notes to Consolidated Financial Statements.

Pioneer Railcorp and Subsidiaries

Consolidated Statements of STOCKHOLDERS' EQUITY
Years Ended December 31, 1998 and 1997


                                       Common Stock
                                    ------------------- Additional
                                     Class A (voting)     Paid-In     Retained
                                     Shares     Amount    Capital     Earnings
--------------------------------------------------------------------------------

Balance at December 31, 1996 ...    4,574,027  $  4,574  $1,981,146  $1,236,173
   Common stock issued upon
      exercise of stock warrants
      and options ..............       36,170        36      59,054         - -
   Net income ..................          - -       - -         - -     366,245
                                    --------------------------------------------
Balance at December 31, 1997 ...    4,610,197     4,610   2,040,200   1,602,418
   Common stock issued upon
      exercise of stock warrants          400       - -         800         - -
   Dividends on common stock,
      $.02 per share ...........          - -       - -         - -     (92,205)
   Net income ..................          - -       - -         - -     424,765
                                    --------------------------------------------
Balance at December 31, 1998 ...    4,610,597  $  4,610  $2,041,000  $1,934,978
                                    ============================================

See Notes to Consolidated Financial Statements.

Pioneer Railcorp and Subsidiaries

Consolidated Statements of Cash Flows
Years Ended December 31, 1998  a nd 1997


                                                                      1998           1997
--------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
   Net income .................................................    $  424,765    $   366,245
   Adjustments to reconcile net income to net cash provided
      by operating activities:
      Minority interest in preferred stock dividends of
        consolidated subsidiaries .............................       122,870        122,720
      Depreciation ............................................     1,530,354      1,439,010
      Amortization ............................................        52,641         57,878
      (Increase) in cash value life insurance .................       (16,801)       (20,585)
      (Gain) on sale of property and equipment ................       (71,318)      (105,113)
      Deferred taxes ..........................................       290,800        242,550
      Provision for unamortized interest discounts
        due to debt refinancing ...............................           - -        101,245
      Changes in assets and liabilities:
        (Increase) decrease in assets:
           Accounts receivable ................................      (275,638)      (296,220)
           Income tax refund claims ...........................        17,669        275,279
           Inventories ........................................        19,490         69,621
           Prepaid expenses ...................................        18,867         68,475
        Increase (decrease) in liabilities:
           Accounts payable ...................................       266,016       (455,068)
           Accrued expenses ...................................       131,146        (59,465)
           Income taxes payable ...............................       (47,543)        42,771
                                                                  --------------------------
           Net cash provided by operating activities ..........     2,463,318      1,849,343
                                                                  --------------------------

Cash Flows From Investing Activities
   Proceeds from sale of property and equipment ...............       340,303        194,959
   Purchase of property and equipment .........................    (1,482,722)    (1,371,992)
   Intangible assets ..........................................          (576)        (3,969)
                                                                  --------------------------
           Net cash (used in) investing activities ............    (1,142,995)    (1,181,002)
                                                                  --------------------------

Cash Flows From Financing Activities
   Proceeds from short-term borrowings ........................     3,272,648      3,915,971
   Proceeds from long-term borrowings .........................     5,898,636      4,608,427
   Principal payments on short-term borrowings ................    (3,214,796)    (4,435,472)
   Principal payments on long-term borrowings .................    (7,000,488)    (4,785,421)
   Proceeds from common stock issued upon exercise of
      stock warrants and options ..............................           800         59,090
   Common stock dividend payments .............................       (92,205)          --
   Preferred stock dividend payments to minority interest .....      (122,870)      (122,720)
   Repurchase of minority interest ............................          --           (2,000)
                                                                  --------------------------
           Net cash (used in) financing activities ............    (1,258,275)      (762,125)
                                                                  --------------------------

           Net increase (decrease) in cash ....................   $    62,048     $  (93,784)

Cash, beginning of year .......................................       407,428        501,212
                                                                  --------------------------
Cash, end of year .............................................   $   469,476    $   407,428
                                                                  ==========================

Supplemental Disclosures of Cash Flow Information
   Cash payments for:
      Interest ................................................   $ 1,346,232    $ 1,415,858
                                                                  ==========================

      Income taxes (net of refunds 1998 $21,783; 1997 $232,251)   $   160,051    $  (154,913)
                                                                  ==========================

Pioneer Railcorp and Subsidiaries

Consolidated Statements of Cash Flows
Years Ended December 31, 1998  a nd 1997


                                                                      1998           1997
--------------------------------------------------------------------------------------------

Supplemental Disclosures of Noncash Inventory Information
   Loss on discontinuation of Rochelle Railroad Co. lease:
      Leasehold improvements disposed of, net .................   $   (74,132)   $       - -
      Liabilities forgiven ....................................        51,580            - -
      Proceeds to be received by Company ......................        16,865            - -
                                                                  --------------------------
        Loss on lease discontinuation .........................   $    (5,687)   $       - -
                                                                  ==========================

Cancellation of equipment purchase commitment:
   Equipment ..................................................   $   (25,000)   $       - -
   Accrued expenses ...........................................        25,000            - -
                                                                  --------------------------
                                                                  $       - -    $       - -
                                                                  ==========================

See Notes to Consolidated Financial Statements.

PIONEER RAILCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 1.  Nature of Business and Significant Accounting Policies

Nature of business: Pioneer Railcorp is the parent company of thirteen short-line common carrier railroad operations, an equipment leasing company, a subsidiary which owns an airplane, and two service companies. Pioneer Railcorp and its subsidiaries (the "Company") operate in the following states: Alabama, Arkansas, Illinois, Indiana, Iowa, Michigan, Minnesota, Mississippi, and Tennessee.

The Company's subsidiaries include the following:

  West Michigan Railroad Co.             Pioneer Railroad Services, Inc.
  Minnesota Central Railroad Co.         Keokuk Junction Railway Co. and its
  Vandalia Railroad Company               subsidiary, Keokuk Union Depot Company
  Decatur Junction Railway Co.           Wabash & Western Railway Co., d/b/a
  Alabama & Florida Railway Co., Inc.     Michigan Southern Railroad
  Mississippi Central Railroad Co.       Rochelle Railroad Co. (inactive)
  Alabama Railroad Co.                   Shawnee Terminal Railway Company
  Fort Smith Railroad Co.                Pioneer Resources, Inc.
  Pioneer Railroad Equipment Co., Ltd.   Pioneer Industrial Railway Co.
  Pioneer Air, Inc.

     Pioneer Railroad Equipment Co., Ltd. holds title to a majority of the Company's operating equipment, and Pioneer Air, Inc. owns an airplane utilized by the Company for business purposes. Pioneer Railroad Services, Inc. provides management, administrative and agency services to the Company's subsidiary railroads. Pioneer Resources, Inc. holds title to certain real estate adjacent to one of the Company's railroads. All other subsidiaries are short-line common carrier railroad operations.

Significant accounting policies:

Principles of consolidation: The consolidated financial statements include the accounts of Pioneer Railcorp and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and cash equivalents: For the purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. There are no cash equivalents as of December 31, 1998 and 1997. Periodically throughout the year, the Company has amounts on deposit with financial institutions that exceed the depository insurance limits. The Company has not experienced any loss as a result of those deposits and does not expect any in the future.

Receivables credit risk: The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Provisions are made for estimated uncollectible trade accounts receivable. To date, losses on accounts receivable have been minimal in relation to the volume of sales and have been within management's expectations.

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

Property and equipment: Property and equipment is stated at cost. Depreciation is generally computed on a straight-line basis over the following estimated useful lives:

                                                                           Years
                                                                           -----
Roadbed ....................................................                  20
Transportation equipment ...................................               10-15
Railcars ...................................................               10-25
Buildings ..................................................               20-40
Machinery and equipment ....................................                5-10
Office equipment ...........................................                5-10

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

The Company reviews applicable assets on a quarterly basis to determine potential impairment by comparing carrying value of underlying assets with the anticipated future cash flows and does not believe that impairment exists as of December 31, 1998 and 1997.

Intangible assets: Intangible assets consist principally of goodwill which is being amortized by the straight-line method over a forty-year period. The Company reviews intangible assets quarterly by subsidiary to determine potential impairment by comparing the carrying value of the intangible with the undiscounted anticipated future cash flows of the related property before income taxes and management fees generated by Pioneer Railroad Services, Inc. If future cash flows are less than the carrying value, the Company will determine the fair market value of the property and adjust the carrying value of the intangibles if the fair market value is less than the carrying value. The Company does not believe that impairment exists as of December 31, 1998 and 1997.

Earnings per common share: The Company follows the guidance of Financial Accounting Standards Board (FASB) Statement No. 128, "Earnings per Share," which requires the presentation of earnings per share by all entities that have common stock or potential common stock, such as options, warrants, and convertible securities, outstanding that trade in a public market. Those entities that have only common stock outstanding are required to present basic earnings per-share amounts. Basic per-share amounts are computed by dividing net income (the numerator) by the weighted-average number of common shares outstanding (the denominator). All other entities are required to present basic and diluted per-share amounts. Diluted per-share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce the loss or increase the net income per common share.

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

Government grant: During 1998, the Company was awarded two grants from the Alabama Department of Transportation which are funded with federal disaster funds from the Federal Railroad Administration pursuant to the Federal Fiscal year 1998 Supplemental Appropriations Act. The $657,757 and $64,340 grants are designed to aid the Company with the labor and material costs of rehabilitating and repairing track and bridge structures belonging to the Alabama & Florida Railway Company and the Alabama Railroad Company, respectively, which were damaged by severe weather conditions in March 1998. As of December 31, 1998, the Company had expended approximately $165,000 and had recorded receivables of $16,500 relative to the $657,757 grant and had fully expended the $64,340 pursuant to the other grant.

During  1997,  the  Company  was  awarded a $395,688  grant  from the  Minnesota
Department of Transportation which is funded with federal disaster funds from the Federal Railroad Administration pursuant to the Federal Fiscal Year 1997 Supplemental Appropriations Act. The grant is designed to aid the Company with the labor and material costs of rehabilitating and repairing track and bridge structures belonging to the Minnesota Central Railroad Co. which were damaged by severe weather conditions in late 1996 and early 1997. As of December 31, 1998, the Company had expended approximately $357,000 and had recorded receivables of approximately $68,000 and accounts payable to vendors of approximately $68,000 pursuant to this grant.

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


Note 2.  Property and Equipment

Property and equipment consist of the following:

                                                            December 31,
                                                   -----------------------------
                                                       1998              1997
                                                   -----------------------------

Land .......................................       $ 1,433,888       $ 1,412,388
Roadbed ....................................         7,806,216         7,567,135
Transportation equipment ...................         2,428,275         2,202,965
Railcars ...................................        10,746,046         9,963,828
Buildings ..................................         1,058,052         1,090,207
Machinery and equipment ....................         1,005,897           933,034
Office equipment ...........................           429,805           395,122
Leasehold improvements .....................           204,886           211,371
Capital projects ...........................           447,463           800,667
                                                   -----------------------------
                                                    25,560,528        24,576,717
Less accumulated depreciation ..............         5,997,160         4,602,015
                                                   -----------------------------
                                                   $19,563,368       $19,974,702
                                                   =============================


Note 3.  Pledged Assets, Notes Payable, and Long-Term Debt

The Company has a $2.5 million credit facility with Citizens Bank and Trust Company, Chillicothe, Missouri, to provide a revolving acquisition line of credit. This facility is collateralized by the common stock of the Alabama Railroad Co. and the Mississippi Central Railroad Co., as well as the Company's investment in stock of any subsidiaries acquired under the line. The interest rate is adjustable quarterly to 2.5% over New York Prime, limited to a one percent annual increase or decrease, not to exceed 13.5% or be reduced below 10%. Any amounts drawn on the line must be repaid monthly over a seven-year period. The Company has no outstanding balance under this line of credit as of December 31, 1998 and 1997.

The Company has a $100,000 line of credit with Citizens Bank and Trust Company, Chillicothe, Missouri, that expires July 1999, bears interest at 9.5%, and is collateralized by transportation equipment. The Company had no outstanding balances under this line of credit as of December 31, 1998 and 1997.

The Company has a $500,000 line of credit with National City Bank, Peoria, Illinois, that expires July 1999, bears interest at prime, as published in The Wall Street Journal, plus 1%, and is collateralized by accounts receivable and general intangibles of certain subsidiaries. The Company had no outstanding balance under this line of credit as of December 31, 1998 and 1997.

The Company has a $600,000 line of credit with National City Bank, Peoria, Illinois, that expires July 1999, bears interest at prime, as published in The Wall Street Journal, plus 1%, and is collateralized by accounts receivable and general intangibles of certain subsidiaries. The Company had outstanding balances under this line of credit of $225,738 and $148,050 as of December 31, 1998 and 1997, respectively.

The Company has various unsecured notes payable totaling $82,148 and $101,984 as of December 31, 1998 and 1997, respectively, for the financing of insurance premiums. This note is due in monthly installments of $20,537, including interest at 7.95%, with final installment due May 1999.

Long-term debt at December 31, 1998 and 1997, consists of the following:

                                                                                               1998           1997
                                                                                           -------------------------
Mortgage  payable,  National City Bank, due in monthly  installments  of $3,775, including  interest at 8.5%,  through October 1, 1999. At that date and every five years thereafter,  the interest rate may be adjusted based on the Bank's base  rate,  final  installment  due June 2008,  collateralized  by  Pioneer
   Railcorp's corporate headquarters building .........................................    $   395,606    $   406,299
Mortgage payable, National City Bank, due in monthly installments of $19,314, including interest at 9.25%, through December 2001. At that date, the interest rate adjusts to a U.S. Treasury index 5-year constant  maturity)
   plus 3.5%,  final  installment  due  December 2006,  collateralized  by real
   estate, rail facilities, and other assets of Alabama & Florida Railway Co., Inc. ...      1,293,713      1,398,669
Notes payable, Norwest Equipment Finance, Inc., due in monthly installments of $24,018, including interest at 7.26%, final install-
   ment due June 2004, collateralized by railcars .....................................      1,380,863      1,638,397
Note payable, Keycorp, due in monthly installments of $22,744, including interest at 8.86%, final installment due December 2003,
   collateralized by railcars .........................................................      1,098,977      1,266,399
Notes payable, Nations Bank, due in monthly installments from
   $8,524 to $23,305,  including  interest  ranging  from 8.75% to 9.35%,  final installments due from December 2002 to December
   2003, collateralized by railcars ...................................................        940,998      1,929,281
Notes payable, Concord Commercial Group, due in monthly
   installments of $2,239, including interest at 9%, final installment
   due March 1999, collateralized by railcars .........................................          6,599        108,950
Notes payable, Minnesota Valley Bank, due in monthly installments of $4,700, including interest at prime plus 2-2.75%, final installment due December 2001, collateralized by equipment
   acquired from MNVA Railroad, Inc. ..................................................        128,675        168,603
Note payable, U.S. Small Business Administration, due in monthly installments  of $7,577,  including  interest at 4%,  final  installment  due
   October 2000, collateralized by track acquired from MNVA
   Railroad, Inc. .....................................................................        152,235        235,197
Note payable, Rail Authority, interest only payments required through
   October 1998, then due in monthly installments of $3,975,  including interest at 7.5%, final installment due January 2011, collateralized
   by rail line acquired from MNVA Railroad, Inc. .....................................        375,845        380,000
Various notes payable, due in monthly installments from $404 to $573, including interest ranging from 6.75% to 10.25%,  final installments due from
   June 1999 to December 2001, collateralized by vehicles
   and railcars .......................................................................         62,468        109,591
Note payable, National City Bank, due in monthly installments of
   $39,041, including  interest at 9.5%,  through September 2002. At that date, the interest rate will be adjusted to 250 basis point over the weekly average yield on U.S.  Treasury  Securities,  final  installment  due December 2007,
   collateralized by Keokuk Junction Railway Co. stock and assets .....................      2,813,177      3,000,000
Notes payable, Center Capital Corporation, due in monthly
   installments from $1,402 to $5,202,  including  interest from 8.90% to 9.75%, final installments due from January 2002 to August 2005, collateralized by 70
   ton box cars .......................................................................        641,325        188,732
Note payable, Pullman Bank & Trust Company, due in monthly
   installments of $4,933, including interest at 9.45%, final install-
   ment due December 2004, collateralized by covered hoppers ..........................        268,885        301,000
Note payable, GE Capital, due in monthly installments of $39,286, including interest at 8.2%, final installment due May 2003, collateralized by locomotives, boxcars, covered hoppers, and
   gondolas ...........................................................................      1,738,554           --
Note payable, Lyon Credit, due in monthly installments of $32,763, including interest at 8.38%, final installment due May 2002,
   collateralized by railcars .........................................................      1,856,393           --
Noninterest-bearing note payable, State of Mississippi, due in annual installments of $4,547, final installment due June 2008,
   collateralized by track structure ..................................................         45,465           --
Mortgage payable, Camden National Bank, due in monthly
   installments of $4,304, including interest at 12%, final installment due July
   2001, collateralized by Alabama Railroad Co.
   real estate and rail facilities ....................................................           --          161,785
Note payable, FBS Leasing, due in monthly installments of $510, including interest of 8.37%, final installment due December 2001,
   collateralized by railcars .........................................................           --        1,087,819
Note payable, US Bancorp, due in monthly installments from
   $10,088, including interest of 9%, final installment due
   December 2002, collateralized by railcars ..........................................           --        1,023,926
Note payable, LDI Corporation, due in monthly installments of
   $16,731, including interest at 10.25%, final installment due
   December 2003, collateralized by locomotives .......................................           --          896,982
                                                                                           --------------------------
                                                                                            13,199,778     14,301,630
Less current portion ..................................................................      1,988,041      1,836,132
                                                                                           --------------------------
                                                                                           $11,211,737    $12,465,498
                                                                                           ==========================

Aggregate maturities required on long-term debt as of December 31, 1998, are due in future years as follows:

Years ending December 31:          Amount
-------------------------------------------

  1999                          $ 1,988,041
  2000                            2,118,123
  2001                            2,187,834
  2002                            2,167,981
  2003                            1,524,092
  Thereafter                      3,213,707
                                -----------
                                $13,199,778
                                ===========


Note 4.  Income Tax Matters

The Company and all but three of its subsidiaries file a consolidated federal income tax return. Those three subsidiaries file separate federal income tax returns.

The provision (credit) for income taxes charged to operations for the years ended December 31, 1998 and 1997, was as follows:


                                                            1998        1997
                                                          --------------------
Current:
   Federal ......................................         $101,335    $115,432
   State ........................................           28,842      47,705

Deferred ........................................          290,800     242,550
                                                          --------------------
                                                          $420,977    $405,687
                                                          ====================

The income tax provision differs from the amount of income tax determined by applying the federal income tax rate to pretax income from operations for the years ended December 31, 1998 and 1997, due to the following:

                                                                 1998    1997
                                                                 -------------
Computed "expected" tax expense ...............................  35.0%   35.0%
Increase (decrease) in income taxes resulting from:
   State income taxes, net of federal tax benefit .............   6.0     6.0
   Other ......................................................   2.4     4.3
                                                                 -------------
                                                                 43.4%   45.3%
                                                                 =============

Deferred tax assets and liabilities consist of the following components as of December 31, 1998 and 1997:


                                                     1998              1997
                                                 ------------------------------
Deferred tax assets:
   AMT credit carryforwards ..............       $   463,400        $   434,500
   NOL carryforwards .....................         1,070,800          1,037,100
   Deferred compensation .................            35,200             29,800
   Other .................................            70,800             66,400
                                                 ------------------------------
                                                   1,640,200          1,567,800
Deferred tax liabilities:
   Property and equipment ................        (4,115,300)        (3,752,100)
                                                 ------------------------------
                                                 $(2,475,100)       $(2,184,300)
                                                 ==============================

The components giving rise to the deferred tax assets and liabilities described above have been included in the consolidated balance sheets as of December 31, 1998 and 1997, as follows:

                                                       1998             1997
                                                   ----------------------------

Current deferred tax assets ..................     $    70,800      $    66,400
Net noncurrent deferred tax liabilities ......      (2,545,900)      (2,250,700)
                                                   ----------------------------

Net deferred tax liability ...................     $(2,475,100)     $(2,184,300)
                                                   ============================

The Company and its subsidiaries have Alternative Minimum Tax (AMT) credit carryforwards of approximately $463,000 and $435,000 at December 31, 1998 and 1997, respectively. This excess of AMT over regular tax can be carried forward indefinitely to reduce future federal income tax liabilities. Certain subsidiaries of the Company also have net operating loss carryforwards totaling approximately $2,906,000 at December 31, 1998, which can be used to offset future taxable income of those subsidiaries. Net operating loss carryforwards expire as follows:

Years ending December 31:                   Amount
----------------------------------------------------

    2008                                 $     9,000
    2009                                      16,000
    2010                                     352,000
    2011                                   1,641,000
    2012                                     632,000
    2013                                     256,000
                                         -----------
                                         $ 2,906,000
                                         ===========


Note 5.  Retirement Plan

The Company has a defined contribution plan covering substantially all employees. Employees are eligible to participate in the plan upon employment and may elect to contribute, on a tax deferred basis, the lesser of 15% of their salary, or $10,000. Company contributions are discretionary, and during 1998 and 1997, the Company elected to match 50% of the first 8% of each employee's contributions. Expenses under the plan were $43,153 and $43,769 for the years ended December 31, 1998 and 1997, respectively.


Note 6.  Deferred Compensation Agreements

The Company has deferred compensation agreements with two Keokuk Junction Railway Co. employees. The agreements provide monthly benefits for 15 years beginning with the month immediately following the employees' normal retirement date, as defined in the agreements. If an employee terminates employment with the Company for any reason other than death prior to the employees' normal retirement date, benefits are rendered on a pro rata basis. The $91,566 and $77,441 present value of the estimated liability as of December 31, 1998 and 1997, respectively, under the agreements is being accrued ratably over the remaining years to the date when the employees are first eligible for benefits using a discount rate of 7%. Deferred compensation expense totaled $14,125 and $12,638 for the years ended December 31, 1998 and 1997, respectively.

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

On June 1, 1998, the Board of Directors approved a plan for repurchase of 441,512 of the outstanding options issued to Company employees on April 12, 1994. Consequently, only 20,000 options held by an outside director remain outstanding pursuant to the April 12, 1994, stock plan. The employees were paid $.15 for each option repurchased, with the repurchase cost payable to the employees in the form of increased compensation over a one-year period commencing in June, 1998.

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

Other pertinent information related to the plans is as follows:

                                             1998                 1997
                                     --------------------- ---------------------
                                                 Weighted-             Weighted-
                                                  Average               Average
                                                 Exercise              Exercise
                                      Shares      Price      Shares     Price
                                     -------------------------------------------
Outstanding at beginning of year      973,271    $   2.36  1,099,800   $   2.35
Forfeited ......................      (95,000)       2.65   (100,029)      2.56
Repurchased ....................     (441,512)       1.54        - -        - -
Exercised ......................          - -         - -    (26,500)      1.50
                                     -------------------------------------------
Outstanding at end of year .....      436,759    $   3.13    973,271   $   2.36
                                     ===========================================

Exercisable at end of year .....      194,759                691,271
                                     ========              =========

A further summary about stock options outstanding as of December 31, 1998, is as follows:

                        Options Outstanding                Options Exercisable
                 ------------------------------------   ------------------------
                               Weighted-
                                Average      Weighted                 Weighted
    Range of                   Remaining     Average                  Average
    Exercise        Number    Contractual    Exercise     Number      Exercise
     Prices      Outstanding     Life        Price      Exercisable   Price
-------------------------------------------------------------------------------

$1.50                20,000     4 months    $    1.50      20,000     $  1.50
$2.75 - 3.56        352,000      5 years         3.07     110,000        3.56
$3.92 - 4.40         64,759    1.6 years         4.01      64,759        4.01
                 ----------                              --------
                    436,759                               194,759
                 ==========                              ========

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


                                                   1998         1997
                                                ----------------------
Net income:
   As reported ...........................      $ 424,765    $ 366,245
   Proforma ..............................      $ 344,765    $ 294,245

Basic earnings per common share:
   As reported ...........................      $     .09    $     .08
   Proforma ..............................      $     .08    $     .06

Diluted earnings per common share:
   As reported ...........................      $     .09    $     .08
   Proforma ..............................      $     .08    $     .06

On June 24, 1995, the stockholders authorized the issuance of stock warrants as a dividend to stockholders of record, resulting in the issuance of 4,198,284 warrants. Each warrant permits stockholders a right to purchase an additional share of stock at a predetermined price of $2 per share. Stock acquired by exercise of each warrant must be held for a one year period of time. The warrants expire July 1, 2015. There are 4,131,040 and 4,131,440 warrants outstanding as of December 31, 1998 and 1997, respectively.


Note 8.  Lease Commitments and Total Rental Expense

The Company has entered into six lease agreements covering certain of its railroad properties. For rail- road properties it leases, the Company ordinarily assumes, upon the commencement date, all operating and financial responsibilities, including maintenance, payment of property taxes, and regulatory compliance. Lease payments on five railroad properties are based on a per car basis, ranging from $10 to $25 on all cars over a range of 300 to 4,000 cars per year on each segment. The leases expire between September 2003 and July 2018 and two of these railroads have five to twenty year renewal options.

One railroad lease, which expired on December 31, 1998, contained an option to purchase the stock and leased personal property of the railroad upon expiration of the lease. As disclosed in Note 15 to the financial statements, the Company exercised its option to purchase this railroad subsequent to December 31, 1998.

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

The total approximate minimum rental commitment as of December 31, 1998, required under noncancelable leases, and excluding executory costs and per car rentals, is due in future years as follows:

   Years Ending December 31:           Amount
----------------------------------------------

       1999                          $  46,300
       2000                             46,300
       2001                             46,300
       2002                             46,300
       2003                             46,300
       Thereafter                      302,375
                                     ---------
                                     $ 533,875
                                     =========

The total rental expense under the leases was $347,281 and $440,986 for the years ended December 31, 1998 and 1997, respectively.


Note 9.  Major Customer

Revenue earned from a major railroad segment customer amounted to approximately $2,567,000 and $1,760,000 during the years ended December 31, 1998 and 1997, respectively. Accounts receivable as of December 31, 1998 and 1997, include approximately $381,000 and $427,000, respectively, from this customer.


Note 10.  Minority Interest in Subsidiaries

Three of the Company's subsidiaries have preferred stock outstanding. This stock is accounted for as minority interest in subsidiaries and dividends on the stock are accounted for as a current expense.

Following is a summary of the minority interest in subsidiaries as of December 31, 1998 and 1997:

                                                                       Amounts
                                                                      ----------
Preferred stock of Alabama Railroad Co.
   Par value - $1,000 per share
   Authorized - 700 shares
   Issued and outstanding - 424 (cumulative 12% dividend;
      callable at Company's option at 150% of face value) ......      $  424,000
Preferred stock of Alabama & Florida Railway Co., Inc.
   Par value - $1,000 per share
   Authorized - 500 shares
   Issued and outstanding - 421  (cumulative 9% dividend;
      callable at Company's option after June 22, 1995, at
      150% of  face  value) .....................................        421,000
Preferred stock of Mississippi Central Railroad Co.
   Par value - $1,000 per share
   Authorized - 1,000 shares
   Issued and outstanding - 341 shares (cumulative 10% dividend;
      convertible at a rate of $10 per common share, callable at
      Company's option after March 1, 1996, at 110% of face value)       341,000
                                                                      ----------
                                                                      $1,186,000
                                                                      ==========

Note 11.  Commitments and Contingencies

Commitments: In December 1998, the Company entered into a one-year extension of an existing executive employment contract with the Company's president. The one-year extension provides for a base salary with an annual inflation adjustment based upon the Consumer Price Index. Should the Company acquire or form additional railroads, the base salary will increase $25,000 for the acquisition of railroads of 125 miles or less, and $50,000 for railroads over 125 miles. Should the president's employment be terminated, the contract requires a lump sum payment equal to three years of his then current salary. Should the president retire, he is entitled to a lump sum payment of one year's salary.

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

As discussed in Note 1, the Company was awarded grants in 1998 and 1997 for the repair and rehabilita- tion of weather damaged railroad track and related structures the Company owns in Alabama and Minnesota. The Company's obligations under the two Alabama grants expire five years after the completion of the repairs, while the Company's obligation under the Minnesota grant expires two years after the completion of repairs. In the unlikely event the Company should discontinue using the underlying track prior to the expiration of the aforementioned commitment periods, the Company is contingently liable to repay to the Federal Railroad Administration the full value of awarded funds pursuant to the Alabama grants and the value of materials installed pursuant to the Minnesota grant. Management estimates that materials installed pursuant to the Minnesota grant approximate $123,000.


Note 12.  Earnings Per Share

Following is information about the computation of the earnings per share (EPS) data for the years ended December 31, 1998 and 1997:

                                               Income       Shares     Per-Share
                                             (Numerator) (Denominator)   Amount
                                             -----------------------------------
                                              For Year Ended December 31, 1998
                                             -----------------------------------
Basic EPS
Income available to common stockholders ....   $424,765    4,610,434    $   .09
                                                                        =======

Effect of Dilutive Securities
Employee stock options .....................         --        1,132
                                               ---------------------

Diluted EPS
Income available to common stockholders
   plus assumed conversions ................   $424,765    4,611,566    $   .09
                                               =================================

                                              For Year Ended December 31, 1997
                                             -----------------------------------


Basic EPS
Income available to common stockholders ....   $366,245    4,593,750    $   .08
                                                                        ========

Effect of Dilutive Securities
Employee stock options .....................         --       57,576
                                               ---------------------

Diluted EPS
Income available to common stockholders
   plus assumed conversions ................   $366,245    4,651,326    $   .08
                                               =================================

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

Note 13.  Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

     The carrying value of cash, cash value of life insurance, notes payable, and variable rate long-term debt approximates fair value.

     The remaining carrying value of fixed rate long-term debt collectively approximates fair value based upon the similarity of interest rates negotiated on debt instruments in 1998 and 1997 as compared to existing interest rates.

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


Note 14.  Segment Information

During 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise". This Statement, applicable only to public companies, establishes standards for reporting information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

Description of products and services from reportable segments: Pioneer Railcorp has two reportable segments, investing in operating railroad entities and an investment in a railroad equipment entity. All other operations are classified as corporate for purposes of this disclosure.

Measurement of segment profit or loss and segment assets: The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Pioneer Railcorp evaluates segment profit based on operating income before intersegment revenues, provision for income taxes, items of other income and expense, and minority interest in preferred stock dividends of consolidated subsidiaries.

Intersegment transactions: Intersegment transactions are recorded at cost.

Factors management used to identify the reportable segment: Pioneer Railcorp's reportable segments consists of wholly-owned short line railroad subsidiaries that offer similar services and a railroad equipment subsidiary that leases railcars, locomotives, and other railroad equipment to affiliated and unaffiliated entities. The corporate operations consist of support services provided to the operating segments.

                                                                         For Year Ended
                                                                           December 31,
                                                                    --------------------------
                                                                        1998          1997
                                                                    --------------------------
Segment Assets
   Railroads ....................................................   $13,626,948    $13,481,006
   Leasing company ..............................................    10,055,047     10,270,060
   Corporate ....................................................       822,008        895,610
                                                                    --------------------------
        Total consolidated segment assets .......................   $24,504,003    $24,647,676
                                                                    ==========================
Expenditures for additions to long-lived assets
   Railroads ....................................................   $   467,199    $   303,763
   Leasing company ..............................................       932,336        989,453
   Corporate ....................................................        83,187         78,776
                                                                    --------------------------
        Total expenditures for additions to long-lived assets ...   $ 1,482,722    $ 1,371,992
                                                                    ==========================
Revenues

Revenues from external customers
   Railroads ....................................................   $10,918,188    $10,703,799
   Leasing company ..............................................     2,585,072      2,075,450
   Corporate ....................................................        11,168            - -
                                                                    --------------------------
        Total revenues from external customers ..................    13,514,428     12,779,249
                                                                    --------------------------
Intersegment revenues
   Railroads ....................................................           - -            - -
   Leasing company ..............................................       427,100        352,500
   Corporate ....................................................     5,156,045      4,602,034
                                                                    --------------------------
        Total intersegment revenues .............................     5,583,145      4,954,534
                                                                    --------------------------

        Total revenue ...........................................   $19,097,573    $17,733,783
Reconciling items
   Intersegment revenues ........................................    (5,583,145)    (4,954,534)
                                                                    --------------------------
        Total consolidated revenues .............................   $13,514,428    $12,779,249
                                                                    ==========================
Expenses

Interest expense
   Railroads ....................................................   $   190,096    $   258,863
   Leasing company ..............................................       747,577        777,168
   Corporate ....................................................       360,255        348,294
                                                                    --------------------------
        Total consolidated interest expense .....................   $ 1,297,928    $ 1,384,325
                                                                    ==========================
Depreciation and amortization expense
   Railroads ....................................................   $   581,604    $   569,750
   Leasing company ..............................................       918,307        847,723
   Corporate ....................................................        83,084         79,415
                                                                    --------------------------
        Total consolidated depreciation and amortization expense    $ 1,582,995    $ 1,496,888
                                                                    ==========================
Segment profit
   Railroads ....................................................   $ 4,079,300    $ 4,022,039
   Leasing company ..............................................     1,362,173        987,652
   Corporate ....................................................     2,151,834      1,913,564
                                                                    --------------------------
        Total segment profit ....................................     7,593,307      6,923,255

Reconciling items
   Intersegment revenues ........................................    (5,583,145)    (4,954,534)
   Income taxes .................................................      (420,977)      (405,687)
   Minority interest in preferred stock dividends of subsidiaries      (122,870)      (122,720)
   Other income (expense), net ..................................    (1,041,550)    (1,074,069)
                                                                    --------------------------
        Total consolidated net income ...........................   $   424,765    $   366,245
                                                                    ==========================

Note 15.  Subsequent Event

On January 1, 1999, the Company exercised its option to purchase the stock of the Michigan Southern Railroad for cash of $2,400,000 in a transaction to be accounted for using the purchase method of accounting. The acquisition was financed with $2,400,000 borrowings against the Company's acquisition line as described in Note 3. Management has yet to determine the fair market value of the net assets acquired.

The excess, if any, of the aggregate purchase price over the fair market value of the net assets acquired will be amortized on a straight-line basis over 40 years in accordance with the Company's policy.

Item 8. Changes In and Disagreements With Accountants on Accounting Financial Disclosure

None.

PART III

Item 9.  Directors and Executive Officers of the Registrant

Set forth below are the names and ages of all the directors and executive officers of the Registrant and the positions and offices held by such persons as of December 31, 1998.

     Name (Age)                                Position
---------------------               -------------------------------

Guy L. Brenkman (51)                Director (Chairman) & President
Orvel L. Cox (56)                   Director
Timothy F. Shea (50)                Director
John S. Fulton (66)                 Director
J. Michael Carr (34)                Director & Treasurer
Daniel A. LaKemper (41)             Secretary
Kevin L. Williams (26)              Assistant Secretary

All of the above Directors and Officers were elected at the Annual Meeting of the Stockholders (and the board meeting which followed) on June 16, 1998 to serve until the next annual meeting. There is no family relationship between any officer or director.

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

Mr. Cox, Director, also serves as same for each of the Company's subsidiaries and Superintendent of Transportation for same. Mr. Cox has 39 years of active railroading experience with 31 of those years working for Class I railroads. Mr. Cox has been a director and officer of Pioneer Railcorp since its inception and has been involved in all phases of the development and growth of the Company.

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

Item 10.  Executive Compensation

Summary Compensation Table
--------------------------

                          Annual
                       Compensation           Long Term Compensation
                      -------------- -------------------------------------------
                                     Restricted
Name &                                  Stock                    Other
Position              Year    Salary    Award  Options/SARs   Compensation
--------------------------------------------------------------------------------
Guy L. Brenkman, CEO  1998   $486,494    - -         - -       $  5,000 (a)
                      1997   $419,695    - -         - -       $  4,750 (a)
                      1996   $350,098    - -      80,000       $  4,750 (a)

(a) - Registrant's contribution to the Company's defined contribution plan.


Option/SAR Grants in Last Fiscal Year
-------------------------------------

None

              Aggregated Option/SAR Exercises in Last Fiscal Year
                          and FY-End Option/SAR Values
              ---------------------------------------------------

                                                                    Value of
                                                                   Unexercised
                                           Number of Securities    In-the-Money
                                          Underlying Unexercised   Options/SARs
                                          Options/SARs at FY-End     At FY-End
                 Shares Acquired  Value        Exercisable/        Exercisable/
Name               On Exercise   Realized      Unexercisable       Unexercisable
--------------------------------------------------------------------------------
Guy Brenkman-CEO          0         0          24,909/ 80,000          $0/$0

In December 1993, the Company entered into a five-year executive employment contract with the Company's president, which was extended one year by the Board of Directors on November 18, 1998 and will expire in December 1999. The agreement provides for a base salary with annual inflation adjustments based upon the Consumer Price Index. Should the Company acquire or form additional railroads, the base salary will increase $25,000 for the acquisition of railroads of 125 miles or less, and $50,000 for railroads over 125 miles. At January 1, 1999, the president's base salary was $428,203. Should the president's employment be terminated, the contract requires a lump sum payment equal to three years of his then current salary. Should the president retire, he is entitled to a lump sum payment of one year's salary.

Although Mr.  Brenkman is  authorized  by his contract to receive an increase in compensation immediately upon the start of a new railroad, he has generally declined these increases, until in his opinion, the railroad appears to be self supporting and can absorb the cost of such raise. In several instances, Mr. Brenkman has not taken a raise at all. A detailed list of these raises since 1993 is listed as follows:
                                                             Date Raise
Subsidiary                             Date Acquired         Effective
                                       ----------------------------------

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

Directors of the Registrant each were compensated $2,000 in 1998.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information, as of March 19, 1999, the beneficial ownership of all directors and officers of the Company as a group. These figures include shares of Common Stock that the executive officers have the right to acquire within 60 days of March 19, 1999 pursuant to the exercise of stock options and warrants.

Title of Class:  Common Stock ($.001 par value)

                                          Beneficial       Percent
        Name Of Beneficial Owner          Ownership       Of Class

          Guy L. Brenkman (2)             3,493,395         39.09%
          Orvel L. Cox (3)                  198,520          2.22%
          Daniel A. LaKemper (4)             97,798          1.09%
          John S. Fulton (5)                 42,200           .47%
          J. Michael Carr (6)                53,050           .59%
          Kevin Williams (7)                 11,100           .12%
          Tim Shea                            5,000           .06%
                                          ---------        -------
          Directors and Executive
            Officers as a Group:          3,901,063         43.65%(1)

FOOTNOTES:

(1) Based on 8,936,396 shares of Common Stock and Equivalents outstanding as of March 19, 1999.

(2) Of the total number of shares shown as owned by Mr. Brenkman, 24,909 shares represent the number of shares Mr. Brenkman has the right to acquire within 60 days upon the exercise of options granted under the Company's 1994 Stock Option Plan, and 1,740,800 shares represent the number of shares Mr. Brenkman has the right to acquire within 60 days through the exercise of Warrants. Mr. Brenkman owns all shares in joint tenancy with his wife. In addition, 17,986 shares are held by Mr. Brenkman under the Pioneer Railcorp Retirement Savings Plan and 2,340 shares are held by Mr. Brenkman's wife, in which he disclaims beneficial ownership.

(3) Of the total number of shares shown as owned by Mr. Cox, 30,000 shares represent the number of shares Mr. Cox has the right to acquire within 60 days upon the exercise of options granted under the Company's 1994 Stock Option Plan, and 101,770 shares represent the number of shares Mr. Cox has the right to acquire within 60 days through the exercise of Warrants. In addition, 1,880 shares are held by Mr. Cox under the Pioneer Railcorp Retirement Savings Plan. Mr. Cox's shares are owned in joint tenancy with his wife. Mr. Cox and his wife own one Preferred Share in the Mississippi Central Railroad Co.

(4) Of the total number of shares shown as owned by Mr. LaKemper, 19,850 shares represent the number of shares Mr. LaKemper has the right to acquire within 60 days upon the exercise of options granted under the Company's 1994 Stock Option Plan, and 40,000 shares represent the number of shares Mr. LaKemper has the right to acquire within 60 days through the exercise of Warrants. In addition, 948 shares are held by Mr. LaKemper under the Pioneer Railcorp Retirement Savings Plan. Mr. LaKemper's shares are owned in joint tenancy with his wife.

(5) Of the total number of shares shown as owned by Mr. Fulton, 22,000 shares represent the number of shares Mr. Fulton has the right to acquire within 60 days upon the exercise of options granted under the Company's 1994 Stock Option Plan, and 10,200 shares represent the number of shares Mr. Fulton has the right to acquire within 60 days upon the exercise of Warrants.

(6) Of the total number of shares shown as owned by Mr. Carr, 53,050 shares represent the number of shares Mr. Carr has the right to acquire within 60 days upon the exercise of options granted under the Company's 1994 Stock Option Plan, and 1,000 shares represent the number of shares Mr. Carr has the right to acquire within 60 days through the exercise of Warrants.

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

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers, and any persons holding more than ten percent of the Company's common stock to report their initial ownership of the Company's common stock and any subsequent changes in that ownership to the Securities and Exchange Commission and to provide copies of such reports to the Company. Based upon the Company's review of the copies of such reports received by the Company and written representations of its directors and executive officers, the Company believes that during the year ended December 31, 1997, all Section 16(a) filing requirements were satisfied with the following exceptions: Timothy Shea, Director, failed to file 1997 Form 5 by the deadline date. The Company believes that during the year ended December 31, 1998, all Section 16(a) filing requirements were satisfied.

             The remainder of this page is intentionally left blank

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

Exhibit # 27 - Financial Data Schedule.

No reports were filed on Form 8-K during the fourth quarter 1998.

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

Dated: March 19, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/ J. Michael Carr
    ------------------------------------
    J. Michael Carr, Treasurer,
    Chief Financial Officer and Director

Dated: March 19, 1999

By:  /s/ Orvel Cox
     -----------------------------------
     Orvel Cox, Director

Dated: March 19, 1999

By:  /s/ John Fulton
     -----------------------------------
     John Fulton, Director

Dated: March 19, 1999