Form 10QSB
period 1999-03-31
PIONEER RAILCORP
filed 1999-05-07
CIK 796374

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            Quarterly Report Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

                      For the quarter ended March 31, 1999

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

                                    4,610,697
             ------------------------------------------------------
             (Shares of Common Stock outstanding on March 31, 1999)

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS



PIONEER RAILCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
Quarters Ended March 31, 1999 and 1998

UNAUDITED

                                                            First Quarter
                                                         1999          1998
                                                     --------------------------

Operating revenue ................................   $ 3,441,978    $ 3,236,847
                                                     --------------------------

Operating expenses
   Maintenance of way ............................       336,185        297,029
   Maintenance of equipment ......................       370,850        402,301
   Transportation expense ........................       882,831        736,594
   Administrative expense ........................       818,331        819,887
   Depreciation  & amortization ..................       432,160        392,263
                                                     --------------------------
                                                       2,840,357      2,648,074
                                                     --------------------------

Operating income .................................       601,621        588,773
                                                     --------------------------

Other income & expense
   Other (income) expense ........................      (145,554)       (69,141)
   Interest expense, equipment ...................       164,906        199,833
   Interest expense, other .......................       184,122        147,239
   Net (gain) loss on sale of fixed assets .......        (1,880)        (8,733)
                                                     --------------------------
                                                         201,594        269,198
                                                     --------------------------

Income before income taxes .......................       400,027        319,575

Provision for income taxes .......................       152,800        113,900
                                                     --------------------------

Income before minority interest in preferred
   stock dividends of consolidated subsidiaries ..   $   247,227    $   205,675

Minority interest in preferred stock dividends of
    consolidated subsidiaries ....................   $    31,308    $    31,308


Net income .......................................   $   215,919    $   174,367
                                                     ==========================

Basic earnings per common share ..................   $      0.05    $      0.04
                                                     ==========================

Diluted earnings per common share ................   $      0.05    $      0.04
                                                     ==========================

PIONEER RAILCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
March 31, 1999 and December 31, 1998

UNAUDITED

                                                            March 31    December 31
                                                              1999         1998
                                                          -------------------------
ASSETS
Current Assets
   Cash ...............................................   $   502,601   $   469,476
   Accounts receivable, less allowance
     for doubtful accounts 1999 $156,331; 1998 $156,282     3,136,301     2,660,012
   Inventories ........................................       310,441       331,841
   Prepaid expenses ...................................       112,701       174,085
   Income tax refund claims ...........................        36,182        56,933
   Deferred taxes .....................................        70,800        70,800
                                                          -------------------------
        Total current assets ..........................     4,169,026     3,763,147
                                                          -------------------------

Property and Equipment less accumulated
  depreciation 1999 $6,388,629; 1998 $5,997,160 .......    21,719,276    19,563,368
                                                          -------------------------

Intangible Assets, less accumulated amortization
  1999 $263,446; 1998 $250,365 ........................     1,051,570     1,065,140
                                                          -------------------------

Investments, cash value of life insurance .............       115,088       112,348
                                                          -------------------------

Total assets ..........................................   $27,054,960   $24,504,003
                                                          =========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable ...................................   $ 3,135,230   $ 2,732,627
   Notes payable ......................................       246,274       307,886
   Income taxes payable ...............................       132,975        14,206
   Current maturities of long-term debt ...............     2,263,218     1,988,041
   Accrued liabilities ................................       494,460       537,018
                                                          -------------------------
        Total current liabilities .....................     6,272,157     5,579,778
                                                          -------------------------

Long-term debt, net of current maturities .............    12,843,390    11,211,737
Deferred income taxes .................................     2,545,900     2,545,900
                                                          -------------------------
        Total liabilities & debt ......................    21,661,447    19,337,415
                                                          -------------------------

Minority interest in subsidiaries .....................     1,183,000     1,186,000

Stockholders' Equity
   Common stock .......................................         4,610         4,610
   Additional paid-in capital .........................     2,041,003     2,041,000
   Retained earnings ..................................     2,164,900     1,934,978
                                                          -------------------------
        Total stockholders' equity ....................     4,210,513     3,980,588
                                                          -------------------------

Total liabilities and equity ..........................   $27,054,960   $24,504,003
                                                          =========================

PIONEER RAILCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
Quarters Ended March 31, 1999 and 1998

UNAUDITED

                                                                       First Quarter
                                                                   1999           1998
                                                               --------------------------
Cash Flows From Operating Activities
Net income .................................................   $   215,919    $   174,366
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Minority interest in preferred stock dividends of
    consolidated subsidiaries ..............................        31,308         31,308
  Depreciation .............................................       408,649        379,182
  Amortization .............................................        23,511         13,081
  Increase in cash value life insurance ....................        (2,740)        (4,948)
  (Gain) on sale of property & equipment ...................        (1,880)        (8,733)
  Deferred taxes ...........................................           -0-            -0-
Change in assets and liabilities, net of effects from
  acquisition of subsidiaries
  (Increase) decrease accounts receivable ..................      (476,289)        36,906
  (Increase) decrease inventories ..........................        21,400         (1,757)
  (Increase) decrease prepaid expenses .....................        61,384         22,876
  (Increase) decrease intangible assets ....................           635           (418)
  Increase (decrease) accounts payable .....................       402,603        615,545
  (Increase) decrease income tax refund claims .............        20,751            124
  Increase (decrease) income tax payable ...................       118,739         57,100
  Increase (decrease) accrued liabilities ..................       (42,558)        28,750
                                                                -------------------------
           Net cash provided by operating activities .......       781,432      1,343,382
                                                                -------------------------

Cash Flows From Investing Activities
  Proceeds from sale of property & equipment ..............         5,000         26,772
  Purchase of property & equipment, net of property
    and equipment from acquisition of subsidiaries ........    (2,578,225)      (553,990)
  Acquisition of subsidiaries, net of cash acquired                  -0-            -0-
                                                                -------------------------
           Net cash (used in) investing activities .........    (2,573,225)      (527,218)
                                                                -------------------------

Cash Flows From Financing Activities
  Proceeds from short-term borrowings, net of debt
    assumed in acquisition of subsidiaries .................       507,000      1,235,563
  Proceeds from long-term borrowings, net of debt
    assumed in acquisition of subsidiaries .................     2,400,000        324,100
  Payments on short-term borrowings ........................      (568,612)    (1,234,356)
  Payments on long-term borrowings .........................      (493,170)      (465,137)
  Repurchase of minority interest ..........................        (3,000)
  Proceeds from warrants and options exercised .............           -0-            -0-
  Payments to minority interest ............................       (17,300)       (17,300)
                                                                -------------------------
           Net cash provided by financing activities: ......     1,824,918       (157,130)
                                                                -------------------------

Net increase (decrease) in cash ............................        33,125        659,034

Cash, beginning of period ..................................       469,476        407,428
                                                                -------------------------

Cash, end of period ........................................    $  502,601    $ 1,066,462
                                                                =========================

SEGMENT INFORMATION

Description of products and services from reportable segments:

Pioneer has two reportable segments, investing in operating railroad entities and an investment in a railroad equipment entity. All other operations are classified as corporate for purposes of this disclosure.

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

Factors management used to identify the reportable segments:

Pioneer Railcorp's reportable segments consist of a wholly-owned short line railroad subsidiaries that offer similar services and a railroad equipment subsidiary that leases railcars, locomotives, and other railroad equipment to affiliated and unaffiliated entities. The corporate operations consist of support services provided to the operating segments.

                                                            First Quarter
                                                         1999           1998
                                                      -------------------------

Revenues from external customers
   Railroads .....................................     2,792,529      2,531,127
   Leasing company ...............................       649,449        705,720
   Corporate .....................................             0              0
                                                      -------------------------
      Total revenues from external customers .....     3,441,978      3,236,847
                                                      =========================

Intersegment revenues
   Railroads .....................................             0              0
   Leasing company ...............................       104,100        106,000
   Corporate .....................................     1,277,646      1,151,838
                                                      -------------------------
      Total intersegment revenues ................     1,381,746      1,257,838
                                                      =========================

Segment profit
   Railroads .....................................     1,046,893        928,471
   Leasing company ...............................       355,849        389,301
   Corporate .....................................       580,625        528,839
                                                      -------------------------
      Total segment profit .......................     1,983,367      1,846,611

Reconciling items
    Intersegment revenues ........................    (1,381,746)    (1,257,838)
    Income taxes .................................      (152,800)      (113,900)
    Minority interest ............................       (31,308)       (31,308)
    Other income(expense), net ...................      (201,594)      (269,198)
                                                      -------------------------
       Total consolidated net income .............       215,919        174,367
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

NOTE 3.  ESTIMATED IMPACT OF THE ADOPTION OF RECENT ACCOUNTING STANDARDS

In July 1997, Statement of Financial Accounting Standard No. 131, "Disclosure about Segments of an Enterprise and Related Information" (FAS 131), was issued by the Financial Accounting Standards Board. The standard requires the Company to disclose the factors used to identify reportable segments including the basis of organization, differences in products and services, geographic areas, and regulatory environments. FAS 131 additionally requires financial results to be reported in the financial statements for each reportable segment. The standard is effective for the Company's 1998 annual report and interim financial statements following the 1998 annual report. The Company does not believe the adoption of this standard will have a material impact on its consolidated financial statements.

The Company is not aware of any other recent accounting standard issued, but not yet required to be adopted by the Company, that would have a material effect on its financial position or results of operations.

NOTE 4.   STOCK OPTION PLANS

On April 12, 1994, Pioneer adopted, with the subsequent approval of its shareholders, a stock option plan permitting the issuance of up to 836,000 shares of common stock. Options granted under the plan were incentive based. The options became exercisable on July 5, 1995 at a price equal to the market value of the common stock at the date of grant, and the effect on earnings per share has been reflected in the accompanying financial statements. As of March 31, 1999, a total of 194,759 options are outstanding under this plan after forfeitures and exercises.

On June 26, 1996, the Company's shareholders approved a stock option plan permitting the issuance of 407,000 shares of common stock. Options granted under the plan are incentive based except for the options granted to the CEO whose options are non-qualified. The options are fully vested and will be exercisable as of July 1, 2001, and the effect on earnings per share has been reflected in the accompanying financial statements. The exercise date can be accelerated if Pioneer Railcorp common shares reach a closing price of $7.25 per share, or higher, for any consecutive 10-day period, as reported in The Wall Street Journal. The options will be exercisable at the market price of the common shares at the date the options were granted, in whole or in part, within 10 years from the date of grant. As of March 31, 1999, a total of 237,000 options are outstanding under this plan after forfeitures of 170,000 shares.


NOTE 5.   STOCK SPLIT AND STOCK WARRANTS ISSUED AS DIVIDENDS

On May 16, 1995 the Board of Directors authorized a 2 for 1 stock split to shareholders of record June 30, 1995, payable July 1, 1995. This increased the outstanding common shares to 4,198,084 from 2,099,042. In addition, on June 24, 1995 the shareholders ratified an amendment to the Articles of Incorporation authorizing the issuance of stock warrants as a dividend to shareholders immediately after the stock split. Each shareholder received one warrant for each share of common stock owned. Each warrant permits shareholders to purchase an additional share of common stock at a predetermined price of $2 per share. The warrants expire on July 1, 2015, and the effect of the warrants on earnings per share has been reflected in the accompanying financial statements. As of March 31, 1999, a total of 67,244 warrants had been exercised since their issuance on June 24, 1995.

NOTE 6. MINORITY INTERESTS IN SUBSIDIARIES

Three of the Company's subsidiaries have preferred stock outstanding. This stock is accounted for as minority interest in subsidiaries, and dividends on the stock are accounted for as a current expense.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

This management's discussion and analysis of financial condition and results of operations references the Company's two operating segments. The Company's railroad operations segment consists of wholly-owned short line railroad subsidiaries that offer similar services and the Company's equipment leasing segment leases railcars, locomotives, and other railroad equipment to affiliated and unaffiliated entities. All other operations are classified as corporate for purpose of these discussions. All information provided for each operating segment is presented after elimination of all intersegment transactions, therefore reflecting its share of consolidated results.

Pioneer Railcorp, an Iowa corporation, is a railroad holding company. As used in this Form 10-QSB, unless the context requires otherwise, the term "Company" or "PRC" refers to the parent, Pioneer Railcorp and its subsidiaries: West Michigan Railroad Co. (WMI), Wabash & Western Railway Co. d/b/a Michigan Southern Railroad (MSO), Fort Smith Railroad Co. (FSR), Alabama Railroad Co. (ALAB), Mississippi Central Railroad Co. (MSCI), Alabama & Florida Railway Co., Inc.
(AF), Decatur Junction Railway Co. (DT), Vandalia Railroad Company (VRRC), Minnesota Central Railroad Co. (MCTA), Keokuk Junction Railway Co. (KJRY), Rochelle Railroad Co. (RRCO), Shawnee Terminal Railway Company (STR), Pioneer Industrial Railway Co. (PRY), Pioneer Resources, Inc. (PRI), Pioneer Railroad
Equipment Co., Ltd. (PREL), Pioneer Air, Inc. (PAR), and Pioneer Railroad Services, Inc. (PRS).

Summary: First Quarter 1999 Compared to First Quarter 1998.

The Company's net income in the first quarter 1999 increased by 24% to $216,000 up from $174,000 in the same period last year. Revenue increased by $205,000 or 6% to $3,442,000 from $3,237,000 in the same period last year. Operating expense increased by $192,000 or 7%, to $2,840,000 from $2,648,000 in the same period last year. Operating income increased by $13,000, or 2% to $602,000 from $589,000 in the same period last year.

Operating income was increased in the first quarter 1999 by the Company's railroad operations which increased operating income by approximately $88,000 in the period. The equipment leasing operations decreased operating income by approximately $40,000 in the period, primarily from a reduction in the utilization of its railcar fleet by non-affiliated railroads. In addition, corporate support services decreased operating income by approximately $35,000 in the period.

Revenue:

Revenue increased in the first quarter 1999 by approximately $205,000, or 6%, to $3,442,000 from $3,237,000 in the same period last year. The railroad operations increased revenue by approximately $261,000 in the period. Several operating railroad subsidiaries had increases in revenues primarily resulting from increased loadings. Some of the more significant increases in revenues include $180,000 from the Minnesota Central Railroad resulting from a one-time shipping contract for the movement of approximately 166 cars of pipe for a utility company. The Alabama & Florida Railway increased revenue by approximately $105,000 in the period, the Alabama Railroad increased revenue $60,000 in the period, and the Keokuk Junction increased revenue approximately $73,000 in the period. These increases in revenue were offset by a $156,000 loss of revenue resulting form the termination of the Rochelle Railroad lease. The equipment leasing operations had a $57,000 decrease in revenue in the period resulting from the decreased utilization of its railcars by non-affiliated railroads.

Operating Expense:

Operating expense increased in the first quarter 1999 by $182,000 or 7%, to $2,830,000 from $2,648,000 in the prior year. The railroad operations increased operating expense by approximately $167,000 in the first quarter 1999, of which approximately $120,000 is attributable to the Minnesota Central Railroad as a result of the costs associated with handling the one time shipment of 166 pipe cars. The equipment leasing operations decreased operating expense approximately $25,000, primarily from a reduction in maintenance costs associated with the railcar fleet. Corporate support services increased operating expense approximately $40,000, primarily related to professional services, and public relation expenditures.

Maintenance of way and structures expense (MOW) increased $39,000 or 13% to $336,000 from $297,000 in the same period last year. The primary increase in MOW related to increased signal maintenance expense in the railroad operations.

Maintenance of equipment expense (MOE) decreased $31,000, or 8% to $371,000 from $402,000 in the same period last year. Approximately $38,000 of the decrease related to the equipment leasing operations as a result of decreased costs associated with maintaining the Company's railcar fleet. The railroad operations had a decrease in MOE expense of approximately $7,000.

Transportation expense (TRAN) increased $146,000, or 19% to $883,000 from $737,000 in the same period last year. Most of the increased TRAN expense was generated by the railroad operations, primarily from the Minnesota Central as a result of the special pipe shipment.

General & administration expense (ADMIN) decreased $2,000 in the first quarter 1999 to $818,000 from $820,000, in the prior year. The railroad operations were responsible for approximately a $41,000 decrease in ADMIN expense in the period. Corporate expenses related to professional services, public relations, and other corporate support expenditures increased ADMIN expense by approximately $23,000 in the period, and the equipment leasing operations increased administration expense approximately $16,000 as a result of expenses related to repositioning the Company's railcar fleet.

Depreciation and amortization expense increased $40,000, or 10%, to $432,000 compared to $392,000 in the same period last year. Approximately $20,000 of the increase is related to depreciation expense of assets associated with the purchase of the Michigan Southern Railroad stock on January 1, 1999.

Other Income and Expense Income Statement Line Item Discussion:

In the first quarter 1999 other income and expense increased $76,000 to $145,000 compared to $69,000 in the same period last year. The increase relates primarily to additional lease income for the use of railroad property. The Company continues to place a strong emphasis on identifying and collecting revenues from third parties occupying Company property. In addition to lease income, other income and expense includes revenues generated from scrap sales, and other miscellaneous non-operating revenues and expenses, primarily generated by the company's railroad operations.

Interest expense related to equipment financing decreased $35,000 in the first quarter 1999 to $165,000 compared to $200,000 in the same period last year. A majority of this decrease is the result of refinancing activities associated with the equipment leasing operations. Other interest expense increased $37,000 in the first quarter 1999 to $184,000 from $147,000 in the prior year. A majority of this increase relates to the financing of the purchase of the Michigan Southern Railroad stock on January 1, 1999 for the amount of $2,400,000.

Net gain on fixed asset dispositions decreased approximately $7,000 in the first quarter 1999 to $2,000 compared to $9,000 in the same period last year. The gain in 1999 relates to the sale of a corporate fleet vehicle.

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

The Company has working capital facilities totaling $1,200,000 of which $974,000 was available for use at the end of the first quarter 1999. In addition, the Company believes the market value of its railcar fleet is significantly higher then the amount of debt associated with the railcar fleet. Therefore, the Company believes it could refinance or sell part of its railcar fleet and generate up to $1 million in cash.

In March 1996, the Company negotiated a credit facility with Citizens Bank & Trust to provide a $2.5 million annual revolving acquisition line of credit. This facility is collateralized by the common stock of the Alabama Railroad Co. and the Mississippi Central Railroad Co., as well as the Company's investment in stock of any subsidiaries acquired under the line. The interest rate for the line is currently 11%. The interest rate is adjustable quarterly to 2.5% over New York Prime, limited to a one percent annual increase or decrease, not to exceed 13.5% or be reduced below 10%. Any amounts drawn on the line must be repaid monthly over a seven year period. On January 1, 1999, the Company borrowed $2.4 million on the line in connection with its purchase of the stock of the Michigan Southern Railroad.

The  Company  has  signed  a  commitment  letter  with  National  City  Bank  of
Michigan/Illinois for several credit facilities, including a $4 million revolving line of credit for railroad acquisitions at a variable interest rate of prime plus 1%. This credit line will be secured by all non real estate assets of the Mississippi Central Railroad Co., the Alabama Railroad Co. and any company acquired by line proceeds. This credit facility will replace the Citizens Bank & Trust credit line, and in addition, National City Bank of Michigan/Illinois will provide separate term debt for the $2.4 million currently outstanding on the Citizens Bank line related to the Michigan Southern Railroad stock purchase at a fixed interest rate of 8.5% amortized over 10 years . In addition, National City Bank has agreed to reduce the interest rate on the Keokuk Junction Railway Co. note from 9.5% to 8.5% and reduce the interest rate on the Alabama & Florida Railway Co. note from 9.25% to 8.5%. All fixed interest rates related to National City Bank financing's will be repriced in five years to the bank's cost of funds plus 2.25%. The total outstanding principal balance on the Keokuk Junction Railway and the Alabama & Florida Railway notes is approximately $4 million. These financing activities involving National City Bank will have a positive impact on cashflow and reduce interest rate expense.

Long-term equipment financing has historically been readily available to the Company for its railcar acquisition program. The Company believes it will be able to continue obtaining long-term equipment financing should the need arise. The Company's plans for new debt in the foreseeable future is contingent upon new railroad acquisitions and increased needs and/or opportunities for railcars.

On July 1, 1995, the Company's stock split and warrant issuance became payable to shareholders. The 2 for 1 stock split increased the number of shares issued and outstanding from 2,099,142 to 4,198,284. At the same time shareholders became entitled to purchase an additional 4,198,284 shares through stock warrants issued by the Company as dividends. One warrant was issued for each share of common stock held after the split, entitling the holder to purchase 1 share of common stock for $2.00 per share. The shares purchased through the exercise of the warrants must be held for 1 year from date of purchase. No warrants were exercised in the first quarter 1999. As of March 31, 1999, a total of 67,244 warrants originally issued had been exercised, and the Company realized $134,488 on the issuance of the warrants. The Company expects additional capital to be generated by the continued exercise of warrants but is uncertain as to the amount.

The Company granted 836,000 options to certain employees under its 1994 incentive stock option plan. The options are exercisable at prices equal to the market value of the Company's stock at the date of grant. The exercise price ranges from $1.50 to $4.40 per share. No options were exercised in the first quarter 1999. Since the plans inception a total of 69,700 options had been exercised and the Company has realized $104,550 on the exercise of the options. As of March 31, 1999, a total of 194,759 options are outstanding under this plan.

On June 26, 1996, the Company's shareholders approved a stock option plan permitting the issuance of 407,000 shares of common stock. Options granted under the plan are incentive based except for the options granted to the CEO whose options are non-qualified. The options will be fully vested and will be exercisable as of July 1, 2001. The exercise date can be accelerated if Pioneer Railcorp common shares reach a closing price of $7.25 per share, or higher, for any consecutive 10-day period, as reported in the Wall Street Journal. The options will be exercisable at $2.75, the market price of the common shares at the date the options were granted, in whole or in part within 10 years from the date of grant. As of March 31, 1999, a total of 237,000 options are outstanding under this plan.

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

The City of Rochelle, Illinois, terminated the Rochelle Railroad Co.'s lease agreement effective January 19, 1998, however, Rochelle Railroad Co. continued to operate on the trackage until November 13, 1998 pending the outcome of certain legal proceedings. In 1998 the Rochelle Railroad Co. generated $440,000 in revenue and $216,000 of operating income. In 1997, the Rochelle Railroad Co. generated $408,000 in revenue and $250,000 of operating income. The Company believes that a majority of the lost operating income resulting from the termination of the Rochelle Railroad will be recovered through increased marketing efforts on the remaining operating railroads.

The Company anticipates that the outcomes involving current legal proceedings will not materially affect the Company's consolidated financial position or results of operation.

The Company believes its cash flow from operations and its available working capital credit lines, will be more than sufficient to meet liquidity needs through at least the next twelve months.

Balance Sheet and Cash Flow Items:

The Company generated net cash from operating activities of $781,000 in the first quarter 1999 compared to $1,343,000 in the same period last year. Net cash from operating activities for the first quarter 1999 was generated from $216,000 of net income, $440,000 of depreciation and amortization, an increase in accounts payable of $403,000, $198,000 net cash provided by changes in various other operating assets and liabilities, reduced by an increase in accounts receivable of $476,000. The increase in accounts receivable and payable primarily relates to the Company's emphasis on collecting its freight revenues under "interline" contracts as opposed to "switching" contracts. Under interline contracts, the Company's operating railroads primarily bill and collect the complete freight rate which would include the amounts due other railroads who are in the delivery route. Under switching contracts, the Company's operating railroads bill and collect only the Company's portion of revenue. Therefore, the receivables are higher under an interline settlement environment because the Company is collecting money due other railroads and subsequently recording a payable to the other railroads, thereby increasing payables.

In the first quarter 1999, the Company recorded $2.4 million of fixed assets relating to the purchase of the stock of the Michigan Southern Railroad, of which $1,136,577 was allocated to track structures, $899,619 allocated to land and right of way, $121,036 allocated to buildings, and the remaining $242,768 allocated to transportation equipment, vehicles, and railcars.

In the first quarter 1999, the Company purchased approximately $178,000 of fixed assets and capital improvements. Capital expenditures for track totaled $79,000 in the quarter 1999 with the remaining $99,000 of fixed assets and capital improvements relating to equipment and railcar betterments.

On February 20, 1998, Pioneer Railcorp through its wholly-owned subsidiary Pioneer Industrial Railway Co., was assigned a lease by the Peoria Pekin & Union Railway Company (PPU) to operate approximately 9 miles of railroad located in Peoria County, Illinois. The PRY interchanges with the PPU at Peoria, Illinois. The railroad's principal commodities are steel, lumber, and salt.

As previously mentioned herein this report Form 10-KSB filing, effective January 1, 1999, MSO purchased all of the stock of the MSRR from Gordon D. Morris, for $2.4 million funding the transaction with long-term fixed rate debt obtained from the Company's $2.5 million revolving acquisition line of credit. The Company had been operating the line under an operating lease since December of 1996.

PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

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

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters  were  submitted to a vote of security  holders in the first  quarter
1999.

tem 5.   OTHER INFORMATION

As previously mentioned herein this report Form 10-KSB filing, effective January 1, 1999, MSO purchased all of the stock of the MSRR from Gordon D. Morris, for $2.4 million funding the transaction with long-term fixed rate debt obtained from the Company's $2.5 million revolving acquisition line of credit. The Company had been operating the line under an operating lease since December of 1996.

On April 30, 1999, the Company purchased 100% of the stock of Garden City Western Railway, Inc.(GCW) from the Garden City Coop, Inc. and immediately began operations. The GCW is located in southwest Kansas and totals 45 miles of operating railroad. In 1998 the GCW handled over 2,000 cars and has handled over 3,000 cars in previous years. The primary commodities include grain, frozen beef, fertilizer, farm implements, feed products and utility poles. The Company projects that during the first full year of operations, the GCW will add approximately $750,000 of revenue and $250,000 of operating income. The purchase was financed with a 60 day note with an interest rate of Prime plus 1% from National City Bank and will be moved to the revolving line of credit upon completion and execution of the documents for the revolver.

On March 22, 1999, Pioneer Railcorp's Board of Directors declared a $.0225 per common share dividend payable to shareholders of record as of April 30, 1999, payable by June 30,1999.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

Exhibit # 11 - Statement re  computation of per share  earnings.
Exhibit # 27 - Financial data schedule.

The following reports were filed on Form 8-K during the first quarter 1999:

(1) Form 8-K filed January 15, 1999 regarding the purchase of the Michigan Southern Railroad stock.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on it's behalf by the undersigned thereunto duly authorized.





PIONEER RAILCORP
(Registrant)


       5/10/99                             /s/ Guy L, Brenkman
       -------                             -------------------------------------
        DATE                               GUY L. BRENKMAN
                                             PRESIDENT & CEO




      5/10/99                              /s/ J. Michael Carr
      -------                              -------------------------------------
       DATE                                J. MICHAEL CARR
                                             TREASURER & CHIEF FINANCIAL OFFICER