Form 10QSB
period 1999-06-30
PIONEER RAILCORP
filed 1999-08-10
CIK 796374

NOTICE OF ANNUAL MEETING TO BE HELD JUNE 15, 1999


                                PIONEER RAILCORP
                             Peoria, Illinois 61607





To the Stockholders:

The Annual Meeting of Stockholders will be held at Pioneer Railcorp's Corporate Office, 1318 S. Johanson Road, Peoria, Illinois, on Tuesday, June 15, 1999, commencing at 9:00 a.m. local time, for the purpose of considering and voting on the following matters as described in the attached Proxy Statement:

-    To elect five directors for a one year term;

- To consider and act upon a proposal to ratify the appointment of independent public accountants for 1999;

-    Any other matters that may properly come before the meeting.

Only stockholders of record at the close of business on April 30, 1999, will be entitled to vote at this meeting. A copy of the Company's Annual Report containing financial data and a summary of operations for 1998 is being mailed to the Company's stockholders with this Proxy Statement.

In order that your stock may be represented at the meeting in case you are not personally present, please complete, sign and date the enclosed proxy/voting instruction card and return it promptly in the accompanying addressed envelope.



By order of the Board of Directors


/s/ Daniel A. LaKemper
----------------------
Daniel A. LaKemper
Secretary



May 7, 1999





                                Pioneer Railcorp
                              1318 S. Johanson Road

                             Peoria, Illinois 61607
                                  309-697-1400


                                 Proxy Statement

This Proxy Statement and the accompanying proxy will be sent to stockholders of Pioneer Railcorp on or about May 7, 1999, in connection with the solicitation by the Board of Directors of proxies to be used at the Annual Meeting of Stockholders of the Company to be held at Pioneer Railcorp's corporate office, 1318 S. Johanson Road, Peoria, Illinois 61607, on Tuesday, June 15, 1999, commencing at 9:00 a.m. local time. The Company's Annual Report for 1998, including financial statements, is also included herein.

The record date for stockholders entitled to vote at the Annual Meeting is April 30, 1999. As of April 30, 1999, the Company had issued and outstanding 4,610,697 shares of common stock, of which 4,610,697 are entitled to one vote per share.

The presence, in person or by proxy, of the holders of a majority of the total number of shares entitled to vote constitutes a quorum for the transaction of business at the meeting. Assuming that a quorum is present, the affirmative vote of a majority of the shares of the Company present in person or represented by proxy at the Meeting, and entitled to vote, is required for the election of directors and for the ratification of McGladrey & Pullen, LLP as the independent auditors of the Company for the fiscal year ending December 31, 1999.

Votes cast by proxy or in person at the meeting will be tabulated by an appointed employee of the Company and will determine if a quorum is present. Abstentions will be treated as shares that are present and entitled to vote for purposes of determining the presence of a quorum, but as unvoted for purposes of determining the approval of any matter submitted to the shareholders for a vote. If a broker indicates on the proxy that it does not have discretionary authority as to certain shares to vote on a particular matter, those shares will not be considered as present and entitled to vote with respect to that matter.

It is the Company's policy that all proxies, ballots, and voting tabulations that identify shareholders will be kept confidential, except where disclosure may be required by applicable law, where shareholders write comments on their proxy cards, or where disclosure is expressly requested by a shareholder.

The Proxy

Any person giving a proxy has the power to revoke it at any time before it is voted, upon written notice to J. Michael Carr, Chief Financial Officer of the Company.

Any proxy cards returned without specification will be voted as to each proposal in accordance with the recommendations of the Board of Directors.

The Company will bear the costs of solicitation of proxies. Following the mailing of proxy soliciting material, proxies may be solicited by directors, officers and regular employees of the Company in person or by telephone or fax. The Company will also reimburse persons holding stock for others in their names or in those of their nominees for their reasonable expenses in sending proxy material to their principals and obtaining their proxies.

Beneficial Ownership of Stock

There are no shareholders, as of March 19, 1999, known by the Company to be beneficial owners of more than 5% of its outstanding common stock other than Company directors and officers.

Nominees for Election as Directors

Guy L. Brenkman, age 52, Chairman of the Board of Directors and President of Pioneer Railcorp and its subsidiaries was the incorporator of the Company and has been a member of the Board of Directors and President of the Company since its formation. Mr. Brenkman's past business experience includes real estate sales and management, securities sales, and seven years of operational railroad industry experience before managing the day-to-day railroad operations of Pioneer in 1988. Mr. Brenkman, acting as agent of the Issuer, conducted the public offering of Pioneer Railcorp, which raised its initial capital, and secondary capital for expansions.

Orvel L. Cox, age 56, Director, also serves as same for each of the Company's subsidiaries and Superintendent of Transportation for same. Mr. Cox has 39 years of active railroading experience with 31 of those years working for Class I railroads. Mr. Cox has been a director and officer of Pioneer Railcorp since its inception and has been involved in all phases of the development and growth of the Company.

John S. Fulton, age 66, Director, was elected to the Board in 1993. Mr. Fulton has 25 years experience in real estate development and industrial appraising. Mr. Fulton holds a BS degree in Public Administration from Bradley University in Peoria, Illinois.

J. Michael Carr, age 35, Treasurer, also serves as Treasurer for each of the Company's subsidiaries and Chief Financial Officer for same. Mr. Carr has been employed by the Company since March 1993. Before joining the Company, Mr. Carr worked in public accounting and banking for seven years, most recently as Controller for United Federal Bank. Mr. Carr is a CPA and holds a BS-Accounting from Illinois State University, Normal, Illinois.

Timothy F. Shea, age 50, owns RE/MAX Property Management and has been a real estate property manager with RE/MAX since 1984. Mr. Shea has a BS-Business Management from Bradley University, Peoria, Illinois.

General Information Relating to the Board of Directors

The Board of Directors of the Corporation consists of five members, each elected for a term of one year. The board met a total of 6 times in 1998, at which time all directors were present.

Compensation of Directors

Directors of the Company were each compensated $2,000 in 1998 and received reimbursement for out of pocket expenses.

Committees

The Audit Committee is the only standing committee of the Board of Directors. The purpose of the Audit Committee is to recommend to the Board of Directors the engagement of, and the fee to be paid to, the independent public accountants. The Audit Committee also reviews with the independent accountants as deemed necessary, the Corporation's accounting policies, conflict of interest policy, internal control systems, and financial operations and reporting. The committee met 3 times in 1998. Current members of this committee are Timothy F. Shea, John
S. Fulton, and Orvel L. Cox.

Security Ownership of Directors and Executive Officers

The following table sets forth information, as of March 19, 1999, regarding the beneficial ownership of all directors and officers of the Company as a group. These figures include shares of Common Stock that the executive officers have the right to acquire within 60 days of March 19, 1999 pursuant to the exercise of stock options and warrants.

Title of Class:  Common Stock ($.001 par value)

                                                    Beneficial         Percent
        Name Of Beneficial Owner                    Ownership          Of Class

Guy L. Brenkman (2) ......................          3,493,395          39.09%
Orvel L. Cox (3) .........................            198,520           2.22%
Daniel A. LaKemper (4) ...................             97,798           1.09%
John S. Fulton (5) .......................             42,200            .47%
J. Michael Carr (6) ......................             53,050            .59%
Kevin Williams (7) .......................             11,100            .12%
Tim Shea .................................              5,000            .06%
                                                    ---------          ---------
Directors and Executive
  Officers as a Group: ...................          3,901,063          43.65%(1)

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

Compensation of the Chief Executive Officer

Summary Compensation Table
--------------------------


                           Annual
                        Compensation          Long Term Compensation
                      --------------- -------------------------------------
                                      Restricted
Name &                                   Stock                    Other
Position              Year    Salary     Award   Options/SARs  Compensation
----------            ----   -------- ---------- ------------  ------------
Guy L. Brenkman, CEO  1998   $486,494     ----        ----      $  5,000 (a)
                      1997   $419,695     ----        ----      $  4,750 (a)
                      1996   $350,098     ----       80,000     $  4,750 (a)


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

                                                       Date Raise
Subsidiary                          Date Acquired       Effective
                                    -------------     --------------

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

Proposal 1 - Ratification of Appointment of Independent Public Accountants

The Board of Directors, upon recommendation of its Audit Committee, has appointed McGladrey & Pullen, LLP, Certified Public Accountants and Consultants, as independent public accountants of the Company with respect to its operations for the year 1999, subject to ratification by the holders of common stock of the Company. In taking this action, the members of the Board and the Audit Committee considered carefully McGladrey's performance for the Company with respect to services performed in the years 1994-1998 and its general reputation for adherence to professional auditing standards. The Board of Directors anticipates that representatives of McGladrey & Pullen, LLP will be present at the Meeting, will have the opportunity to make a statement if they desire, and will be available to respond to appropriate questions.

The Board of Directors recommends a vote FOR this proposal.

Stockholder Proposals

Stockholders are entitled to submit proposals on matters appropriate for stockholder action consistent with regulations of the Securities and Exchange Commission. In order for a stockholder proposal for the 2000 Annual Meeting of Stockholders to be eligible for inclusion in the Corporation's Proxy Statement and form of proxy, it must be received by the Corporate Secretary no later than December 31, 1999.

Other Matters

The Board of Directors does not know of any matters to be presented at the Annual Meeting other than as set forth above. However, if any other matters come before the Meeting, the proxies received pursuant to this solicitation will be voted thereon in accordance with the judgment of the person or persons acting under the proxies.

Pioneer Railcorp, May 7, 1999