Form 10QSB/A
period 1999-06-30
PIONEER RAILCORP
filed 1999-08-10
CIK 796374

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            Quarterly Report Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

                       For the quarter ended June 30, 1999

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ].

                                    4,610,717
              -----------------------------------------------------
              (Shares of Common Stock outstanding on June 30, 1999)

PIONEER RAILCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
Quarters Ended June 30, 1999 and 1998

UNAUDITED

                                                                          Second Quarter                     First Six Months
                                                                  -----------------------------       -----------------------------
                                                                      1999              1998              1999              1998
                                                                  -----------------------------------------------------------------

Operating revenue ..........................................      $ 3,493,955       $ 3,653,418       $ 6,935,933       $ 6,890,265
                                                                  -----------------------------------------------------------------

Operating expenses
   Maintenance of way ......................................          383,052           411,733           719,237           708,762
   Maintenance of equipment ................................          387,481           416,010           758,332           818,311
   Transportation expense ..................................          730,197           796,949         1,613,028         1,533,543
   Administrative expense ..................................          954,244           944,794         1,772,456         1,764,681
   Depreciation  & amortization ............................          453,560           394,601           875,409           786,864
                                                                  -----------------------------------------------------------------
                                                                    2,908,534         2,964,087         5,738,462         5,612,161
                                                                  -----------------------------------------------------------------

Operating income ...........................................          585,421           689,331         1,197,471         1,278,104
                                                                  -----------------------------------------------------------------

Other income & expense
   Other (income) expense ..................................          (63,162)          (36,421)         (198,286)         (105,563)
   Loss on sale of subsidiary ..............................          565,873               -0-           565,873               -0-
   Interest expense, equipment .............................          162,403           199,235           327,309           399,068
   Interest expense, other .................................          187,162           111,199           371,285           256,822
   Net (gain) loss on sale of fixed assets .................             (335)          (68,579)           (2,215)          (75,695)
                                                                  -----------------------------------------------------------------
                                                                      851,941           205,434         1,063,966           474,632
                                                                  -----------------------------------------------------------------

Income before income taxes .................................         (266,520)          483,897           133,505           803,472

Provision for income taxes .................................         (111,300)          180,500            41,500           294,400
                                                                  -----------------------------------------------------------------

Income before minority interest in preferred
   stock dividends of consolidated subsidiaries ............      ($  155,220)      $   303,397       $    92,005       $   509,072

Minority interest in preferred stock dividends of
    consolidated subsidiaries ..............................      $    31,308       $    31,308       $    62,615       $    62,615


Net income .................................................      $  (186,528)      $   272,089       $    29,390       $   446,457
                                                                  =================================================================

Basic earnings per common share ............................      $     (0.04)      $      0.06       $      0.01       $      0.10
                                                                  =================================================================

Diluted earnings per common share ..........................      $     (0.04)      $      0.06       $      0.01       $      0.10
                                                                  =================================================================

Cash dividends per common share ............................      $    0.0225       $    0.0200       $    0.0225       $    0.0200
                                                                  =================================================================

PIONEER RAILCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
June 30, 1999 and December 31, 1998

UNAUDITED

                                                            June 30     December 31
                                                              1999          1998
                                                          -------------------------
ASSETS
Current Assets
   Cash ...............................................   $   384,150   $   469,476
   Accounts receivable, less allowance
     for doubtful accounts 1999 $169,445; 1998 $156,282     2,723,250     2,660,012
   Inventories ........................................       299,673       331,841
   Prepaid expenses ...................................       124,985       174,085
   Income tax refund claims ...........................        33,272        56,933
   Deferred taxes .....................................        70,800        70,800
                                                          -------------------------
        Total current assets ..........................     3,636,130     3,763,147
                                                          -------------------------

Property and Equipment less accumulated
  depreciation 1999 $6,379,739; 1998 $5,997,160 .......    23,897,702    19,563,368
                                                          -------------------------

Intangible Assets, less accumulated amortization
  1999 $215,599; 1998 $250,365 ........................     1,147,711     1,065,140
                                                          -------------------------

Investments, cash value of life insurance .............       120,606       112,348
                                                          -------------------------

Total assets ..........................................   $28,802,149   $24,504,003
                                                          =========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable ...................................   $ 2,424,358   $ 2,732,627
   Notes payable ......................................             0       307,886
   Income taxes payable ...............................       225,160        14,206
   Current maturities of long-term debt ...............     2,267,843     1,988,041
   Accrued liabilities ................................       438,481       537,018
                                                          -------------------------
        Total current liabilities .....................     5,355,842     5,579,778
                                                          -------------------------

Long-term debt, net of current maturities .............    14,208,292    11,211,737
Deferred income taxes .................................     4,158,740     2,545,900
                                                          -------------------------
        Total liabilities & debt ......................    23,722,874    19,337,415
                                                          -------------------------

Minority interest in subsidiaries .....................     1,173,000     1,186,000

Stockholders' Equity
   Common stock .......................................         4,610         4,610
   Additional paid-in capital .........................     2,041,044     2,041,000
   Retained earnings ..................................     1,860,621     1,934,978
                                                          -------------------------
        Total stockholders' equity ....................     3,906,275     3,980,588
                                                          -------------------------

Total liabilities and equity ..........................   $28,802,149   $24,504,003
                                                          =========================

PIONEER RAILCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
FIRST SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30,1998

UNAUDITED

                                                                     First Six Months
                                                                    1999          1998
                                                                -------------------------
Cash Flows From Operating Activities
Net income .................................................    $   29,390    $   446,457
Adjustments to reconcile net income to net cash
provided by operating activities:
           Minority interest in preferred stock dividends of
           consolidated subsidiaries .......................        62,615         62,615
             Depreciation ..................................       839,620        760,700
             Amortization ..................................        35,789         26,164
           Increase in cash value life insurance ...........        (8,258)        (9,336)
                    (Gain) on sale of property & equipment .        (2,215)       (75,695)
           Loss on sale of subsidiary ......................       565,872            -0-
           Deferred taxes ..................................      (224,000)           -0-
Change in assets and liabilities, net of effects from
           acquisition of subsidiaries
                (Increase) decrease accounts receivable ....      (258,152)       (86,186)
                (Increase) decrease inventories ............        32,168         (2,148)
                (Increase) decrease prepaid expenses .......        59,739         76,123
                (Increase) decrease intangible assets ......        (4,283)          (279)
           Increase (decrease) accounts payable ............       126,963        376,917
                (Increase) decrease income tax refund claims        23,661            124
           Increase (decrease) income tax payable ..........       210,954        172,400
           Increase (decrease) accrued liabilities .........        99,411        (19,365)
                                                                -------------------------
           Net cash provided by operating activities .......     1,589,274      1,728,491
                                                                -------------------------

Cash Flows From Investing Activities
           Proceeds from sale of property & equipment ......        10,925        305,709
           Purchase of property & equipment, net of property
           and equipment from acquisition of subsidiaries ..    (1,206,913)      (846,115)
           Acquisition of subsidiaries, net of cash acquired    (3,875,000)           -0-
                                                                -------------------------
           Net cash (used in) investing activities .........    (5,070,988)      (540,406)
                                                                -------------------------

Cash Flows From Financing Activities
           Proceeds from short-term borrowings, net of debt
           assumed in acquisition of subsidiaries ..........     1,013,472      2,097,918
           Proceeds from long-term borrowings, net of debt
           assumed in acquisition of subsidiaries ..........     7,273,650      3,692,181
           Payments on short-term borrowings ...............    (1,321,358)    (2,122,965)
           Payments on long-term borrowings ................    (3,390,059)    (4,216,936)
           Repurchase of minority interest .................       (13,000)           -0-
           Proceeds from warrants and options exercised ....            40            800
           Cash dividends paid .............................      (103,742)       (92,201)
           Payments to minority interest ...................       (62,615)       (62,615)
                                                                -------------------------
           Net cash provided by financing activities: ......     3,396,388       (703,818)
                                                                -------------------------

Net increase (decrease) in cash ............................       (85,326)       484,267

Cash, beginning of period ..................................       469,476        407,428
                                                                -------------------------

Cash, end of period ........................................    $  384,150    $   891,695
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

                                                           Second Quarter
                                                       ------------------------
                                                         1999          1998
                                                       ------------------------
Revenues from external customers
   Railroads .....................................     2,816,860      2,950,973
   Leasing company ...............................       677,095        702,445
   Corporate .....................................             0              0
                                                      -------------------------
      Total revenues from external customers .....     3,493,955      3,653,418
                                                      =========================

Intersegment revenues
   Railroads .....................................             0              0
   Leasing company ...............................        98,400        105,400
   Corporate .....................................     1,578,853      1,414,943
                                                       ------------------------
      Total intersegment revenues ................     1,677,253      1,520,343
                                                       ========================

Segment profit
   Railroads .....................................     1,189,681      1,245,879
   Leasing company ...............................       337,902        376,670
   Corporate .....................................       735,091        587,125
                                                       ------------------------
      Total segment profit .......................     2,262,674      2,209,674

Reconciling items
    Intersegment revenues ........................    (1,677,253)    (1,520,343)
    Income taxes .................................       111,300       (180,500)
    Minority interest ............................       (31,308)       (31,308)
    Other income(expense), net ...................      (851,941)      (205,434)
                                                       ------------------------

       Total consolidated net income .............      (186,528)       272,089
                                                       ========================

                                                        Six Months Ended
                                                      6/30/99         6/30/98
                                                     --------------------------

Assets
   Railroads ...................................     16,937,190      14,096,831
   Leasing company .............................     10,801,450      10,059,207
   Corporate ...................................      1,063,509         826,843
                                                     --------------------------
      Total assets .............................     28,802,149      24,982,881
                                                     ==========================

Revenues from external customers
   Railroads ...................................      5,609,389       5,482,100
   Leasing company .............................      1,326,544       1,408,165
   Corporate ...................................              0               0
                                                     --------------------------
      Total revenues from external customers ...      6,935,933       6,890,265
                                                     ==========================

Intersegment revenues
   Railroads ...................................              0               0
   Leasing company .............................        202,500         211,400
   Corporate ...................................      2,856,499       2,566,781
                                                     --------------------------
      Total intersegment revenues ..............      3,058,999       2,778,181
                                                     ==========================

Segment profit
   Railroads ...................................      2,247,003       2,174,350
   Leasing company .............................        693,751         765,971
   Corporate ...................................      1,315,716       1,115,964
                                                     --------------------------
      Total segment profit .....................      4,256,470       4,056,285

Reconciling items
    Intersegment revenues ......................     (3,058,999)     (2,778,181)
    Income taxes ...............................        (41,500)       (294,400)
    Minority interest ..........................        (62,615)        (62,615)
    Other income(expense), net .................     (1,063,966)       (474,632)
                                                     --------------------------

       Total consolidated net income ...........         29,390         446,457
                                                     ==========================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PIONEER RAILCORP AND SUBSIDIARIES

NOTE 1.   STATEMENTS

The accompanying Consolidated Statements of Income, Balance Sheets, and Statements of Cash Flows are unaudited. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These interim statements should be read in conjunction with the latest financial statements and notes thereto included in the Company's latest Annual Report on Form 10-KSB and subsequent Form 10-QSB filings. The results of operations for the interim period should not be considered indicative of results to be expected for the full year.

NOTE 2.   NATURE OF BUSINESS

The consolidated financial statements include Pioneer Railcorp (Pioneer) and its wholly-owned and controlled subsidiaries (collectively, "the Company"). The Company's railroad operations segment consists of wholly-owned short line railroad subsidiaries that offer similar services and includes the following wholly-owned subsidiaries: West Michigan Railroad Co. (WMI), Michigan Southern Railroad Company (MSO), Fort Smith Railroad Co. (FSR), Alabama Railroad Co.
(ALAB), Mississippi Central Railroad Co. (MSCI), Alabama & Florida Railway Co., Inc. (AF), Decatur Junction Railway Co. (DT), Vandalia Railroad Company (VRRC), Minnesota Central Railroad Co. (MCTA) (sold effective May 1, 1999), Keokuk Junction Railway Co. (KJRY), Midwest Terminal Railway Company (formerly Rochelle Railroad Co.) (RRCO), Shawnee Terminal Railway Company (STR), Pioneer Industrial Railway Co. (PRY), The Garden City Western Railway, Inc.(GCW). The Company's equipment leasing segment leases railcars, locomotives, and other railroad equipment to affiliated and unaffiliated entities and includes only the wholly-owned subsidiary Pioneer Railroad Equipment Co., Ltd. (PREL). All other Company operations are classified as corporate and include the following wholly-owned subsidiaries: Pioneer Resources, Inc. (PRI), Pioneer Air, Inc.
(PAR), and Pioneer Railroad Services, Inc. (PRS). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Pioneer Railcorp, an Iowa corporation, is a railroad holding company. As used in this Form 10-QSB, unless the context requires otherwise, the term "Company" or "PRC" refers to the parent, Pioneer Railcorp and its subsidiaries: West Michigan Railroad Co. (WMI), Michigan Southern Railroad Company (MSO), Fort Smith Railroad Co. (FSR), Alabama Railroad Co. (ALAB), Mississippi Central Railroad Co. (MSCI), Alabama & Florida Railway Co., Inc. (AF), Decatur Junction Railway Co. (DT), Vandalia Railroad Company (VRRC), Minnesota Central Railroad Co.
(MCTA), Keokuk Junction Railway Co. (KJRY), Midwest Terminal Railway Company, (formerly Rochelle Railroad Co.) (RRCO), Shawnee Terminal Railway Company (STR), Pioneer Industrial Railway Co. (PRY), The Garden City Western Railway, Inc.(GCW), Pioneer Resources, Inc. (PRI), Pioneer Railroad Equipment Co., Ltd.
(PREL), Pioneer Air, Inc. (PAR), and Pioneer Railroad Services, Inc. (PRS).

Summary: Second Quarter 1999 Compared to Second Quarter 1998.

The Company recorded a net loss of $186,528 in the second quarter 1999 compared to net income of $272,089 in the same period last year. Net Income was affected by a one-time charge relating to the sale of the Minnesota Central Railroad Co. stock and the write-off of the net assets associated with the MCTA in the amount of $566,000 before tax and $342,000 after tax. Therefore, excluding the MCTA sale transaction, net income for the second quarter 1999 would have been approximately $155,000. Revenue decreased by $159,000 or 5% to $3,494,000 from $3,653,000 in the same period last year. Operating expense decreased by $56,000 or 2%, to $2,908,000 from $2,964,000 in the same period last year. Operating income decreased by $104,000, or 15% to $585,000 from $689,000 in the same period last year.

In the second quarter 1999 the Company's railroad operations had decreased operating income of approximately $56,000. Railroad operating income was adversely affected by the loss of the Rochelle Railroad Co. operations, which resulted in a decrease of operating income of $111,000 in the quarter compared to the same period last year. In addition, the Fort Smith Railroad had decreased operating income in the second quarter 1999 of $62,000 compared to the same period last year resulting from increased maintenance of equipment expense and costs associated with using non-affiliated railcars for customer loadings. Railroad operating income was positively affected in the second quarter 1999 by increased operating income from the Keokuk Junction Railway of $111,000 compared to the same period last year. In addition, The Garden City Western Railway Inc., which the Company began operating May 1, 1999, generated $39,000 of operating income. The equipment leasing operations decreased operating income by approximately $33,000 in the period, primarily from a reduction in the utilization of its railcar fleet by non-affiliated railroads and costs associated with relocating part of the fleet to enhance future revenues. Corporate operations decreased operating income by approximately $15,000 in the period.

Revenue:

Revenue decreased in the second quarter 1999 by $159,000 or 5% to $3,494,000 from $3,653,000 in the same period last year. The railroad operations had decreased revenue of approximately $135,000 in the second quarter 1999 compared to the same period last year. Some of the more significant decreases in revenue include $160,000 from the Minnesota Central Railroad, which was sold April 30, 1999 and a $183,000 decrease in revenue resulting from the termination of the Rochelle Railroad lease which ceased operations on November 13, 1998. Significant increases in revenue in the second quarter 1999 included a $127,000 revenue increase by the Keokuk Junction Railway and $103,000 of revenue generated by The Garden City Western Railway. The equipment leasing operations had a $25,000 decrease in revenue in the period resulting from the decreased utilization of its railcars by non-affiliated railroads.

Operating Expense:

Operating expense decreased in the second quarter 1999 by $56,000 or 2%, to $2,908,000 from $2,964,000 in the prior year. The railroad operations had decreased operating expense of approximately $102,000 in the second quarter 1999, of which $153,000 was attributable to the sale of the Minnesota Central Railroad stock, and $71,000 was attributable to the termination of the Rochelle Railroad lease. In addition, the Fort Smith Railroad had increased operating expense in the second quarter 1999 of $51,000 compared to the same period last year resulting from increased maintenance of equipment expense and costs associated with using non-affiliated railcars for customer loadings. The Garden City Western Railway Inc. had operating expense of $64,000. The equipment leasing operations increased operating expense approximately $7,000. Corporate support services increased operating expense approximately $53,000 primarily related to professional services, and public relation expenditures, increased health insurance costs and payroll related expenditures.

Maintenance of way and structures expense (MOW) decreased in the second quarter $29,000 or 7% to $383,000 from $412,000 in the same period last year, most all of which is related to the railroad operations. The primary decrease in MOW related to the sale of the MCTA which decreased MOW $26,000 in the second quarter 1999 compared to the same period last year. The Garden City Western Railway increased MOW $15,000 in the second quarter.

Maintenance of equipment expense (MOE) decreased in the second quarter 1999 $29,000, or 7% to $387,000 from $416,000 in the same period last year. Approximately $20,000 of the decrease related to the equipment leasing operations as a result of decreased costs associated with maintaining the Company's railcar fleet. The railroad operations had an increase in MOE of approximately $3,000. The Garden City Western Railway had $6,000 of MOE expense in the quarter. The Fort Smith Railroad had an increase in MOE of $14,000 in the quarter, primarily related to increased car repair supplies. The MCTA had a decrease of $14,000 in the quarter. Corporate operations had a decrease in MOE of approximately $11,000 primarily related to reduced payroll expenses.

Transportation expense (TRAN) decreased in the second quarter 1999 $67,000, or 1% to $730,000 from $797,000 in the same period last year. Most of the decreased TRAN was generated by the railroad operations, primarily from the Minnesota Central Railroad which had a decrease of $74,000 and the Rochelle Railroad which had a decrease of $29,000. The Fort Smith Railroad had increased TRAN in the second quarter 1999 of $29,000 related to costs associated with using non-affiliated railcars for customer loadings. The Garden City Western Railway had $5,000 of TRAN in the quarter. Corporate operations had a increase in TRAN of approximately $18,000 primarily related to increased payroll expenses.

General & administration expense (ADMIN) increased $9,000 in the second quarter 1999 to $954,000 from $945,000, in the prior year. The railroad operations were responsible for approximately a $31,000 decrease in ADMIN in the period primarily from the Minnesota Central Railroad which had a decrease of $19,000 and the Rochelle Railroad which had a decrease of $35,000. The Garden City Western Railway had $18,000 of ADMIN in the quarter. Corporate operations increased ADMIN by approximately $25,000 in the period. The equipment leasing operations increased ADMIN approximately $15,000 as a result of expenses related to repositioning the Company's railcar fleet.

Depreciation and amortization expense increased in the second quarter 1999 $59,000, or 15%, to $454,000 compared to $395,000 in the same period last year. The railroad operations had increased depreciation and amortization expense of $46,000. Approximately $50,000 of the railroad operation increase is related to depreciation expense of assets associated with the purchase of the Michigan Southern Railroad stock on January 1, 1999. The Garden City Western Railway had depreciation and amortization expense of $18,000 in the quarter. The Sale of the Minnesota Central decreased depreciation and amortization expense $20,000 in the quarter. The equipment leasing operations had increased depreciation and amortization expense of $12,000 in the quarter resulting from increases to the railcar and locomotive fleet.

Other Income and Expense Income Statement Line Item Discussion:

In the second quarter 1999 other income increased $7,000 to $43,000 compared to $36,000 in the same period last year. The increase relates primarily to additional lease income for the use of railroad property. The Company continues to place a strong emphasis on identifying and collecting revenues from third parties occupying Company property. In addition to lease income, other income and expense includes revenues generated from scrap sales, and other miscellaneous non-operating revenues and expenses, primarily generated by the company's railroad operations.

A loss on the sale of the Minnesota Central Railroad Co. stock and the write-off of the net assets associated with the MCTA in the amount of $566,000 was recorded in the second quarter 1999.

Interest expense related to equipment financing decreased $37,000 in the second quarter 1999 to $162,000 compared to $199,000 in the same period last year. A majority of this decrease is the result of refinancing activities associated with the equipment leasing operations. Other interest expense increased $76,000 in the second quarter 1999 to $187,000 from $111,000 in the same period last year. A majority of this increase relates to the financing of the purchase of the Michigan Southern Railroad stock on January 1, 1999 for the amount of $2,400,000 and the purchase of The Garden City Western Railway Inc. stock on May 1, 1999 for the amount of $1,500,000.

Net gain on fixed asset dispositions decreased approximately $68,000 in the second quarter 1999 to less than $1,000 compared to $69,000 in the same period last year. The net gain on fixed asset dispositions in the second quarter 1999 resulted from insignificant sales of miscellaneous vehicles and equipment. Net gain on fixed asset dispositions during the second quarter 1998 of $69,000 included a gain of $97,000 from the sale of railcars and a loss of $28,000 resulting from the sale of the Company's old corporate building in Chillicothe, Illinois.

Summary: First Six Months 1999 Compared to First Six Months 1998.

The Company's net income for the first six months 1999 was $29,390 compared to net income of $446,457 in the same period last year, a decrease of $417,067. Net Income was affected by a one-time charge in the second quarter 1999 relating to the sale of the Minnesota Central Railroad Co. stock and the write-off of the net assets of the MCTA in the amount of $566,000 before tax and $342,000 after tax. Therefore, excluding the MCTA sale transaction, net income for the first six months 1999 would have been approximately $371,000. Revenue increased by $46,000 or 1% to $6,936,000 from $6,890,000 in the same period last year. Operating expense increased by $126,000 or 3%, to $5,738,000 from $5,612,000 in the same period last year. Operating income decreased by $81,000, or 7% to $1,197,000 from $1,278,000 in the same period last year.

Operating income was increased in the first six months 1999 by the Company's railroad operations by approximately $42,000 in the period. Railroad operating income was adversely affected by the loss of the Rochelle Railroad Co. operations, which resulted in a decrease of operating income of $208,000 in the first six months 1999 compared to the same period last year. In addition, the Fort Smith Railroad had decreased operating income of $62,000 in the first six months 1999 compared to the same period last year resulting from increased maintenance of equipment expenses and costs associated with using non-affiliated railcars for customer loadings. Railroad operating income was positively affected in the first six months 1999 by increased operating income from the Keokuk Junction Railway of $208,000 in the first six months 1999 compared to the same period last year. In addition, operating income generated by The Garden City Western Railway Inc. which the Company began operating May 1, 1999 was $39,000. The Minnesota Central Railroad increased operating income $52,000 in the first six months 1999 primarily resulting from a one-time shipping contract in the first quarter 1999 of approximately 166 cars of pipe for a utility company that generated approximately $140,000 of revenue. The Alabama & Florida Railway operating income increased by approximately $97,000 in the first six months 1999. The Michigan Southern Railroad had decreased operating income of $85,000 in the first 6 months 1999. The Michigan Southern decrease was caused by decreased revenues from one of the railroads primary shippers resulting from a tariff increase issued by Conrail prior to its break-up which made the rail move non-competitive. The Company is working with the new connecting carrier, the NS, to reduce the rates to a more competitive level. In addition, in the first six months 1999 the MSO had a reduction in contract service income generated from road crossing flagging projects, had increased signal maintenance expenses, and had increased carhire expense . The equipment leasing operations decreased operating income by approximately $64,000 in the first six months 1999, primarily from a reduction in the utilization of its railcar fleet by non-affiliated railroads and costs associated with relocating part of the fleet to enhance future revenues. In addition, corporate support services decreased operating income by approximately $59,000 in the first six months 1999.

Revenue:

Revenue increased in the first six months 1999 by $46,000 or 1% to $6,936,000 from $6,890,000 in the same period last year. The railroad operations increased revenue by approximately $127,000 in the period. Significant increases in revenue in the first six months 1999 included a $200,000 revenue increase by the Keokuk Junction and $103,000 of revenue generated by The Garden City Western Railway. In addition, the Alabama & Florida had increased revenue of $113,000 in the first six months 1999. Some of the more significant decreases in revenue include a $338,000 decrease in revenue resulting from the termination of the Rochelle Railroad lease which ceased operations on November 13, 1998, and a $62,000 decrease in revenue from the Michigan Southern Railroad caused by decreased revenues from one of the railroads primary shippers resulting from a tariff increase issued by Conrail prior to its break-up which made the rail move non-competitive. The Company is working with the new connecting carrier, the NS, to reduce the rates to a more competitive level. Michigan Southern revenues were also reduced by a reduction in contract service income generated from road crossing flagging projects. The equipment leasing operations had a $81,000 decrease in revenue in the period resulting from the decreased utilization of its railcars by non-affiliated railroads.

Operating Expense:

Operating expense increased in the first six months 1999 by $126,000 or 3%, to $5,738,000 from $5,612,000 in the prior year. The railroad operations increased operating expense by approximately $68,000 in the first six months 1999. The Fort Smith Railroad had increased operating expense in the first six months 1999 of $99,000 compared to the same period last year resulting from increased maintenance of equipment expense and costs associated with using non-affiliated railcars for customer loadings. The Garden City Western Railway Inc. had operating expense of $64,000. The Michigan Southern Railroad had increased operating expense of $25,000 resulting from increased signal maintenance expense and increased carhire expense. Operating expense was decreased $32,000 as a result of the sale of the Minnesota Central Railroad stock and also was decreased $130,000 resulting from the termination of the Rochelle Railroad lease. The equipment leasing operations decreased operating expense approximately $18,000. Corporate support services increased operating expense approximately $76,000, primarily related to professional services, and public relation expenditures, increased health insurance costs and payroll related expenditures.

Maintenance of way and structures expense (MOW) increased in the first six months 1999 $10,000 or 2% to $719,000 from $709,000 in the same period last year, most all of which is related to the railroad operations. The Michigan Southern Railroad had increased MOW of $15,000 as a result of increased signal maintenance. The Garden City Western Railway increased MOW $15,000 in period. MOW was decreased $24,000 as a result of the sale of the Minnesota Central.

Maintenance of equipment expense (MOE) decreased in the first six months 1999 $60,000, or 8% to $758,000 from $818,000 in the same period last year. Most of the decrease is related to the equipment leasing operations as a result of decreased costs associated with maintaining the Company's railcar fleet. The railroad operations had an increase in MOE of approximately $9,000. The Garden City Western Railway had $6,000 of MOE in the first six months 1999 and the Fort Smith Railroad had an increase in MOE of $25,000 in the period, primarily related to increased car repair supplies. The MCTA had a decrease in MOE of $25,000 in the first six months 1999. Corporate operations had a decrease in MOE of approximately $11,000 primarily related to reduced payroll expenses.

Transportation expense (TRAN) increased in the first six months 1999 $80,000, or 6% to $1,613,000 from $1,533,000 in the same period last year. Most of the increase in TRAN was generated by the railroad operations. The Fort Smith Railroad had increased TRAN in the first six months 1999 of $65,000 associated with using non-affiliated railcars for customer loadings. The Garden City Western Railway had $5,000 of TRAN in the period. The Minnesota Central Railroad had an increase of $62,000 in TRAN as a result increased costs associated with handling the special pipe shipment in the first quarter 1999. TRAN was decreased by $57,000 as a result of the termination of the Rochelle Railroad lease. Corporate operations increased TRAN approximately $27,000 primarily due to increased payroll expenses.

General & administration expense (ADMIN) increased $7,000 in the first six months 1999 to $1,772,000 from $1,765,000, in the prior year. The railroad operations were responsible for approximately a $73,000 decrease in ADMIN in the period primarily from the Minnesota Central Railroad which had a decrease of $37,000 and the Rochelle Railroad which had a decrease of $54,000. The Garden City Western Railway had $18,000 of ADMIN in the period. Corporate operations increased ADMIN by approximately $50,000 in the period, primarily related to professional services, and public relation expenditures, increased health insurance costs and payroll related expenditures. The equipment leasing operations increased ADMIN approximately $30,000 as a result of expenses related to repositioning the Company's railcar fleet.

Depreciation and amortization expense increased in the first six months 1999 $89,000, or 12%, to $875,000 compared to $787,000 in the same period last year. The railroad operations had increased depreciation and amortization expense of $68,000. Approximately $71,000 of the railroad operation increase is related to depreciation expense of assets associated with the purchase of the Michigan Southern Railroad stock on January 1, 1999. The Garden City Western Railway had depreciation and amortization expense of $18,000 in the period. The Sale of the Minnesota Central decreased depreciation and amortization expense $20,000 in the period. The equipment leasing operations had increased depreciation and amortization expense of $19,000 in the period resulting from increases to the railcar and locomotive fleet.

Other Income and Expense Income Statement Line Item Discussion:

In the first six months 1999 other income increased $93,000 to $198,000 compared to $105,000 in the same period last year. The increase relates primarily to additional lease income for the use of railroad property. The Company continues to place a strong emphasis on identifying and collecting revenues from third parties occupying Company property. In addition to lease income, other income and expense includes revenues generated from scrap sales, and other miscellaneous non-operating revenues and expenses, primarily generated by the company's railroad operations.

A loss on the sale of the Minnesota Central Railroad Co. stock and the write-off of the net assets associated with the MCTA in the amount of $566,000 was recorded in the second quarter 1999.

Interest expense related to equipment financing decreased $72,000 in the first six months 1999 to $327,000 compared to $399,000 in the same period last year. A majority of this decrease is the result of refinancing activities associated with the equipment leasing operations. Other interest expense increased $114,000 in the first six months 1999 to $371,000 from $257,000 in the same period last year. A majority of this increase relates to the financing of the purchase of the Michigan Southern Railroad stock on January 1, 1999 for the amount of $2,400,000 and the purchase of The Garden City Western Railway Inc. stock on May 1, 1999 for the amount of $1,500,000.

Net gain on fixed asset dispositions decreased approximately $73,000 in the first six months 1999 to $2,000 compared to $75,000 in the same period last year. The net gain on fixed asset dispositions in the first six months 1999 resulted from insignificant sales of miscellaneous vehicles and equipment. Net gain on fixed asset dispositions during the first six months 1998 of $76,000 included a gain of $105,000 from the sale or disposition of railcars and a loss of $28,000 resulting from the sale of the Company's former corporate headquarters building in Chillicothe, Illinois.

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

The Company has working capital facilities totaling $1,200,000 all of which was available for use at the end of the first six months 1999. In addition, the Company believes the market value of its railcar fleet is significantly higher then the amount of debt associated with the railcar fleet. Therefore, the Company believes it could refinance or sell part of its railcar fleet and generate up to $1 million in cash.

In March 1996, the Company negotiated a credit facility with Citizens Bank & Trust located in Chillicothe, MO., to provide a $2.5 million annual revolving acquisition line of credit. This facility was collateralized by the common stock of the Alabama Railroad Co. and the Mississippi Central Railroad Co., as well as the Company's investment in stock of any subsidiaries acquired under the line. The interest rate was adjustable quarterly to 2.5% over New York Prime, limited to a one percent annual increase or decrease, not to exceed 13.5% or be reduced below 10%. Any amounts drawn on the line were to be repaid monthly over a seven year period. On January 1, 1999, the Company borrowed $2.4 million on the line in connection with its purchase of the stock of the Michigan Southern Railroad. This credit facility was replaced with a credit facility with National City Bank of Michigan/Illinois and the $2.4 million advanced for the purchase of the Michigan Southern Railroad stock was financed on a separate note with National City Bank of Michigan/Illinois on May 21, 1999.

The Company,  on June 18, 1999,  entered into a credit  agreement  with National
City Bank of Michigan/Illinois to provide a $5 million revolving acquisition line of credit for railroad acquisitions at a variable interest rate of prime plus 1%, renewable every 2 years. Amounts drawn on the line are amortized over a 10 year period. This credit line is secured by all non real estate assets of the Mississippi Central Railroad Co., the Alabama Railroad Co. and any company acquired using proceeds from the credit line. This credit facility replaced the Citizens Bank & Trust credit line. The Company has used $1.5 of this credit facility to finance the purchase of The Garden City Western Railway, Inc. common stock, leaving $3.5 million available for future acquisitions. The monthly principal and interest payment currently required to be repaid is $18,800.

The Company, on May 21, 1999, entered into a credit agreement with National City Bank of Michigan/Illinois to refinance the $2.4 million that was outstanding on the Citizens Bank & Trust line related to the Michigan Southern Railroad stock purchase. The National City Bank credit facility is a fixed interest rate of 8.5% amortized over 10 years. The monthly principal and interest payment on this note is $30,830.

The Company, on May 21, 1999, entered into interest repricing agreements with National City Bank that reduced the interest rate on the Keokuk Junction Railway Co. note from 9.5% to 8.5% and reduced the interest rate on the Alabama & Florida Railway Co. note from 9.25% to 8.5%. Both rates are fixed and will be repriced in five years to the bank's cost of funds plus 2.25%. The total outstanding principal balance on the Keokuk Junction Railway and the Alabama & Florida Railway notes is approximately $4 million.

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

Pioneer Railcorp previously guaranteed two long-term debt obligations of the Minnesota Central Railroad Co. in connection with the initial asset purchase by the Minnesota Central Railroad Co. in 1994. Pioneer Railcorp remains on the notes as a guarantor and could be required to repay the principal and accrued interest of the notes if they are defaulted upon. The principal balance of the notes as of June 30, 1999 was approximately $116,000.

The Company anticipates that the outcomes involving current legal proceedings will not materially affect the Company's consolidated financial position or results of operation.

The Company believes its cash flow from operations and its available working capital credit lines, will be more than sufficient to meet liquidity needs through at least the next twelve months.

Balance Sheet and Cash Flow Items:

The Company generated net cash from operating activities of $1,589,000 in the first six months 1999 compared to $1,192,000 in the same period last year. Net cash from operating activities for the first six months 1999 was generated from $29,000 of net income, $875,000 of depreciation and amortization, an increase in accounts payable of $127,000 an increase in income tax payable of $211,000, an increase of net cash provided by changes in various other operating assets and liabilities of $263,000, and a noncash write off of approximately $566,000 related to the Company's investment in the net assets of the Minnesota Central Railroad at the date of sale. Net cash from operating activities was reduced by an increase in accounts receivable of $258,000, and a decrease in deferred taxes of $224,000 related to the disposition of the Minnesota Central Railroad

In the first six months 1999, the Company recorded $3,119,000 million of fixed assets relating to the purchase of the stock of the Michigan Southern Railroad, of which $1,643,300 was allocated to track structures, $1,300,700 allocated to land and right of way, $175,000 allocated to buildings, and the remaining $351,000 allocated to transportation equipment, vehicles, and railcars. In addition, as a result of the purchase, the Company recorded goodwill in the amount of $90,000 and a deferred tax liability of $1,160,000.

In the first six months 1999, the Company recorded $2,144,510 million of fixed assets relating to the purchase of the stock of The Garden City Western Railway Inc., of which $1,280,000 was allocated to track structures, $272,000 allocated to land and right of way, $253,000 allocated to buildings, and the remaining $339,510 allocated to transportation equipment, vehicles, and railcars. In addition, as a result of the purchase, the Company recorded goodwill in the amount of $24,077 and a deferred tax liability of $676,840.

In the first six months 1999, the Company purchased approximately $1,207,000 of fixed assets and capital improvements, including 170 railcars costing $828,650. The railcars were financed with long term fixed rate debt. Other capital expenditures include $71,0000 for track, $12,000 for leasehold improvements, $46,000 for a locomotive, $90,000 for various vehicles and equipment, with the remaining $249,350 related to railcar and locomotive betterments and purchases of vehicles and equipment.

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

On January 7, 1999, Michigan Southern Railroad Company, Inc. exercised its option to purchase the rail line owned by the Branch & St. Joseph Counties Rail Users Association, Inc. (RUA) between Sturgis and Coldwater, Michigan. RUA refused to honor the option and litigation is currently pending in the Michigan Circuit Court for St. Joseph County, Michigan. Management believes it will prevail in this matter, but RUA's attempted introduction of another carrier onto the line creates a risk to the Company's business in Coldwater. Management does not believe that this controversy is likely to have a material adverse affect on the Company's consolidated financial position or results of operation. The Company believes the cost to purchase the rail line will be approximately $600,000.

As of the date of this Form 10-QSB, management is not aware of any incident which is likely to result in a liability that would materially affect the Company's consolidated financial position or results of operation.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Shareholders was held on June 15, 1999 at the Company's headquarters in Peoria, Illinois. All five seats on the Board of Directors were up for election at this meeting. Directors Guy L. Brenkman, J. Michael Carr, Orvel L. Cox, Timothy F. Shea, and John S. Fulton were re-elected for a one year term.

In addition to the election of the Board of Directors, shareholders ratified the appointment of McGladrey & Pullen, LLP, Certified Public Accountants and Consultants, as the Company's independent public accountants for the coming year.

The vote totals for the matters voted upon at the Annual Meeting were as follows:

                                                                          Votes
               Proposal                                 Votes For       Withheld
--------------------------------------------------      ---------       --------

Nomination of Guy L. Brenkman
to the Board of Directors ........................      3,589,802        195,622

Nomination of Orvel L. Cox
to the Board of Directors ........................      3,659,974        125,450

Nomination of Timothy F.Shea
to the Board of Directors ........................      3,543,164        242,260

Nomination of John S. Fulton
to the Board of Directors ........................      3,596,794        188,630

Nomination of J. Michael Carr
to the Board of Directors ........................      3,659,474        125,950

Ratification of McGladrey & Pullen, LLP
as Independent Auditor ...........................      3,702,264        129,200


Item 5.   OTHER INFORMATION

Effective January 1, 1999, the Company's wholly-owned subsidiary Michigan Southern Railroad Company (MSO) purchased all of the stock of the Michigan Southern Railroad Company, Inc. (MSRR) from Gordon D. Morris, for $2.4 million. The transaction was initially funded with long-term fixed rate debt obtained from the Company's $2.5 million revolving acquisition line of credit with Citizens Bank and Trust and subsequently refinanced with a separate note with National City Bank on May 21, 1999. The Company had been operating the line under an operating lease since December of 1996.

On April 30, 1999, the Company purchased 100% of the stock of Garden City Western Railway, Inc.(GCW) from the Garden City Coop, Inc. and immediately began operations. The GCW is located in southwest Kansas and totals 45 miles of operating railroad. In 1998 the GCW handled over 2,000 cars and has handled over 3,000 cars in previous years. The primary commodities include grain, frozen beef, fertilizer, farm implements, feed products and utility poles. The Company projects that during the first full year of operations, the GCW will add approximately $750,000 of revenue and $250,000 of operating income. The purchase was financed with a 60 day note with an interest rate of Prime plus 1% from National City Bank and was refinanced with the National City Bank revolving acquisition line of credit on June 18, 1999.

On May 13, 1999, Pioneer Railcorp sold all of the stock of the Minnesota Central Railroad Co. to Southern Rail Resources, Inc., an Iowa Corporation. Southern Rail Resources, Inc. is not affiliated with Pioneer Railcorp or any of Pioneer Railcorp's officers, directors, or employees. The Company realized a loss of $19,999 on the sale of the stock and $546,000 on the write-off of net assets associated with the Minnesota Central Railroad. At the date of the sale, the Minnesota Central accounted for approximately $374,000 of revenue and $387,000 of operating expense on Pioneer Railcorp's consolidated statement of income. At the date of the sale, the Minnesota Central accounted for approximately $1.8 million of assets and $1.3 million of liabilities reported on the consolidated balance sheet of Pioneer Railcorp. Since the transaction was a stock sale, all liabilities of the Minnesota Central Railroad Co.
remain with the Minnesota Central Railroad Co.

On March 22, 1999, Pioneer Railcorp's Board of Directors declared a $.0225 per common share dividend payable to shareholders of record as of April 30, 1999, payable by June 30,1999. The total dividend paid was $103,742.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

Exhibit # 11 - Statement re computation of per share earnings.

Exhibit # 20.1 Notice of Annual Meeting and Proxy Statement used to solicit votes for the Annual Meeting of Shareholders, held June 15, 1999.

Exhibit # 20.2 Form of Ballot used at the Annual Meeting on June 15, 1999.

Exhibit # 20.3 Annual Report for 1998 sent to shareholders with the Notice of Annual Meeting and Proxy Statement.

Exhibit # 27 - Financial data schedule.

The following reports were filed on Form 8-K during the first six months 1999:

(1) Form 8-K filed January 15, 1999 regarding the purchase of the Michigan Southern Railroad stock.

(2) Form 8-K filed May 27, 1999 regarding the sale of the Minnesota Central Railroad Co. stock.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on it's behalf by the undersigned thereunto duly authorized.




PIONEER RAILCORP
(Registrant)





       8/10/99                /s/ Guy L. Brenkman
       -------                --------------------------------------
        DATE                  GUY L. BRENKMAN
                              PRESIDENT & CEO




      8/10/99                 /s/ J. Michael Carr
      -------                 --------------------------------------
       DATE                   J. MICHAEL CARR
                              TREASURER & CHIEF FINANCIAL OFFICER