Form 10QSB
period 1999-09-30
PIONEER RAILCORP
filed 1999-11-10
CIK 796374

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

      Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
                              Exchange Act of 1934

                    For the quarter ended September 30, 1999

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

                                    4,611,217
           ---------------------------------------------------------
           (Shares of Common Stock outstanding on September 30, 1999)

PIONEER RAILCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
Quarters Ended September 30, 1999 and 1998

UNAUDITED

                                                             Third Quarter                First Nine Months
                                                          1999          1998              1999          1998
                                                    ----------------------------    ----------------------------
Operating revenue ...............................   $  3,586,959    $  3,481,246    $ 10,522,892    $ 10,367,582
                                                    ------------------------------------------------------------

Operating expenses
   Maintenance of way ...........................        383,836         254,934       1,103,073         963,697
   Maintenance of equipment .....................        367,870         391,337       1,126,201       1,209,648
   Transportation expense .......................        742,125         910,689       2,355,153       2,444,232
   Administrative expense .......................        901,638         894,379       2,673,975       2,659,060
   Depreciation  & amortization .................        435,298         395,963       1,310,826       1,182,827
                                                    ------------------------------------------------------------
                                                       2,830,767       2,847,302       8,569,228       8,459,464
                                                    ------------------------------------------------------------

Operating income ................................        756,192         633,944       1,953,664       1,908,118
                                                    ------------------------------------------------------------

Other income & expense
   Other (income) expense .......................        (56,922)        (50,798)       (255,208)       (156,361)
   Loss on sale of subsidiary ...................            -0-             -0-         565,873             -0-
   Interest expense, equipment ..................        165,959         171,364         493,269         570,432
   Interest expense, other ......................        193,541         137,200         564,826         394,014
   Net (gain) loss on sale of fixed assets ......          1,107          11,824          (1,108)        (63,871)
                                                    ------------------------------------------------------------
                                                         303,685         269,590       1,367,652         744,214
                                                    -------------------------------------------------------------

Income before income taxes ......................        452,507         364,354         586,012       1,163,904

Provision for income taxes ......................        170,670         130,277         212,170         424,677
                                                    ------------------------------------------------------------

Income before minority interest in preferred
   stock dividends of consolidated subsidiaries .   $    281,837    $    234,077    $    373,842    $    739,227

Minority interest in preferred stock dividends of
    consolidated subsidiaries ...................   $     31,308    $     31,308    $     93,924    $     93,924


Net income ......................................   $    250,529    $    202,769    $    279,918    $    645,303
                                                    ============================================================

Basic earnings per common share .................   $       0.05    $       0.04    $       0.06    $       0.14
                                                    ============================================================

Diluted earnings per common share ...............   $       0.05    $       0.04    $       0.06    $       0.14
                                                    ============================================================

Cash dividends per common share .................   $     0.0000    $     0.0000    $     0.0225    $     0.0200
                                                    ============================================================

PIONEER RAILCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
September 30, 1999 and December 31, 1998

UNAUDITED

                                                          September 30  December 31
                                                              1999         1998
                                                          -------------------------
ASSETS
Current Assets
   Cash ...............................................   $   264,692   $   469,476
   Accounts receivable, less allowance
     for doubtful accounts 1999 $192,059; 1998 $156,282     2,971,724     2,660,012
   Inventories ........................................       299,111       331,841
   Prepaid expenses ...................................        92,044       174,085
   Income tax refund claims ...........................        33,272        56,933
   Deferred taxes .....................................        70,800        70,800
                                                          -------------------------
        Total current assets ..........................     3,731,643     3,763,147
                                                          -------------------------

Property and Equipment less accumulated
  depreciation 1999 $6,801,246; 1998 $5,997,160 .......    23,760,665    19,563,368
                                                          -------------------------

Intangible Assets, less accumulated amortization
  1999 $226,225; 1998 $250,365 ........................     1,136,598     1,065,140
                                                          -------------------------

Investments, cash value of life insurance .............       124,774       112,348
                                                          -------------------------

Total assets ..........................................   $28,753,680   $24,504,003
                                                          =========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable ...................................   $ 2,285,206   $ 2,732,627
   Notes payable ......................................       108,532       307,886
   Income taxes payable ...............................       347,537        14,206
   Current maturities of long-term debt ...............     2,376,078     1,988,041
   Accrued liabilities ................................       451,749       537,018
                                                          -------------------------
        Total current liabilities .....................     5,569,102     5,579,778
                                                          -------------------------

Long-term debt, net of current maturities .............    13,700,027    11,211,737
Deferred income taxes .................................     4,158,740     2,545,900
                                                          -------------------------
        Total liabilities & debt ......................    23,427,869    19,337,415
                                                          -------------------------

Minority interest in subsidiaries .....................     1,154,000     1,186,000

Stockholders' Equity
   Common stock .......................................         4,611         4,610
   Additional paid-in capital .........................     2,042,042     2,041,000
   Retained earnings ..................................     2,125,158     1,934,978

                                                          -------------------------
        Total stockholders' equity ....................     4,171,811     3,980,588
                                                          -------------------------

Total liabilities and equity ..........................   $28,753,680   $24,504,003
                                                          =========================

PIONEER RAILCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
FIRST NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30,1998

UNAUDITED

                                                                     First Nine Months
                                                               --------------------------
                                                                    1999          1998
                                                               --------------------------
Cash Flows From Operating Activities
Net income .................................................   $   279,918    $   645,303
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Minority interest in preferred stock dividends of
      consolidated subsidiaries ............................        93,924         93,924
    Depreciation ...........................................     1,264,449      1,143,582
    Amortization ...........................................        46,377         39,245
    Increase in cash value life insurance ..................       (12,426)       (13,446)
    (Gain) on sale of property & equipment .................        (1,108)       (63,871)
    Loss on sale of subsidiary .............................       565,872            -0-
    Deferred taxes .........................................      (224,000)           -0-
Change in assets and liabilities, net of effects from
  acquisition of subsidiaries
    (Increase) decrease accounts receivable ................      (506,626)      (258,202)
    (Increase) decrease inventories ........................        32,730          2,652
    (Increase) decrease prepaid expenses ...................        92,680        (66,817)
    (Increase) decrease intangible assets ..................        (3,758)           207
    Increase (decrease) accounts payable ...................       (12,189)       149,078
    (Increase) decrease income tax refund claims ...........        23,661            168
    Increase (decrease) income tax payable .................       333,331        307,504
    Increase (decrease) accrued liabilities ................       113,641         32,349
                                                                -------------------------
           Net cash provided by operating activities .......     2,086,476      2,011,676
                                                                -------------------------

Cash Flows From Investing Activities
  Proceeds from sale of property & equipment ...............        10,925        315,706
  Purchase of property & equipment, net of property
    and equipment from acquisition of subsidiaries..........    (1,496,775)    (1,087,439)
  Acquisition of subsidiaries, net of cash acquired ........    (3,875,000)           -0-
                                                               -------------------------
           Net cash (used in) investing activities .........    (5,360,850)      (771,733)
                                                                -------------------------

Cash Flows From Financing Activities
  Proceeds from short-term borrowings, net of debt
    assumed in acquisition of subsidiaries .................     1,852,004      2,813,442
  Proceeds from long-term borrowings, net of debt
    assumed in acquisition of subsidiaries .................     7,421,590      3,779,181
  Payments on short-term borrowings ........................    (2,051,358)    (2,693,981)
  Payments on long-term borrowings .........................    (3,938,029)    (4,662,278)
  Repurchase of minority interest ..........................       (32,000)           -0-
  Proceeds from warrants and options exercised .............         1,040            800
  Cash dividends paid ......................................      (103,742)       (92,201)
  Payments to minority interest ............................       (79,915)       (79,915)
                                                                -------------------------
           Net cash provided by financing activities: ......     3,069,590       (934,952)
                                                                -------------------------

Net increase (decrease) in cash ............................      (204,784)       304,991

Cash, beginning of period ..................................       469,476        407,428
                                                                -------------------------

Cash, end of period ........................................    $  264,692    $   712,419
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

Measurement of segment profit or loss and segment assets:

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Pioneer Railcorp evaluates segment profit based on operating income including intersegment revenues, but before provision for income taxes, items of other income and expense, and minority interest in preferred stock dividends of consolidated subsidiaries.

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

                                                             Third Quarter
                                                       ------------------------
                                                          1999           1998
                                                       ------------------------
Revenues from external customers
   Railroads .....................................     2,938,992      2,902,880
   Leasing company ...............................       647,967        573,866
   Corporate .....................................             0          4,500
                                                       ------------------------
      Total revenues from external customers .....     3,586,959      3,481,246
                                                       ========================

Intersegment revenues
   Railroads .....................................             0              0
   Leasing company ...............................        95,100        108,600
   Corporate .....................................     1,541,613      1,253,732
                                                       ------------------------
      Total intersegment revenues ................     1,636,713      1,362,332
                                                       ========================

Segment profit
   Railroads .....................................     1,363,535      1,215,111
   Leasing company ...............................       309,001        277,658
   Corporate .....................................       720,369        503,507
                                                       ------------------------
      Total segment profit .......................     2,392,905      1,996,276

Reconciling items
    Intersegment revenues ........................    (1,636,713)    (1,362,332)
    Income taxes .................................      (170,670)      (130,277)
    Minority interest ............................       (31,308)       (31,308)
    Other income(expense), net ...................      (303,685)      (269,590)
                                                       ------------------------

       Total consolidated net income .............       250,529        202,769
                                                       ========================

                                                             Nine Months
                                                     --------------------------
                                                       9/30/99         9/30/98
                                                     --------------------------
Assets
   Railroads ...................................     17,091,093      14,169,110
   Leasing company .............................     10,832,853      10,012,573
   Corporate ...................................        829,734         759,195
                                                     --------------------------
      Total assets .............................     28,753,680      24,940,878
                                                     ==========================

Revenues from external customers
   Railroads ...................................      8,544,380       8,379,313
   Leasing company .............................      1,978,512       1,982,464
   Corporate ...................................              0           5,805
                                                     --------------------------
      Total revenues from external customers ...     10,522,892      10,367,582
                                                     ==========================

Intersegment revenues
   Railroads ...................................              0               0
   Leasing company .............................        293,600         320,000
   Corporate ...................................      4,398,111       3,746,683
                                                     --------------------------
      Total intersegment revenues ..............      4,691,711       4,066,683
                                                     ==========================

Segment profit
   Railroads ...................................      3,607,539       4,743,374
   Leasing company .............................      1,001,753       1,043,630
   Corporate ...................................      2,036,083         187,797
                                                     --------------------------
      Total segment profit .....................      6,645,375       5,974,801

Reconciling items
    Intersegment revenues ......................     (4,691,711)     (4,066,683)
    Income taxes ...............................       (212,170)       (424,677)
    Minority interest ..........................        (93,924)        (93,924)
    Other income(expense), net .................     (1,367,652)       (744,214)
                                                     --------------------------

       Total consolidated net income ...........        279,918         645,303
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

Summary: Third Quarter 1999 Compared to Third Quarter 1998.

The Company recorded net income of $250,529 in the third quarter 1999 compared to net income of $202,769 in the same period last year, an increase of $47,760 or 24%. Revenue increased by $106,000 or 3% to $3,587,000 from $3,481,000 in the same period last year. Operating expense decreased by $16,000, to $2,831,000 from $2,847,000 in the same period last year. Operating income increased by $122,000, or 20% to $756,000 from $634,000 in the same period last year.

In the third quarter 1999 the Company's railroad operations had increased operating income of approximately $146,000. Railroad operating income was positively affected in the third quarter 1999 by increased operating income from the Keokuk Junction Railway of $102,000 compared to the same period last year. In addition, The Garden City Western Railway Inc., which the Company began operating May 1, 1999, generated $156,000 of operating income. Railroad operating income was positively affected by the sale of the Minnesota Central Railroad which had an operating loss of approximately $64,000 in the third quarter 1998. Railroad operating income was adversely affected by the loss of the Rochelle Railroad, which resulted in a decrease of operating income of $20,000 in the quarter compared to the same period last year. In addition, the Fort Smith Railroad had decreased operating income in the third quarter 1999 of $34,000 compared to the same period last year resulting from increased maintenance of equipment expense and costs associated with using non-affiliated railcars for customer loadings. The Mississippi Central had decreased operating income of $32,000 in the third quarter 1999 compared to the same period last year resulting from a decrease in loadings from the lines primary customer. The Company is exploring ways to increase traffic on the MSCI and does not anticipate a further decrease in shipping levels. In addition, the Alabama Railroad had a decrease in operating income of $97,000 in the third quarter 1999 compared to the same period last year. This decrease resulted from several factors, including a reduction in plywood shipments, a reduction of contract services for track work in the third quarter 1999 that generated $30,000 in the same period last year and an increase in maintenance of way expense. The equipment leasing operations increased operating income by approximately $45,000 in the period, primarily from increased utilization of its railcar fleet by non-affiliated railroads and increased income from locomotive leases to non-affiliated entities. Corporate operations decreased operating income by approximately $66,000 in the period.

Revenue:

Revenue increased in the third quarter 1999 by $106,000 or 3% to $3,587,000 from $3,481,000 in the same period last year. The railroad operations had increased revenue of approximately $34,000 in the third quarter 1999 compared to the same period last year. Significant increases in revenue in the third quarter 1999 from the railroad operations included a $158,000 revenue increase by the Keokuk Junction Railway, a $78,000 revenue increase by the Alabama & Florida Railway and $258,000 of revenue generated by The Garden City Western Railway. Significant decreases in revenue from the railroad operations include $253,000 from the Minnesota Central Railroad, which was sold in the second quarter 1999 and a $78,000 decrease in revenue resulting from the termination of the Rochelle Railroad lease which ceased operations on November 13, 1998. In addition, the Mississippi Central Railroad had a decrease in revenue of $29,000 in the third quarter 1999 compared to the same period last year and the Alabama Railroad had a decrease in revenue of $78,000 in the third quarter compared to the same period last year. The equipment leasing operations had a $74,000 increase in revenue in the period resulting from increased utilization of its railcars by non-affiliated railroads and increased income from locomotive leases to non-affiliated entities.

Operating Expense:

Operating expense decreased in the third quarter 1999 by $16,000 to $2,831,000 from $2,847,000 in the prior year. The railroad operations had decreased operating expense of approximately $112,000 in the third quarter 1999, of which a decrease of $317,000 was attributable to the sale of the Minnesota Central Railroad stock, and $58,000 was attributable to the termination of the Rochelle Railroad lease. In addition, the Fort Smith Railroad had increased operating expense in the third quarter 1999 of $32,000 compared to the same period last year resulting from increased maintenance of equipment expense and costs associated with using non-affiliated railcars for customer loadings. The Keokuk Junction Railway had increased operating expense of $57,000, primarily related to increased operating costs resulting from increased loadings, and the Alabama & Florida Railway had increased operating expense of $63,000 primarily related to capitalized labor in the third quarter 1998 and increased operating costs in the third quarter 1999 resulting from increased loadings. The Garden City Western Railway had operating expense of $102,000. The equipment leasing operations increased operating expense approximately $29,000. Corporate support services increased operating expense approximately $66,000 primarily related to professional services, and public relation expenditures, increased health insurance costs and payroll related expenditures.

Maintenance of way and structures expense (MOW) increased in the third quarter $129,000 or 51% to $384,000 from $255,000 in the same period last year, most all of which is related to the railroad operations. The Garden City Western Railway increased MOW $29,000 in the third quarter 1999.

Maintenance of equipment expense (MOE) decreased in the third quarter 1999 $23,000, or 6% to $368,000 from $391,000 in the same period last year. The railroad operations had an decrease in MOE of approximately $40,000. The Garden City Western Railway had $12,000 of MOE expense in the quarter. The sale of the MCTA resulted in a decrease of $23,000 in the quarter. The equipment leasing operations increased MOE expense $11,000 as a result of increased costs associated with maintaining the Company's railcar fleet. Corporate operations had a increase in MOE of approximately $6,000 primarily related to reduced payroll expenses.

Transportation expense (TRAN) decreased in the third quarter 1999 $169,000, or 19% to $742,000 from $911,000 in the same period last year. Most of the decreased TRAN was generated by the railroad operations, primarily from the sale of the Minnesota Central Railroad which decreased TRAN by $223,000 and the Rochelle Railroad which decreased TRAN $28,000. The Fort Smith Railroad had increased TRAN in the third quarter 1999 of $38,000 related to costs associated with using non-affiliated railcars for customer loadings. In addition, the Keokuk Junction had increased TRAN of $66,000 in the third quarter 1999 primarily resulting from increased operating costs due to increased loadings. The Garden City Western Railway had $17,000 of TRAN in the quarter. Corporate operations did not significantly affect TRAN expense in the quarter.

General & administration expense (ADMIN) increased $7,000 in the third quarter 1999 to $902,000 from $895,000, in the prior year. The railroad operations were responsible for approximately a $67,000 decrease in ADMIN in the period primarily from the sale of the Minnesota Central Railroad which decreased ADMIN $28,000 and the Rochelle Railroad which decreased ADMIN $25,000. The Garden City Western Railway had $16,000 of ADMIN in the quarter. Corporate operations increased ADMIN by approximately $63,000 in the period. The equipment leasing operations increased ADMIN approximately $9,000 as a result of expenses related to repositioning the Company's railcar fleet.

Depreciation and amortization expense increased in the third quarter 1999 $39,000, or 10%, to $435,000 compared to $396,000 in the same period last year. The railroad operations had increased depreciation and amortization expense of $26,000. Approximately $30,000 of the railroad operation increase is related to depreciation expense of assets associated with the purchase of the Michigan Southern Railroad stock on January 1, 1999. The Garden City Western Railway had depreciation and amortization expense of $27,000 in the quarter. The Sale of the Minnesota Central decreased depreciation and amortization expense $31,000 in the quarter. The equipment leasing operations had increased depreciation and amortization expense of $11,000 in the quarter resulting from increases to the railcar and locomotive fleet.

Other Income and Expense Income Statement Line Item Discussion:

In the third quarter 1999 other income increased $6,000 to $57,000 compared to $51,000 in the same period last year. The increase relates primarily to additional lease income for the use of railroad property. The Company continues to place a strong emphasis on identifying and collecting revenues from third parties occupying Company property. In addition to lease income, other income and expense includes revenues generated from scrap sales, and other miscellaneous non-operating revenues and expenses, primarily generated by the company's railroad operations.

Interest expense related to equipment financing decreased $5,000 in the third quarter 1999 to $166,000 compared to $171,000 in the same period last year. This decrease is the result of refinancing activities associated with the equipment leasing operations, offset by additional interest expense in 1999 related to financing transactions for additional equipment purchased in 1999. Other interest expense increased $57,000 in the third quarter 1999 to $194,000 from $137,000 in the same period last year. A majority of this increase relates to the financing of the purchase of the Michigan Southern Railroad stock on January 1, 1999 for the amount of $2,400,000 and the purchase of The Garden City Western Railway Inc. stock on May 1, 1999 for the amount of $1,500,000.

Net gain on fixed asset dispositions decreased approximately $11,000 in the third quarter 1999 to less than $1,000 compared to $12,000 in the same period last year. The net gain on fixed asset dispositions in both periods resulted from insignificant sales of miscellaneous vehicles and equipment.

Summary: First Nine Months 1999 Compared to First Nine Months 1998.

The Company's net income for the first nine months 1999 was $279,918 compared to net income of $645,303 in the same period last year, a decrease of $365,385 or 57%. Net Income was affected by a one-time charge in the second quarter 1999 relating to the sale of the Minnesota Central Railroad Co. stock and the write-off of the net assets of the MCTA in the amount of $566,000 before tax and $342,000 after tax. Revenue increased by $155,000 or 1% to $10,523,000 from $10368,000 in the same period last year. Operating expense increased by $110,000 or 1%, to $8,569,000 from $8,459,000 in the same period last year. Operating income increased by $46,000, or 2% to $1,954,000 from $1,908,000 in the same period last year.

Operating income was increased in the first nine months 1999 by the Company's railroad operations by approximately $192,000 in the period. Railroad operating income was positively affected in the first nine months 1999 by increased operating income from the Keokuk Junction Railway of $309,000 in the first nine months 1999 compared to the same period last year. In addition, operating income generated by The Garden City Western Railway Inc. which the Company began operating May 1, 1999 was $194,000. The Minnesota Central Railroad, which the Company sold in the second quarter 1999, increased operating income $116,000 in the first nine months 1999. The Alabama & Florida Railway operating income increased by approximately $114,000 in the first nine months 1999. Railroad operating income was adversely affected by the loss of the Rochelle Railroad. operations, which resulted in a decrease of operating income of $227,000 in the first nine months 1999 compared to the same period last year. In addition, the Fort Smith Railroad had decreased operating income of $96,000 in the first nine months 1999 compared to the same period last year resulting from increased maintenance of equipment expenses and costs associated with using non-affiliated railcars for customer loadings. The Michigan Southern Railroad had decreased operating income of $105,000 in the first nine months 1999. The Michigan Southern decrease was caused by decreased revenues from one of the railroads primary shippers resulting from a tariff increase issued by Conrail prior to its breakup which made the rail move non-competitive. The Company is working with the new connecting carrier, the NS, to reduce the rates to a more competitive level. In addition, in the first nine months 1999 the MSO had a reduction in contract service income generated from road crossing flagging projects, had increased signal maintenance expenses, and had increased carhire expense. In addition, the MSO revenue has been negatively affected by extremely poor service from the NS resulting from the Conrail breakup. The equipment leasing operations decreased operating income by approximately $18,000 in the first nine months 1999, primarily from costs associated with relocating part of the fleet to enhance future revenues. In addition, corporate support services decreased operating income by approximately $128,000 in the first nine months 1999.

Revenue:

Revenue increased in the first nine months 1999 by $155,000 or 1% to $10,523,000 from $10,368,000 in the same period last year. The railroad operations increased revenue by approximately $144,000 in the period. Significant increases in revenue in the first nine months 1999 included a $358,000 revenue increase by the Keokuk Junction Railway and $360,000 of revenue generated by The Garden City Western Railway. In addition, the Alabama & Florida had increased revenue of $192,000 in the first nine months 1999. Some of the more significant decreases in revenue include a $415,000 decrease in revenue resulting from the termination of the Rochelle Railroad lease which ceased operations on November 13, 1998, and a $82,000 decrease in revenue from the Michigan Southern Railroad caused by decreased revenues from one of the railroads primary shippers resulting from a tariff increase issued by Conrail prior to its break-up which made the rail move non-competitive. The Company is working with the new connecting carrier, the NS, to reduce the rates to a more competitive level. Michigan Southern revenues were also reduced by a reduction in contract service income generated from road crossing flagging projects. In addition, the MSO revenue has been negatively affected by extremely poor service from the NS resulting from the Conrail breakup. The Minnesota Central Railroad reduced revenues by $233,000 during the first nine months 1999. Due to decreased loadings the Mississippi Central had a reduction of revenues of $47,000 in the period, and the Vandalia Railroad had a reduction in revenues of $79,000 in the period. The equipment leasing operations had a $8,000 decrease in revenue in the period.

Operating Expense:

Operating expense increased in the first nine months 1999 by $110,000 or 1%, to $8,569,000 from $8,459,000 in the prior year. The railroad operations decreased operating expense by approximately $47,000 in the first nine months 1999. The Fort Smith Railroad had increased operating expense in the first nine months 1999 of $131,000 compared to the same period last year resulting from increased maintenance of equipment expense and costs associated with using non-affiliated railcars for customer loadings. The Garden City Western Railway Inc. had operating expense of $166,000. Operating expense was decreased $349,000 by the Minnesota Central Railroad and also decreased $188,000 resulting from the termination of the Rochelle Railroad lease. The Alabama & Florida Railway had increased operating expense of $78,000 primarily related to capitalized labor in the first nine months 1998 and increased operating costs resulting from increased loadings. The equipment leasing operations increased operating expense approximately $12,000. Corporate support services increased operating expense approximately $145,000, primarily related to professional services, and public relation expenditures, increased health insurance costs and payroll related expenditures.

Maintenance of way and structures expense (MOW) increased in the first nine months 1999 $139,000 or 2% to $1,103,000 from $964,000 in the same period last year, most all of which is related to the railroad operations. The Garden City Western Railway increased MOW $44,000 in period. MOW was decreased $35,000 as a result of the sale of the Minnesota Central. Most of the remaining increase in MOW resulted from the Alabama & Florida Railway, Alabama Railroad and the Keokuk Junction Railway related to capitalized labor in 1998 and increased maintenance to track.

Maintenance of equipment expense (MOE) decreased in the first nine months 1999 $84,000, or 7% to $1,126,000 from $1,210,000 in the same period last year. Approximately a $47,000 decrease is related to the equipment leasing operations resulting from decreased costs associated with maintaining the Company's railcar fleet. The railroad operations had an decrease in MOE of approximately $31,000. The Garden City Western Railway had $17,000 of MOE in the first nine months 1999 and the Fort Smith Railroad had an increase in MOE of $29,000 in the period, primarily related to increased car repair supplies. The MCTA had a decrease in MOE of $38,000 in the first nine months 1999 and the Michigan Southern had a decrease in MOE of $57,000 in the first nine months 1999 relating to the termination of equipment leases in effect prior to the purchase of the railroad by the Company. Corporate operations had a decrease in MOE of approximately $6,000 primarily related to reduced payroll expenses.

Transportation expense (TRAN) decreased in the first nine months 1999 $89,000, or 4% to $2,355,000 from $2,444,000 in the same period last year. Most of the increase in TRAN was generated by the railroad operations. The Fort Smith Railroad had increased TRAN in the first nine months 1999 of $103,000 associated with using non-affiliated railcars for customer loadings. The Garden City Western Railway had $22,000 of TRAN in the period. The Minnesota Central Railroad had a decrease of $161,000 in TRAN and TRAN was decreased by $86,000 as a result of the termination of the Rochelle Railroad lease. The equipment leasing operations decreased TRAN by $11,000 in the period and Corporate operations increased TRAN approximately $32,000 primarily due to increased payroll expenses.

General & administration expense (ADMIN) increased $15,000 in the first nine months 1999 to $2,674,000 from $2,659,000, in the prior year. The railroad operations were responsible for approximately a $140,000 decrease in ADMIN in the period primarily from the Minnesota Central Railroad which had a decrease of $65,000 and the Rochelle Railroad which had a decrease of $79,000. The Garden City Western Railway had $36,000 of ADMIN in the period. Corporate operations increased ADMIN by approximately $115,000 in the period, primarily related to professional services, and public relation expenditures, increased health insurance costs and payroll related expenditures. The equipment leasing operations increased ADMIN approximately $40,000 as a result of expenses related to repositioning the Company's railcar fleet.

Depreciation and amortization expense increased in the first nine months 1999 $128,000, or 11%, to $1,311,000 compared to $1,183,000 in the same period last year. The railroad operations had increased depreciation and amortization expense of $94,000. Approximately $100,000 of the railroad operation increase is related to depreciation expense of assets associated with the purchase of the Michigan Southern Railroad stock on January 1, 1999. The Garden City Western Railway had depreciation and amortization expense of $46,000 in the period. The Sale of the Minnesota Central decreased depreciation and amortization expense $50,000 in the period. The equipment leasing operations had increased depreciation and amortization expense of $30,000 in the period resulting from increases to the railcar and locomotive fleet.

Other Income and Expense Income Statement Line Item Discussion:

In the first nine months 1999 other income increased $99,000 to $255,000 compared to $156,000 in the same period last year. The increase relates primarily to additional lease income for the use of railroad property. The Company continues to place a strong emphasis on identifying and collecting revenues from third parties occupying Company property. In addition to lease income, other income and expense includes revenues generated from scrap sales, and other miscellaneous non-operating revenues and expenses, primarily generated by the company's railroad operations.

A loss on the sale of the Minnesota Central Railroad Co. stock and the write-off of the net assets associated with the MCTA in the amount of $566,000 was recorded in the second quarter 1999.

Interest expense related to equipment financing decreased $77,000 in the first nine months 1999 to $493,000 compared to $570,000 in the same period last year. A majority of this decrease is the result of refinancing activities associated with the equipment leasing operations. Other interest expense increased $171,000 in the first nine months 1999 to $565,000 from $394,000 in the same period last year. A majority of this increase relates to the financing of the purchase of the Michigan Southern Railroad stock on January 1, 1999 for the amount of $2,400,000 and the purchase of The Garden City Western Railway Inc. stock on May 1, 1999 for the amount of $1,500,000.

Net gain on fixed asset dispositions decreased approximately $63,000 in the first nine months 1999 to $1,000 compared to $64,000 in the same period last year. The net gain on fixed asset dispositions in the first nine months 1999 resulted from insignificant sales of miscellaneous vehicles and equipment. Net gain on fixed asset dispositions during the first nine months 1998 of $64,000 included a gain of $90,000 from the sale or disposition of railcars and a loss of $28,000 resulting from the sale of the Company's former corporate headquarters building in Chillicothe, Illinois.

Impact of New Accounting Pronouncements:

The Company is not aware of any recent accounting standard issued, but not yet required to be adopted by the Company, that would have a material effect on its financial position or results of operations.

Year 2000 Compliance:

The Year 2000 compliance issue exists because many computer systems and applications currently use two-digit fields to designate a year. As the century date change occurs, datesensitive systems may either fail or not operate properly unless the underlying programs are modified or replaced.

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

The Company has expended approximately $50,000 to date on its resolution of the Year 2000 compliance issue and estimates that less than $10,000 will be expended to complete Year 2000 compliance.

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

Liquidity and Capital Resources:

The Company primarily uses cash generated from operations to fund working capital needs and relies on long-term financing for railcars, new operating subsidiaries, and other significant capital expenditures. The Company has working capital facilities totaling $1,200,000 all of which $1,100,000 was available for use at September 30, 1999.

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

Pioneer Railcorp guaranteed certain long-term debt obligations of the Minnesota Central Railroad Co. in connection with the initial asset purchase by the Minnesota Central Railroad Co. in 1994. Pioneer Railcorp remains on one note as a guarantor and could be required to repay the principal and accrued interest of the note if it is defaulted upon. The principal balance of the note as of September 30, 1999 was approximately $80,000.

The Company anticipates that the outcomes involving current legal proceedings will not materially affect the Company's consolidated financial position or results of operation.

The Company believes its cash flow from operations and its available working capital credit lines, will be more than sufficient to meet liquidity needs through at least the next twelve months.

Balance Sheet and Cash Flow Items:

The Company generated net cash from operating activities of $2,070,000 in the first nine months 1999 compared to $2,011,676 in the same period last year. Net cash from operating activities for the first nine months 1999 was generated from $280,000 of net income, $1,311,000 of depreciation and amortization, an increase in income tax payable of $333,000, an increase of net cash provided by changes in various other operating assets and liabilities of $310,000, and a noncash write off of approximately $566,000 related to the Company's investment in the net assets of the Minnesota Central Railroad at the date of sale. Net cash from operating activities was reduced by an increase in accounts receivable of $506,000, and a decrease in deferred taxes of $224,000 related to the disposition of the Minnesota Central Railroad

In the first nine months 1999, the Company recorded $3,119,000 million of fixed assets relating to the purchase of the stock of the Michigan Southern Railroad, of which $1,643,300 was allocated to track structures, $1,300,700 allocated to land and right of way, $175,000 allocated to buildings, and the remaining $351,000 allocated to transportation equipment, vehicles, and railcars. In addition, as a result of the purchase, the Company recorded goodwill in the amount of $90,000 and a deferred tax liability of $1,160,000.

In the first nine months 1999, the Company recorded $2,144,510 million of fixed assets relating to the purchase of the stock of The Garden City Western Railway Inc., of which $1,280,000 was allocated to track structures, $272,000 allocated to land and right of way, $253,000 allocated to buildings, and the remaining $339,510 allocated to transportation equipment, vehicles, and railcars. In addition, as a result of the purchase, the Company recorded goodwill in the amount of $24,077 and a deferred tax liability of $676,840.

In the first nine months 1999, the Company purchased approximately $1,500,000 of fixed assets and capital improvements, including 170 railcars costing $828,650. The railcars were financed with long term fixed rate debt. Other capital expenditures include $84,000 for track, $12,000 for leasehold improvements, $110,000 for two locomotives, $108,000 for various vehicles, equipment and structures, with the remaining $357,350 related to railcar and locomotive betterments.

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

No matters  were  submitted to a vote of security  holders in the third  quarter
1999.

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

Pioneer Railcorp's Board of Directors authorized the repurchase of up to one million shares (1,000,0000) of the Company's common stock. The repurchase will coincide with the planned sale of certain non-essential assets expected to be completed within the next six months.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

Exhibit # 11 - Statement re computation of per share earnings.

Exhibit # 27 - Financial data schedule.

The following reports were filed on Form 8-K during the first nine months 1999:

(1) Form 8-K filed January 15, 1999 regarding the purchase of the Michigan Southern Railroad stock.

(2) Form 8-K filed May 27, 1999 regarding the sale of the Minnesota Central Railroad Co. stock.

(3) Form 8-K filed September 23, 1999 regarding common stock repurchase.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on it's behalf by the undersigned thereunto duly authorized.


PIONEER RAILCORP
(Registrant)


      11/08/99                         /s/ Guy L. Brenkman
      --------                         -----------------------------------------
        DATE                           GUY L. BRENKMAN
                                        PRESIDENT & CEO




      11/08/99                         /s/ J. Michael Carr
      --------                         -----------------------------------------
        DATE                           J. MICHAEL CARR
                                        TREASURER & CHIEF
                                        FINANCIAL OFFICER