Form 10KSB
period 1999-12-31
PIONEER RAILCORP
filed 2000-03-29
CIK 796374

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

              Annual Report Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1999

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

Issuer's revenues for the fiscal year ended December 31, 1999 were $13,857,384

The aggregate market value of voting stock held by non-affiliates of the Registrant on March 21, 2000 was $4,144,745

                                    4,611,217
             -------------------------------------------------------
             (Shares of Common Stock outstanding on March 21 , 2000)

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


             The remainder of this page is intentionally left blank

PART I


Item 1.  Business

General
-------

Pioneer Railcorp, an Iowa corporation, is a railroad holding company. As used in this Form 10-KSB, unless the context requires otherwise, the term "Company" or "PRC" refers to the parent, Pioneer Railcorp and its subsidiaries: West Michigan Railroad Co. (WMI), Michigan Southern Railroad Company (MSO), Fort Smith Railroad Co. (FSR), Alabama Railroad Co. (ALAB), Mississippi Central Railroad Co. (MSCI), Alabama & Florida Railway Co., Inc. (AF), Decatur Junction Railway Co. (DT), Vandalia Railroad Company (VRRC), Minnesota Central Railroad Co.
(MCTA) (sold May 6, 1999), Keokuk Junction Railway Co. (KJRY), Shawnee Terminal Railway Company (STR), Pioneer Industrial Railway Co. (PRY), The Garden City Western Railway, Inc. (GCW), Pioneer Resources, Inc. (PRI), Pioneer Railroad
Equipment Co., Ltd. (PREL), Pioneer Air, Inc. (PAR), and Pioneer Railroad Services, Inc. (PRS) and an inactive subsidiary Midwest Terminal Railway Company (formerly Rochelle Railroad Co.) (RRCO).

The Company operates in two business activities - railroad transportation and railroad equipment leasing. Railroad transportation is provided by the Company's wholly-owned short line railroad subsidiaries whose rail system provides shipping links for customers along its routes and interchanges with five major railroads, Burlington Northern Santa Fe Railroad (BNSF), CSX Transportation
(CSX), Illinois Central Railroad (IC), Norfolk Southern Railway (NS) and Union Pacific Railroad (UP). Additionally, the Company's railroad subsidiaries have interchanges with four smaller railroads, the Kansas City Southern Railway
(KCS), the Arkansas & Missouri Railroad (AM), the Toledo, Peoria & Western Railway Corporation (TPW), and Indiana Northeastern Railroad Company (IN). PRC's rail system is devoted to carrying freight. The Company also seeks to encourage development on or near, and utilization of, the real estate right of way of its operating railroads by potential shippers as a source of additional revenue and also generates revenue by granting to various entities, such as utilities, pipeline and communications companies and non-industrial tenants, the right to occupy its railroad right of way and other real estate property. The Company's railroad equipment leasing operation provides locomotives, railcars and other railroad related vehicles and equipment to the Company's operating railroad subsidiaries. In addition, the Company's railroad equipment leasing operation leases railcars and locomotives to unaffiliated third parties.

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

On April 1, 1992, Pioneer Railcorp purchased the common stock of the Natchez Trace Railroad from Kyle Railways, Inc. The railroad runs from Oxford, Mississippi to Grand Junction, Tennessee, a total of 51 miles, 45.5 of which are located in Mississippi. The railroad interchanges with the NS at Grand Junction, Tennessee and the BNSF at Holly Springs, Mississippi. The Company changed the name of this wholly-owned subsidiary to Mississippi Central Railroad Co. (MSCI) in January 1993. The traffic base on the MSCI is primarily outbound finished wood products and inbound products, such as resins, chemicals and pulpwood, for the production of finished wood products. Other products shipped on the MSCI include scrap steel and cottonseed.

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

On October 7, 1994, Pioneer Railcorp acquired all the outstanding common stock of the Vandalia Railroad Company. The line located in Vandalia, Illinois, interchanges with CSX and is approximately 3.45 miles long. The Railroad's principal commodities are steel pipe, plastic pellets, fertilizer, and feed ingredients.

On December 12, 1994, Pioneer Railcorp's wholly-owned subsidiary Minnesota Central Railroad Co. acquired certain assets of MNVA Railroad, Inc. The assets purchased included approximately 94 miles of operating railroad in south central Minnesota. The railroad interchanges with the BNSF at Hanley Falls, Minnesota and the TCWR at Norwood, Minnesota. The railroad's principal commodities are grain, clay, fertilizer, canned goods, dairy products, and particleboard. On May 6, 1999, Pioneer Railcorp sold 100% of the MCTA stock to Southern Rail Resources, Inc., an Iowa Corporation. Southern Rail Resources, Inc. is not affiliated with Pioneer Railcorp or any of Pioneer Railcorp's officers, directors, or employees.

On July 11, 1995, Pioneer Railcorp signed an agreement with the Trustee of the Southwestern Michigan Railroad Company, Inc., d/b/a Kalamazoo, Lakeshore & Chicago Railroad (KLSC), to purchase all of the tangible assets of KLSC. Those assets include approximately 15 miles of track and right of way, extending from Hartford to Paw Paw, in Van Buren County, Michigan. The line interchanges with CSX. Pioneer Railcorp then assigned its right to purchase to the West Jersey Railroad Co., a wholly owned subsidiary of Pioneer, which had been operating the former KLSC tracks under an Interstate Commerce Commission Directed Service Order since June 24, 1995. West Jersey Railroad Co. amended its articles of incorporation to change its name to "West Michigan Railroad Co.," effective October 2, 1995. The sale was approved by the Interstate Commerce Commission by order served October 18, 1995, and the West Michigan Railroad Co. took title to the property on October 24, 1995.

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

On March 25, 1996, Pioneer Railcorp through its wholly-owned subsidiary Rochelle Railroad Co. (RRCO) signed a one year lease with the city of Rochelle, Illinois, to operate approximately 2 miles of track serving the Rochelle Industrial Park. The line interchanges with the BNSF and the UP. Train operations began April 15, 1996. The lease required RRCO to make monthly payments to the city on a per car basis and to maintain the trackage. The railroad's principal commodity is frozen foods. The City of Rochelle, Illinois, terminated the Rochelle Railroad Co.'s lease agreement effective January 19, 1998, however, Rochelle Railroad Co. continued to operate on the trackage until November 13, 1998 pending the outcome of certain legal proceedings. The Rochelle Railroad Co. changed its name to Midwest Terminal Railway Company in 1998 and is presently an inactive subsidiary.

On November 13, 1996, Pioneer Railcorp purchased 100% of the common stock of the Shawnee Terminal Railway Co. The line located in Cairo, Illinois, interchanges with the Illinois Central Railroad and is approximately 2.5 miles long. The Railroad's principal commodities are glycol and railroad freight cars for cleaning.

On December 19, 1996, Pioneer Railcorp through its wholly-owned subsidiary Michigan Southern Railroad Company signed a two year lease with the Michigan
Southern Railroad Co. Inc., Morris Leasing, Inc., and Gordon D. Morris to operate 53 miles of track and certain railroad related assets. The lease called for a fixed monthly payment for the equipment assets leased and a per car charge for railroad usage. The lease contained an exclusive option to purchase the stock of the Michigan Southern Railroad Company, Inc. and the railroad assets of Morris Leasing, Inc., and this option was exercised on January 6, 1999, when the Company's wholly-owned subsidiary Michigan Southern Railroad Company (MSO) purchased all of the stock of the Michigan Southern Railroad Co., Inc. (MSRR) from Gordon D. Morris. The railroad is comprised of three separate, non-contiguous lines, one located in southern Michigan and two located in northern Indiana. All lines have separate interchanges with the NS. The Michigan line also interchanges with the Indiana Northeastern Railroad Company. The railroad's principal commodities are scrap paper, scrap iron, fertilizer, plastics, plywood, sugar and corn syrup.

On February 18, 1998, Pioneer Railcorp through its wholly-owned subsidiary Pioneer Industrial Railway Co., began operating approximately 8.5 miles of railroad in Peoria County, Illinois when the Peoria & Pekin Union Railway Co.
(PPU) assigned its lease with the owner, the Peoria, Peoria Heights & Western Railroad (PPHW), effective February 18, 1998. The lease expires in July 2004. PPHW is owned by the City of Peoria, Illinois and the village of Peoria Heights, Illinois. The Pioneer Industrial Railway Co. has improved the condition of the track since assuming operation and overall the track is considered to be in good condition. The railroad's principal commodities are steel, salt, lumber and plastic pellets.

On April 29, 1999, the Company purchased 100% of the stock of The Garden City Western Railway, Inc.(GCW) from the Garden City Coop, Inc. and immediately began operations. The GCW is located in southwest Kansas and totals 40 miles of operating railroad and interchanges with the BNSF. The primary commodities include grain, frozen beef, fertilizer, farm implements, feed products and utility poles.

Railroad Equipment Leasing
--------------------------

Pioneer Railroad Equipment Co., Ltd. (PREL), formed on April 1, 1990, leases equipment to the Company's subsidiary railroads and also and leases railcars and locomotives to unaffiliated third parties. PREL also earns income from non-company railroads on its fleet of approximately 1,100 railcars (as of December 31, 1999) when they carry freight on non-company railroads.

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

Marketing
---------

The Company's marketing department was established to foster continuing business with existing customers and to develop and attract new customers and additional loadings on all PRC railroads. The Company's attention to marketing has earned recognition from industry publications, Class I railroads, and smaller rail carriers. The Company's marketing department along with the Company's operations center have become important value-added services offered to present and potential customers.

Distribution
------------

Virtually all interchange traffic is with unionized Class I carriers, and a prolonged work stoppage on those carriers would have a material adverse impact upon the Company, however, there has never been such a prolonged work stoppage of the American railroad industry, and the Company considers the chances of such an event to be remote. Recent mergers by Class I carriers and the associated operating problems experienced by the Class I's has had a negative impact on the Company's business, but the Company does not expect the impact to become material or adverse.

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

Competition for additional railroads as they become available on the market, either as direct "spin-offs" from Class I Railroads or through the secondary market, is intense. The Company believes that it has a competitive advantage for the acquisition of future Class III Railroads due to the following factors: (1) the Company's acquisition and operation of multiple railroads, (2) the Company's experienced management team, (3) the Company's proficiency with industry-trend technologies desired by Class I Railroads, such as Electronic Data Interchange
(EDI), (4) the quality of the Company's employees, and (5) Pioneer Railcorp's acquisition line of credit.

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

Employees
---------

On December 31, 1999, the Company had 104 employees which consisted of 81 operating personnel, 19 support staff and 4 executive officers.

Environmental Matters
---------------------

The Company's operations are subject to various regulations relating to the protection of the environment, which have become increasingly stringent. These environmental laws and regulations, which are implemented principally in the U.S. by the Environmental Protection Agency ("EPA") and comparable state agencies govern the management of hazardous wastes, the discharge of pollutants into the air and surface and underground waters and the manufacture and disposal of certain substances.

There are no material environmental claims pending or, to the Company's knowledge at this time, threatened against the Company. The Company believes that its operations are in material compliance with current environmental laws and regulations. The Company estimates that any expenses incurred in maintaining compliance with the current laws and regulations will not have any material effect on the Company's earnings or capital expenditures. However, the Company can provide no assurance that the current regulatory requirements will not change, that currently unforeseen environmental incidents will not occur or that past non-compliance with the environmental laws will not be discovered on the Company's properties.

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

A description of the Company's railroad properties as of December 31, 1999 by subsidiary follows:

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

C.) Mississippi Central Railroad Co. (MSCI): The MSCI is 51.0 miles of operating railroad running from Oxford, Mississippi to Grand Junction, Tennessee. Approximately 45.5 miles of the track are located in Mississippi. The assets and subsidiary stock are pledged in various financing agreements. The Company considers the track to be in good condition.

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

G.) West Michigan Railroad Co. (WMI): The WMI is approximately 15 miles of operating railroad running from Hartford to Paw Paw, Michigan. The track is considered to be in good condition.

H.) Keokuk Junction Railway Co. (KJRY): The KJRY operates a common carrier railroad line within the City of Keokuk, Iowa, from Keokuk to LaHarpe, Illinois, and a branch line from Hamilton to Warsaw, Illinois, a total of approximately 38 miles. The assets and subsidiary stock are pledged in various financing agreements. The track is considered to be in good condition.

I.) Shawnee Terminal Railway Company (STR): The STR operates 2.5 miles of operating railroad in Cairo, Illinois. The track is considered to be in good condition.

J.) Michigan Southern Railroad Company (MSO): The MSO is comprised of three separate, non-contiguous lines totaling approximately 50 miles. One line is 39 miles long extending from White Pigeon to Coldwater, Michigan, of which approximately 30 miles of track from Sturgis to Quincy, Michigan is owned by the Branch and St. Joseph Counties Rail Users Association (RUA). The RUA leases that track to Michigan Southern Railroad Co., Inc., which has contracted with MSO to operate it. On January 7, 1999, Michigan Southern Railroad Co., Inc. gave notice to the RUA of the exercise of its option to purchase the segment. No closing date has been set. The two other lines are located in northern Indiana: one at Elkhart, which is approximately 10 miles in length, and the other at Kendallville, which is approximately 1 mile in length. All lines are considered to be in good condition. The assets and subsidiary stock are pledged in various financing agreements.

K.) Pioneer Industrial Railway Co. (PRY): The PRY operates a railroad line approximately 8.5 miles long in Peoria County, Illinois. PRY assumed operations from the Peoria & Pekin Union Railway Co. (PPU) when the PPU assigned its lease with the owner, the Peoria, Peoria Heights & Western Railroad (PPHW), effective February 18, 1998, expiring July 2004. PPHW is owned by the City of Peoria, Illinois and the village of Peoria Heights, Illinois. PRY has considerably improved the condition of the track since assuming operation and, overall, the track is now considered to be in good condition.

L.) The Garden City Western Railway Co., Inc. (GCW): The GCW is 40 miles of operating railroad located in southwest Kansas originating in Garden City, Kansas running north 26 miles to Shallow Water, KS and east 14 miles to Wolf, KS. The assets and subsidiary stock are pledged in various financing agreements. The Company considers the track to be in good condition.

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

There were no matters submitted to security holders for vote in the fourth quarter 1999.

PART II

Item 5.  Market for Company's Common Equity and Related Stockholder Matters.

The Company's common stock trades on the Nasdaq SmallCap Market tier of the Nasdaq Stock Market under the symbol "PRRR" and the Chicago Stock Exchange under the trading symbol "PRR". The quarterly high and low sales price of the Company's common stock for the periods below are as follows:

         99-1Q   99-2Q    99-3Q    99-4Q    98-1Q    98-2Q   98-3Q   98-4Q
         -----------------------------------------------------------------

High     $1.75   $1.56    $1.94    $1.88    $1.75    $2.25   $1.81   $1.75
Low      $1.25   $1.25    $1.25    $1.25    $1.25    $1.39   $1.19   $1.00

As of December 31, 1999, the Company had 1,811 common stockholders of record, including brokers who hold stock for others. A cash dividend of $.0225 per common share was paid to shareholders of record as of April 30, 1999. The total dividend was $103,748 and was paid on June 5, 1999.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONNECTION WITH THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS, RELATED NOTES AND OTHER FINANCIAL INFORMATION INCLUDED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-KSB.

Results of Operations
---------------------

This management's discussion and analysis of financial condition and results of operations references the Company's two operating segments. The Company's railroad operations consist of wholly-owned short line railroad subsidiaries that offer similar services and the Company's equipment leasing operations leases railcars, locomotives, and other railroad equipment to affiliated and unaffiliated entities. All other operations are classified as corporate support services for purpose of these discussions. All information provided for each operating segment is presented after elimination of all intersegment transactions, therefore reflecting its share of consolidated results.

The Company's railroad operating segment had revenue earned from a major customer, Roquette America, Inc., of approximately $2,824,000 in 1999 and $2,567,000 in 1998.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998
---------------------------------------------------------------------

The Company's net income in 1999 increased by $787,000 or 185% to $1,212,000 up from $425,000 in 1998. Revenue increased by $343,000 or 2.5% to $13,857,000 from
$13,514,000 in 1998. Operating expense increased in 1999 by $111,000 or 1%, to $11,615,000 from $11,504,000 in 1998. Operating income increased in 1999 by $233,000 or 12% to $2,243,000 from $2,010,000 in 1998. In 1999 the Company realized a pre-tax gain of approximately  $1,481,000 attributable to the sale of
5.5 miles of railroad right-of-way and a loss of approximately $342,000 on the sale of the Minnesota Central Railroad Co.

Operating income was increased in 1999 by the Company's railroad operations. The railroad operations increased operating income by approximately $480,000 in 1999. The equipment leasing operations decreased operating income by approximately $56,000 in 1999, primarily from increased costs associated with relocating railcars with the intention of maximizing future utilization of the cars and also increased depreciation expense associated with additional equipment purchases. Corporate support services decreased operating income by approximately $191,000 in 1999 primarily resulting from increased expenses associated with increased payroll .

Revenue:

Revenue  increased in 1999 by $343,000 or 2.5%, to $13,857,000  from $13,514,000 in the prior year. The railroad operations increased revenue by approximately $228,000 in 1999. Several operating railroad subsidiaries had increases in revenues primarily resulting from increased loadings, and other rail-related services. Some of the more significant increases in revenues include $471,000 from the Keokuk Junction Railway, and $248,000 from the Alabama & Florida Railway. The Garden City Western Railway, which the Company began operating on April 29, 1999, had revenues of $473,000 in 1999. However, as a result of the sale of the stock of the Minnesota Central Railroad on May 6, 1999, the Company had a decrease in revenues of $457,000 in 1999 compared to 1998. Also, as a result of the termination of the Rochelle Railroad Co. lease in 1998, the Company had a decrease in revenues of $440,000 in 1999 compared to 1998. The equipment leasing operations had a $93,000 increase in revenue in 1999 from the increased utilization of its railcars by non-affiliated railroads and also increased revenue from locomotive leases to non-affiliated third parties.

Operating Expense:

Operating expense increased in 1999 by $111,000 or 1%, to $11,615,000 from $11,504,000 in the prior year. The railroad operations decreased operating expense by approximately $253,000 in 1999. As a result of the sale of the stock of the Minnesota Central Railroad on May 6, 1999, the Company had a decrease in operating expense of $637,000 in 1999 compared to 1998. Also, as a result of the termination of the Rochelle Railroad Co. lease in 1998, the Company had a decrease in operating expense of $226,000 in 1999 compared to 1998. The Garden City Western Railway, which the Company began operating on April 29, 1999, had operating expense of $289,000 in 1999. Several other operating railroads, including the KJRY, ALAB, and AF had increased operating expense resulting from increased maintenance of way expense and the FSR had increased transportation expenses primarily related to increased car hire expense. The equipment leasing operations increased operating expense approximately $150,000, primarily from increased costs associated with relocating railcars with the intention of maximizing future utilization of the cars and also increased depreciation expense associated with additional equipment purchases. Corporate support services increased operating expense approximately $212,000, primarily related to increased payroll expenses related to hiring and retaining support personnel.

Maintenance of way and structures expense (MOW) increased $136,000 or 10% to $1,487,000 from $1,351,000 in the prior year. Several railroad operations had modest increases in MOW resulting from increased track maintenance, including the KJRY, ALAB and AF. As a result of the sale of the stock of the Minnesota Central Railroad on May 6, 1999, the Company had a decrease in MOW expense of $60,000 in 1999 compared to 1998. The Garden City Western Railway, which the Company began operating on April 29, 1999, had MOW expense of $70,000 in 1999.

Maintenance of equipment expense (MOE) decreased $70,000 or 4% to $1,551,000 from $1,621,000 in the prior year. The equipment leasing operations decreased MOE expense approximately $32,000 as a result of decreased costs associated with maintaining the Company's railcar fleet. The railroad operations had a decrease in MOE expense of approximately $44,000. As a result of the sale of the stock of the Minnesota Central Railroad on May 6, 1999, the Company had a decrease in MOE expense of $61,000 in 1999 compared to 1998. The Garden City Western Railway, which the Company began operating on April 29, 1999, had MOE expense of $34,000 in 1999. The Michigan Southern Railroad had a decrease in MOE expense of $68,000 in 1999, primarily related to a reduction in equipment lease expense resulting from the purchase of certain leased assets in connection with the January 6, 1999 stock purchase by the Company.

Transportation expense (TRAN) decreased $311,000 or 9% to $3,042,000 from $3,353,000 in the prior year. Most of the decreased TRAN expense was generated by the railroad operations. As a result of the sale of the stock of the Minnesota Central Railroad on May 6, 1999, the Company had a decrease in TRAN expense of 347,000 in 1999 compared to 1998. Also, as a result of the termination of the Rochelle Railroad Co. lease in 1998, the Company had a decrease in TRAN expense of $96,000 in 1999 compared to 1998. The Garden City Western Railway, which the Company began operating on April 29, 1999, had TRAN expense of $34,000 in 1999. The Fort Smith Railroad had an increase in TRAN expense of $102,000 in 1999 compared to the prior year primarily related to increased carhire expense.

General & administration expense (ADMIN) increased $177,000 or 5% to $3,772,000 from $3,595,000, in the prior year. The railroad operations were responsible for a $124,000 decrease in ADMIN expense in 1999. As a result of the sale of the stock of the Minnesota Central Railroad on May 6, 1999, the Company had a decrease in ADMIN expense of $87,000 in 1999 compared to 1998. Also, as a result of the termination of the Rochelle Railroad Co. lease in 1998, the Company had a decrease in ADMIN expense of $106,000 in 1999 compared to 1998. The Garden City Western Railway, which the Company began operating on April 29, 1999, had ADMIN expense of $74,000 in 1999. Corporate support services increased ADMIN expense approximately $174,000, primarily related to increased payroll expenses related to hiring and retaining support personnel. The equipment leasing operations increased ADMIN expense approximately $127,000, primarily from increased costs associated with relocating railcars with the intention of maximizing future utilization of the cars.

Depreciation and amortization expense increased $180,000 or 11%, to $1,763,000 compared to $1,583,000 in the prior year. Approximately $55,000 of the increase is related to the growth of the Company's railcar and locomotive fleet. As a result of the sale of the stock of the Minnesota Central Railroad on May 6, 1999, the Company had a decrease in depreciation and amortization expense of $82,000 in 1999 compared to 1998. Also, as a result of the termination of the Rochelle Railroad Co. lease in 1998, the Company had a decrease in depreciation and amortization expense of $16,000 in 1999 compared to 1998. The Garden City Western Railway, which the Company began operating on April 29, 1999, had depreciation and amortization expense of $76,000 in 1999. The assets acquired with the stock purchase of the Michigan Southern Railroad Co., Inc., on January 6, 1999 increased depreciation and amortization expense $130,000 in 1999.

Other Income and Expense Income Statement Line Item Discussion:

Interest income increased $2,100 to $9,600 from $7,500 in the prior year.

Interest expense increased $118,000 in 1999 to $1,416,000 compared to $1,298,000 in 1998. Interest expense was increased by $281,000 in 1999 as a result of the financing for the MSO and GCW acquisitions. The sale of the Minnesota Central stock resulted in a $36,000 decrease in interest expense. The equipment leasing operations had a decrease of approximately $88,000 in interest expense as a result of 1998 refinancing activities that took advantage of the favorable 1998 interest rate environment. A majority of the remaining decrease in interest expense relates to refinancing activities in 1999.

In 1999, approximately $251,000 of lease income was generated by the Company's railroad operations from the granting of easements and leases for the use of railroad right of way property, compared to $197,000 of lease income in 1998, an increase of $54,000. The Company continues to place a strong emphasis on identifying and collecting revenues from third parties occupying Company property.

Net gain on sale of property and equipment increased $1,435,000 in 1999 to $1,512,000 compared to $77,000 in 1998. In 1999, $1,481,000 of income was attributable to the sale of 5.5 miles of railroad right-of-way and approximately $31,000 of income was attributable to the railroad equipment operations. In 1998, approximately $108,000 of the net gain on fixed asset dispositions was attributable to the railroad equipment operations and the disposition of railcars. In addition, the corporate operations had a loss of approximately
$28,000 in 1998 from the sale of its former corporate headquarters in Chillicothe, Illinois.

On May 6, 1999, Pioneer Railcorp sold all of the stock of the Minnesota Central Railroad Co. to Southern Rail Resources, Inc., an Iowa Corporation. Southern Rail Resources, Inc. is not affiliated with Pioneer Railcorp or any of Pioneer Railcorp's officers, directors, or employees. The Company realized a loss of $342,000 on the sale of the stock and the write-off of net assets associated with the Minnesota Central Railroad.

Other income increased $60,000 in 1999. Other income and expense includes revenues generated from scrap sales, and other miscellaneous non-operating revenues and expenses, primarily generated by the company's railroad operations.

Impact of New Accounting Pronouncements:

The Company is not aware of any recent accounting standard issued, but not yet required to be adopted by the Company, that would have a material effect on its financial position or results of operations.

Year 2000 Compliance:

The Year 2000 compliance issue existed because many computer systems and applications were utilizing two-digit fields to designate a year. It was believed as the century date change occurred, date-sensitive systems would either fail or not operate properly unless the underlying programs were modified or replaced.

To date, the Company does not believe that the Year 2000 Compliance had any effect on its operations or its ability to process transactions. Management is unaware of any impact on financial or operational information processing that is likely to occur in the future attributable to the Year 2000 Compliance issue.

The Company believes all of its significant third party vendors are Year 2000 compliant and to date the Company is not aware of any vendor or unaffiliated entity with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources.

In 1998, the Company initiated a program to ensure that all computer applications would be Year 2000 compliant on a timely basis. The program included engaging an outside consultant to review all of the Company's computer hardware and software, as well as to confirm with significant outside vendors that their products are Year 2000 compliant. Based on this review the Company believes its internal systems are Year 2000 compliant. The Company expended approximately $60,000 on its resolution of the Year 2000 compliance issue.

Liquidity and Capital Resources:

The Company primarily uses cash generated from operations to fund working capital needs and relies on long-term financing for railcars, new operating subsidiaries, and other significant capital expenditures.

The Company has working capital facilities totaling $1,200,000, all of which was available for use at the end of 1999. In addition, the Company believes the market value of its railcar fleet is significantly higher then the amount of debt associated with the railcar fleet. Therefore, the Company believes it could refinance or sell part of its railcar fleet and generate up to $1 million in cash.

In March 1996, the Company negotiated a credit facility with Citizens Bank & Trust located in Chillicothe, MO., to provide a $2.5 million annual revolving acquisition line of credit. This facility was collateralized by the common stock of the Alabama Railroad Co. and the Mississippi Central Railroad Co., as well as the Company's investment in stock of any subsidiaries acquired under the line. The interest rate was adjustable quarterly to 2.5% over New York Prime, limited to a one percent annual increase or decrease, not to exceed 13.5% or be reduced below 10%. Any amounts drawn on the line were to be repaid monthly over a seven year period. On January 1, 1999, the Company borrowed $2.4 million on the line in connection with its purchase of the stock of the Michigan Southern Railroad Co., Inc.

On May 21, 1999, the Company entered into a credit agreement with National City Bank of Michigan/Illinois to refinance the $2.4 million debt that was outstanding on the Citizens Bank & Trust line related to the Michigan Southern Railroad Co., Inc. stock purchase. The National City Bank credit facility is a fixed interest rate of 8.375% amortized over 10 years. The monthly principal and interest payment on this note is $30,830.

On May 21, 1999, the Company entered into interest repricing agreements with National City Bank that reduced the interest rate on the Keokuk Junction Railway Co. note from 9.5% to 8.375% and reduced the interest rate on the Alabama & Florida Railway Co. note from 9.25% to 8.375%. Both rates are fixed and will be repriced in five years to the bank's cost of funds plus 2.25%. The total outstanding principal balance on the Keokuk Junction Railway and the Alabama & Florida Railway notes is approximately $3.76 million.

On June 18, 1999, the Company entered into a credit agreement with National City Bank of Michigan/Illinois to provide a $5 million revolving acquisition line of credit for railroad acquisitions at a variable interest rate of prime plus 1%, renewable every 2 years. Amounts drawn on the line are amortized over a 10 year period. This credit line is secured by all non real estate assets of the Mississippi Central Railroad Co., the Alabama Railroad Co. and any company acquired using proceeds from the credit line. This credit facility replaced the Citizens Bank & Trust credit line. The Company used $1.5 million of this credit facility to finance the purchase of The Garden City Western Railway, Inc. common stock. The monthly principal and interest payment currently required to be repaid is $18,900. As of December 31, 1999, the availability of the line has been further reduced by a separate $810,000 financing agreement with National City Bank used to purchase 11 locomotives. The note was due March 10, 2000 and has been extended pending negotiations to convert the note to long-term fixed rate financing.

Long-term equipment financing has historically been readily available to the Company for its railcar acquisition program. The Company believes it will be able to continue obtaining long-term equipment financing should the need arise. The Company's plans for new debt in the foreseeable future is contingent upon new railroad acquisitions and increased needs and/or opportunities for railcars.

On July 1, 1995, the Company's stock split and warrant issuance became payable to shareholders. The 2 for 1 stock split increased the number of shares issued and outstanding from 2,099,142 to 4,198,284. At the same time shareholders became entitled to purchase an additional 4,198,284 shares through stock warrants issued by the Company as dividends. One warrant was issued for each share of common stock held after the split, entitling the holder to purchase 1 share of common stock for $2.00 per share. The shares purchased through the exercise of the warrants must be held for 1 year from date of purchase. As of December 31, 1999, a total of 67,766 warrants originally issued had been exercised, and the Company realized $135,532 on the issuance of the warrants.

The Company granted 836,000 options to certain employees under its 1994 incentive stock option plan. The options are exercisable at prices equal to the market value of the Company's stock at the date of grant. The exercise price ranges from $3.56 to $4.40 per share. No options were exercised in 1999. Since the plans inception a total of 69,700 options had been exercised and the Company has realized $104,550 on the exercise of the options. On June 15, 1998, the Company, acting upon a resolution approved by its Board of Directors, entered into agreements with employees to repurchase all of the outstanding stock options with exercise prices equal to or less than $1.65. In exchange for forfeiting the options, employees received a one-time adjustment to their base salary equal to $.15 per option share. In total, 441,512 options were forfeited as a result of these agreements. The primary reason this action was taken by the Board of Directors was to lessen the potential dilution to all common shareholders from the exercise of the options based on the trading volume of the Company stock. As of December 31, 1999, a total of 151,759 options are outstanding under this plan.

On June 26, 1996, the Company's shareholders approved a stock option plan permitting the issuance of 407,000 shares of common stock. Options granted under the plan are incentive based except for the options granted to the CEO whose options are non-qualified. The options will be fully vested and will be exercisable as of July 1, 2001. The exercise date can be accelerated if Pioneer Railcorp common shares reach a closing price of $7.25 per share, or higher, for any consecutive 10-day period, as reported in the Wall Street Journal. The options will be exercisable at prices ranging from $2.75 to $3.03, based upon the trading price on the date of the grant, in whole or in part within 10 years from the date of grant. As of December 31, 1999, a total of 215,000 options are outstanding under this plan.

The City of Rochelle, Illinois, terminated the Rochelle Railroad Co.'s lease agreement effective January 19, 1998, however, Rochelle Railroad Co. continued to operate on the trackage until November 13, 1998 pending the outcome of certain legal proceedings. In 1998 the Rochelle Railroad Co. generated $440,000 in revenue and $216,000 of operating income.

Pioneer Railcorp guarantees certain long-term debt obligations of the Minnesota Central Railroad Co. in connection with debt acquired as part of the initial asset purchase by the Minnesota Central Railroad Co. in 1994. Pioneer Railcorp remains as a guarantor on one note and could be required to repay the principal and accrued interest on the note if it is defaulted upon. The principal balance of the note as of December 31, 1999 was approximately $80,000.

In 1999, Pioneer Railcorp's Board of Directors authorized and approved the repurchase of up to one million shares (1,000,0000) of the Company's common stock. In 1999, 19,000 shares were repurchased at a cost of $26,478 and as of March 21, 2000, a total of 74,640 shares had been repurchased at a cost of $107,570. The Company plans to continue buying back its common stock but believes the repurchase will be on a more limited scope then previously anticipated due to capital requirements and the trading volume of the Company's stock.

In January 2000, the Company purchased 22 locomotives for $1,585,000. The purchase of these locomotives was financed with short-term borrowing against the Company's $5 million acquisition line of credit with National City Bank. The
Company  plans to  convert  this debt to  long-term  fixed rate  financing.  The
Company plans to significantly increase its leasing of locomotives to unaffiliated entities.

The Company anticipates that the outcomes involving current legal proceedings will not materially affect the Company's consolidated financial position or results of operation.

The Company believes its cash flow from operations and its available working capital credit lines, will be more than sufficient to meet liquidity needs through at least 2000.

Balance Sheet and Cash Flow Items:

The Company generated net cash from operating activities of $3.5 million in 1999 and $2.5 million in 1998. Net cash from operating activities for 1999 was generated from $1,212,000 of net income, $1,700,000 of depreciation and amortization, $325,000 of deferred income taxes, an increase in income taxes payable of $547,000, an increase in accrued expenses of $351,000, a loss on sale of subsidiary stock of $342,000, $492,000 net cash provided by changes in various other operating assets and liabilities, reduced by a gain on sale of property and equipment of $1,512,000. Net cash from operating activities for 1998 was generated from $425,000 of net income, $1,583,000 of depreciation and amortization, $291,000 of deferred income taxes, an increase in accounts payable of $266,000, $211,000 net cash provided by changes in various other operating assets and liabilities, reduced by an increase in accounts receivable of $276,000.

On January 6, 1999,  the Company's  wholly-owned  subsidiary  Michigan  Southern
Railroad Company (MSO) purchased all of the stock of the Michigan Southern Railroad Co., Inc. for $2.4 million. The transaction was initially funded with long-term fixed rate debt obtained from the Company's $2.5 million revolving acquisition line of credit with Citizens Bank and Trust and subsequently refinanced with a separate note by National City Bank on May 21, 1999. The Company had been operating the line under an operating lease since December of 1996. The Company recorded $3,470,000 of fixed assets relating to the purchase of the stock of the Michigan Southern Railroad Co., Inc., of which $1,643,000 was allocated to track structures, $1,301,000 allocated to land and right of way, $175,000 allocated to buildings, and the remaining $351,000 allocated to transportation equipment, vehicles, and railcars. In addition, as a result of the purchase, the Company recorded goodwill in the amount of $90,000 and a deferred tax liability of $1,160,000.

On April 29, 1999, the Company purchased 100% of the stock of The Garden City Western Railway, Inc.(GCW) from the Garden City Coop, Inc. and immediately began operations. The GCW is located in southwest Kansas and totals 40 miles of operating railroad. The purchase was financed with a 60 day note with an interest rate of Prime plus 1% from National City Bank and was refinanced with the National City Bank revolving acquisition line of credit on June 18, 1999. The Company recorded $2,145,000 of fixed assets relating to the purchase of The Garden City Western Railway Inc. stock, of which $1,280,000 was allocated to track structures, $272,000 allocated to land and right of way, $253,000 allocated to buildings, and the remaining $340,000 allocated to transportation equipment, vehicles, and railcars. In addition, as a result of the purchase, the Company recorded goodwill in the amount of $24,000 and a deferred tax liability of $677,000.

In 1999, excluding assets recorded as a result of railroad acquisitions, the Company purchased approximately $2.3 million of fixed assets and capital improvements which included the purchase of approximately 150 railcars at a total cost of $848,000. The Company capitalized approximately $17,000 of leasehold improvements on the Fort Smith Railroad in connection with some crossing and signal work. Capital expenditures for track totaled $107,000 in 1999. In addition, $1.1 million of transportation equipment was capitalized in 1999 which included the purchase of 14 locomotives for $967,000. Other capital expenditures in 1999 include $172,000 for vehicles and equipment and $104,000 of other miscellaneous capital expenditures including railcar and locomotive betterments. The railcars purchased for $848,000 and 3 locomotives purchased for $157,000 were financed with long-term fixed rate financing. Eleven locomotives purchased for $810,000 were financed with a short-term note with National City Bank and the Company plans to convert this debt to long-term fixed rate financing. The remaining capital expenditures of approximately $485,000 were funded through working capital.

On May 6, 1999, Pioneer Railcorp sold all of the stock of the Minnesota Central Railroad Co. to Southern Rail Resources, Inc., an Iowa Corporation. Southern Rail Resources, Inc. is not affiliated with Pioneer Railcorp or any of Pioneer Railcorp's officers, directors, or employees. At the date of the sale, the Minnesota Central accounted for approximately $1.8 million of assets and $1.3 million of liabilities reported on the consolidated balance sheet of Pioneer Railcorp.

During 1998, the Company was awarded two grants from the Alabama Department of Transportation which were funded with federal disaster funds from the Federal Railroad Administration pursuant to the Federal Fiscal Year 1998 Supplemental Appropriations Act. A grant in the amount of $658,000 to the Alabama & Florida Railway and a grant of $64,000 to the Alabama Railroad were designed to aid the Company with labor and material costs of rehabilitating and repairing track and bridge structures which were damaged by severe weather conditions in March 1998. As of December 31, 1999 the Company had fully expended the $658,000 grant and had recorded receivables of $159,000 and accounts payable to vendors of $130,000 relative to the Alabama & Florida Railway grant and had fully expended the $64,000 grant to the Alabama Railroad.


Item 7.  Financial Statements




             The remainder of this page is intentionally left blank

                        Pioneer Railcorp and Subsidiaries


                          Consolidated Financial Report


                                December 31, 1999

                          Independent Auditor's Report



To the Board of Directors
Pioneer Railcorp
Peoria, Illinois


We have audited the accompanying consolidated balance sheets of Pioneer Railcorp and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pioneer Railcorp and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



/s/ McGladrey & Pullen, LLP


Peoria, Illinois
February 11, 2000

Pioneer Railcorp and Subsidiaries

Consolidated Balance Sheets
December 31, 1999 and 1998

ASSETS
                                                                                      1999           1998
-------------------------------------------------------------------------------------------------------------
Current Assets
   Cash ........................................................................   $ 2,356,844    $   469,476
   Accounts receivable, less allowance for doubtful
      accounts 1999 $186,998; 1998 $156,282 ....................................     3,940,029      2,660,012
   Inventories .................................................................       272,278        331,841
   Prepaid expenses ............................................................        91,377        174,085
   Income tax refund claims ....................................................        94,449         56,933
   Deferred taxes ..............................................................        91,800         70,800
                                                                                   --------------------------
        Total current assets ...................................................     6,846,777      3,763,147

Investments, cash value of life insurance ......................................       131,503        112,348

Property and Equipment, net ....................................................    24,159,995     19,563,368

Intangible Assets, less accumulated amortization
   1999 $239,846; 1998 $250,365 ................................................     1,122,489      1,065,140
                                                                                   --------------------------

                                                                                   $32,260,764    $24,504,003
                                                                                   ==========================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Notes payable ...............................................................   $   810,000    $   307,886
   Current maturities of long-term debt ........................................     2,390,042      1,988,041
   Accounts payable ............................................................     3,983,617      2,732,627
   Accrued expenses ............................................................       670,873        537,018
   Income taxes payable ........................................................       561,697         14,206
                                                                                   --------------------------
        Total current liabilities ..............................................     8,416,229      5,579,778
                                                                                   --------------------------

Long-Term Debt, net of current maturities ......................................    13,121,553     11,211,737
                                                                                   --------------------------

Deferred Taxes .................................................................     4,505,100      2,545,900
                                                                                   --------------------------

Minority Interest in Subsidiaries ..............................................     1,154,000      1,186,000
                                                                                   --------------------------

Commitments and Contingencies (Note 11)

Stockholders' Equity
   Common  stock,  Class A  (voting),  par  value  $.001 per  share,  authorized
      20,000,000 shares, issued 1999 4,611,217 shares; 1998 4,610,597 shares ...         4,611          4,610
   In treasury 1999 19,000 shares; 1998 no shares ..............................           (19)          --
                                                                                   --------------------------
   Outstanding 1999 4,592,217; 1998 4,610,597 ..................................         4,592          4,610
   Additional paid-in capital ..................................................     2,042,042      2,041,000
   Retained earnings ...........................................................     3,017,248      1,934,978
                                                                                   --------------------------
                                                                                     5,063,882      3,980,588
                                                                                   --------------------------

                                                                                   $32,260,764    $24,504,003
                                                                                   ==========================

See Notes to Consolidated Financial Statements.

Pioneer Railcorp and Subsidiaries

Consolidated Statements of Income
Years Ended December 31, 1999 and 1998


                                                         1999           1998
--------------------------------------------------------------------------------

Railway operating revenue .......................... $13,857,384    $13,514,428
                                                     --------------------------

Operating expenses
   Maintenance of way and structures ...............   1,486,960      1,351,140
   Maintenance of equipment ........................   1,550,973      1,621,232
   Transportation ..................................   3,041,661      3,353,439
   General and administrative ......................   3,772,036      3,595,460
   Depreciation ....................................   1,699,593      1,530,354
   Amortization ....................................      63,531         52,641
                                                     --------------------------
                                                      11,614,754     11,504,266
                                                     --------------------------

      Operating income .............................   2,242,630      2,010,162
                                                     --------------------------

Other income (expenses)
   Interest income .................................       9,652          7,536
   Interest expense ................................  (1,416,203)    (1,297,928)
   Lease income ....................................     251,278        197,087
   Gain on sale of property and equipment ..........   1,512,112         77,005
   Loss on sale of subsidiary ......................    (341,872)          --
   Other, net ......................................      34,524        (25,250)
                                                     --------------------------
                                                          49,491     (1,041,550)
                                                     --------------------------
      Income before provision for income taxes
        and minority interest in preferred stock
        dividends of consolidated subsidiaries .....   2,292,121        968,612

Provision for income taxes .........................     959,129        420,977
                                                     --------------------------
      Income before minority interest in preferred
        stock dividends of consolidated subsidiaries   1,332,992        547,635

Minority interest in preferred stock dividends of
   consolidated subsidiaries .......................     120,515        122,870
                                                     --------------------------

      Net income ................................... $ 1,212,477    $   424,765
                                                     ==========================

Basic earnings per common share .................... $       .26    $       .09
                                                     ==========================

Diluted earnings per common share .................. $       .26    $       .09
                                                     ==========================

See Notes to Consolidated Financial Statements.

Pioneer Railcorp and Subsidiaries

Consolidated Statements of Stockholders' Equity
Years Ended December 31, 1999 and 1998


                                        Common Stock
                                      ----------------- Additional
                                      Class A (voting)    Paid-In    Retained
                                      Shares     Amount   Capital    Earnings
--------------------------------------------------------------------------------

Balance at December 31, 1997 .....   4,610,197   $4,610  $2,040,200  $1,602,418

   Common stock issued upon
      exercise of stock warrants .         400       --         800          --

   Dividends on common stock,
      $.0225 per share ...........          --       --          --     (92,205)

   Net income ....................          --       --          --     424,765
                                     ------------------------------------------

Balance at December 31, 1998 .....   4,610,597    4,610   2,041,000   1,934,978

   Common stock issued upon
      exercise of stock warrants .         620        1       1,042          --

   Dividends on common stock,
      $.0225 per share ...........          --       --          --    (103,748)

   Shares acquired in treasury for
      retirement .................     (19,000)     (19)         --     (26,459)

   Net income ....................          --       --          --   1,212,477
                                     ------------------------------------------

Balance at December 31, 1999 .....   4,592,217   $4,592  $2,042,042  $3,017,248
                                     ==========================================

See Notes to Consolidated Financial Statements.

Pioneer Railcorp and Subsidiaries

Consolidated Statements of Cash Flows
Years Ended December 31, 1999  and 1998


                                                                    1999          1998
-----------------------------------------------------------------------------------------
Cash Flows From Operating Activities
   Net income ................................................   $1,212,477    $  424,765
   Adjustments to reconcile net income to net cash provided by operating activities:
      Minority interest in preferred stock dividends of
        consolidated subsidiaries ............................      120,515       122,870
      Depreciation ...........................................    1,699,593     1,530,354
      Amortization ...........................................       63,531        52,641
      (Increase) in cash value life insurance ................      (19,155)      (16,801)
      (Gain) on sale of property and equipment ...............   (1,512,112)      (71,318)
      Loss on sale of stock of subsidiary ....................      341,872          --
      Deferred taxes .........................................      325,360       290,800
      Changes in assets and liabilities:
        (Increase) decrease in assets:
           Accounts receivable ...............................   (1,474,931)     (275,638)
           Income tax refund claims ..........................      (37,516)       17,669
           Inventories .......................................       59,563        19,490
           Prepaid expenses ..................................       93,347        18,867
        Increase (decrease) in liabilities:
           Accounts payable ..................................    1,686,222       266,016
           Accrued expenses ..................................      350,698       131,146
           Income taxes payable ..............................      547,491       (47,543)
                                                                 ------------------------
           Net cash provided by operating activities .........    3,456,955     2,463,318
                                                                 ------------------------

Cash Flows From Investing Activities
   Proceeds from sale of property and equipment ..............    1,584,455       340,303
   Purchase of property and equipment ........................   (2,337,041)   (1,482,722)
   Intangible assets .........................................      (18,818)         (576)
   Acquisition of subsidiaries, net of cash acquired .........   (3,893,896)         --
   Proceeds from sale of subsidiary, net of cash distributed .      (43,773)         --
                                                                 ------------------------
           Net cash (used in) investing activities ...........   (4,709,073)   (1,142,995)
                                                                 ------------------------

Cash Flows From Financing Activities
   Proceeds from short-term borrowings .......................    3,463,323     3,272,648
   Proceeds from long-term borrowings ........................    5,021,590     5,898,636
   Principal payments on short-term borrowings ...............   (2,961,209)   (3,214,796)
   Principal payments on long-term borrowings ................   (2,102,538)   (7,000,488)
   Proceeds from common stock issued upon exercise of
      stock warrants and options .............................        1,042           800
   Common stock dividend payments ............................     (103,748)      (92,205)
   Preferred stock dividend payments to minority interest ....     (120,515)     (122,870)
   Purchase of common stock for the treasury .................      (26,459)         --
   Repurchase of minority interest ...........................      (32,000)         --
                                                                 ------------------------
           Net cash provided by (used in) financing activities    3,139,486    (1,258,275)
                                                                 ------------------------

Pioneer Railcorp and Subsidiaries

Years Ended December 31, 1999 and 1998



                                                                   1999         1998
---------------------------------------------------------------------------------------
           Net increase in cash .............................   $1,887,368   $   62,048

Cash, beginning of year .....................................      469,476      407,428
                                                                -----------------------

Cash, end of year ...........................................   $2,356,844   $  469,476
                                                                =======================

Supplemental Disclosures of Cash Flow Information
   Cash payments for:
      Interest ..............................................   $1,405,846   $1,346,232
                                                                =======================

      Income taxes (net of refunds 1999 $3,403; 1998 $21,783)   $  123,794   $  160,051
                                                                =======================

Supplemental Disclosures of Noncash Investing Information
   Railroad acquisitions:
      Fair value of assets acquired, principally property and
        equipment ...........................................   $5,745,331   $       --
      Less liabilities assumed, principally deferred income
        taxes ...............................................    1,845,331           --
                                                                -----------------------
        Cash paid ...........................................    3,900,000           --
      Less cash acquired ....................................        6,104           --
                                                                -----------------------
           Net cash paid for stock acquisitions .............   $3,893,896   $       --
                                                                =======================

   Sale of stock of railroad subsidiary:
      Assets disposed of including cash .....................   $1,877,449   $       --
      Less cash transferred to buyer ........................       43,774           --
                                                                -----------------------
        Assets disposed of, net of cash .....................    1,833,675           --
      Less liabilities forgiven .............................    1,491,802           --
                                                                -----------------------
        Loss before proceeds from sale of stock .............      341,873           --
      Cash proceeds from sale of stock ......................            1           --
                                                                -----------------------
           Net loss on sale of stock of subsidiary ..........   $  341,872   $       --
                                                                =======================

   Increase in cash value over premiums paid ................   $   19,155   $   16,801
                                                                =======================

   Loss on discontinuation of Rochelle Railroad Co. lease:
      Leasehold improvements disposed of, net ...............   $       --   $  (74,132)
      Liabilities forgiven ..................................           --       51,580
      Proceeds to be received by Company ....................           --       16,865
                                                                -----------------------
           Loss on lease discontinuation ....................   $       --   $   (5,687)
                                                                =======================

   Cancellation of equipment purchase commitment:
      Equipment .............................................   $       --   $  (25,000)
      Accrued expenses ......................................           --       25,000
                                                                -----------------------
                                                                $       - -  $      - -
                                                                =======================

See Notes to Consolidated Financial Statements.

PIONEER RAILCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 1.  Nature of Business and Significant Accounting Policies

Nature of business: Pioneer Railcorp is the parent company of thirteen short-line common carrier railroad operations, an equipment leasing company, a subsidiary which owns an airplane, and two service companies. Pioneer Railcorp and its subsidiaries (the "Company") operate in the following states: Alabama, Arkansas, Kansas, Illinois, Indiana, Iowa, Michigan, Mississippi, and Tennessee.

The Company's subsidiaries include the following:

  West Michigan Railroad Co.            Keokuk Junction Railway Co. and its
  Vandalia Railroad Company               subsidiary, Keokuk Union Depot Company
  Decatur Junction Railway Co.          Michigan Southern Railroad Company and
  Alabama & Florida Railway Co., Inc.     its subsidiary, Michigan Southern
  Mississippi Central Railroad Co.        Railroad Co., Inc.
  Alabama Railroad Co.                  The Garden City Western Railway, Inc.
  Fort Smith Railroad Co.               Shawnee Terminal Railway Company
  Pioneer Railroad Equipment Co., Ltd.  Pioneer Resources, Inc.
  Pioneer Air, Inc.                     Pioneer Industrial Railway Co.
  Pioneer Railroad Services, Inc.       Midwest Terminal Railway Company
                                          (inactive)

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

Cash and cash equivalents: For the purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. There are no cash equivalents as of December 31, 1999 and 1998. Periodically throughout the year, the Company has amounts on deposit with financial institutions that exceed the depository insurance limits. The Company has not experienced any loss as a result of those deposits and does not expect any in the future.

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

Property and equipment: Property and equipment is stated at cost. Depreciation is generally computed on a straight-line basis over the following estimated useful lives:

                                                                        Years
                                                                       --------
   Roadbed                                                                 20
   Transportation equipment                                              10-15
   Railcars                                                              10-25
   Buildings                                                             20-40
   Machinery and equipment                                                5-10
   Office equipment                                                       5-10

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

Capital projects primarily represent transportation equipment or roadbed modification projects which have either been purchased and the Company is in the process of modifying and upgrading prior to placing the assets into service, or roadbed modification projects which are not yet complete. As the assets have not yet been placed into service, the Company does not depreciate these assets.

The Company reviews applicable assets on a quarterly basis to determine potential impairment by comparing carrying value of underlying assets with the anticipated future cash flows and does not believe that impairment exists as of December 31, 1999 and 1998.

Intangible assets: Intangible assets consist principally of goodwill which is being amortized by the straight-line method over a forty-year period. The Company reviews intangible assets quarterly by subsidiary to determine potential impairment by comparing the carrying value of the intangible with the undiscounted anticipated future cash flows of the related property before income taxes and management fees generated by Pioneer Railroad Services, Inc. If future cash flows are less than the carrying value, the Company will determine the fair market value of the property and adjust the carrying value of the intangibles if the fair market value is less than the carrying value. The Company does not believe that impairment exists as of December 31, 1999 and 1998.

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

Government grants: During 1998, the Company was awarded two grants from the Alabama Department of Transportation which are funded with federal disaster funds from the Federal Railroad Administration pursuant to the Federal Fiscal year 1998 Supplemental Appropriations Act. The $657,757 and $64,340 grants are designed to aid the Company with the labor and material costs of rehabilitating and repairing track and bridge structures belonging to the Alabama & Florida Railway Company and the Alabama Railroad Company, respectively, which were damaged by severe weather conditions in March 1998. As of December 31, 1999, the Company had fully expended the $657,757 grant and had recorded receivables of $159,000 and accounts payable to vendors of $130,000. The Company had fully expended the $64,340 grant as of December 31, 1998.

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


Note 2.  Property and Equipment

Property and equipment consist of the following:

                                                            December 31,
                                                   -----------------------------
                                                       1999              1998
                                                   -----------------------------

Land .......................................       $ 2,979,438       $ 1,433,888
Roadbed ....................................         9,135,967         7,806,216
Transportation equipment ...................         2,815,931         2,428,275
Railcars ...................................        11,730,121        10,746,046
Buildings ..................................         1,397,636         1,058,052
Machinery and equipment ....................         1,420,363         1,005,897
Office equipment ...........................           441,110           429,805
Leasehold improvements .....................           210,247           204,886
Capital projects ...........................         1,271,914           447,463
                                                   -----------------------------
                                                    31,402,727        25,560,528
Less accumulated depreciation ..............         7,242,732         5,997,160
                                                   -----------------------------
                                                   $24,159,995       $19,563,368
                                                   =============================


Note 3.  Pledged Assets, Notes Payable, and Long-Term Debt

The Company has a $5 million master credit facility with National City Bank, Peoria, Illinois, to provide a revolving acquisition line of credit. This facility is collateralized by commercial pledges and security agreements of various subsidiaries, certain transportation equipment, and other tangible and intangible assets. The interest rate is adjustable at 1.0% over the bank's prime rate (9.5% at December 31, 1999). Amounts drawn on the master line are characterized as separate notes that must generally be repaid monthly over periods of up to ten years. The Company has two notes outstanding under this line of credit as of December 31, 1999, of $1,453,263 and $810,000, respectively. The $1,453,263 note is classified as long-term and due June 2001, while the $810,000 note payable which is due March 10, 2000, is classified as current.

The Company has a $100,000 line of credit with Citizens Bank and Trust Company, Chillicothe, Missouri, that expires July 2000, bears interest at 9.5%, and is collateralized by transportation equipment. The Company had no outstanding balances under this line of credit as of December 31, 1999 and 1998.

The Company had a $600,000 line of credit with National City Bank, Peoria, Illinois, that expired July 1999, bearing interest at prime, as published in The Wall Street Journal, plus 1%, and was collateralized by accounts receivable and general intangibles of certain subsidiaries. The Company had no outstanding balances under this line of credit as of December 31, 1999 and $225,738 outstanding as of December 31, 1998.

The Company had various unsecured notes payable totaling $82,148 as of December 31, 1998, for the financing of insurance premiums. This note was due in monthly installments of $20,537, including interest at 7.95%, with final installment due May 1999.

Long-term debt at December 31, 1999 and 1998, consists of the following:

                                                                                       1999         1998
                                                                                    -----------------------
Note payable under master line of credit  agreement with National City Bank, due in monthly installments of $18,900 including interest at 1.0% over the bank's prime  rate  (9.5% at  December 31, 1999), final 2001, collateralized by real estate, rail facilities, and other assets of Garden City & Western Railway,
   Inc. .........................................................................  $ 1,453,263   $       --
Note payable, National City Bank, due in monthly installments of
   $30,830 including interest at 8.375%, final installment due May
   2004, collateralized by the assets of the Michigan Southern
   Railroad Company and Michigan Southern Railroad Company, Inc. ................    2,406,715           --
Mortgage payable, National City Bank, due in monthly installments of $3,775 including interest at 8.5%. The interest rate is adjustable every five years and is presently based on the Bank's base rate as of October 31, 1999. Final installment due June 2008, collateralized
   by Pioneer Railcorp's corporate headquarters building ........................      383,958      395,606
Mortgage payable, National City Bank, due in monthly installments of $18,700,  including interest at 8.375% through May 2004 when the rate will be adjusted,  final  installment  due January 2007, collateralized by real estate, rail facilities, and other assets of Alabama & Florida Railway Co.,
   Inc. .........................................................................    1,170,613    1,293,713
Notes payable, Wells Fargo Equipment, due in monthly installments from $3,070 to $24,018, including interest ranging from 7.26% to 9.00%, final installments due June 2004 to May 2006, collateralized
   by railcars ..................................................................    2,146,401    1,380,863
Note payable, Keycorp, due in monthly installments of $22,744, including interest at 8.86%, final installment due December 2004,
   collateralized by railcars ...................................................      916,105    1,098,977
Notes payable, Bank of America, due in monthly installments of
   $23,305, including interest at 8.75%, final installment due December
   2002,  collateralized by railcars ............................................      736,060      940,998
Various notes payable, due in monthly installments from $417 to $573, including interest ranging from 9.50% to 10.25%,  final installments due from
   July 2000 to December 2001, collateralized by vehicles
   and railcars .................................................................       34,889       62,468
Note payable, National City Bank, due in monthly installments of
   $37,235, including interest at 8.375% through May 2004 when the rate will be adjusted, final installment due December 2008, collateralized by Keokuk
   Junction Railway Co. stock and assets ........................................    2,591,359    2,813,177
Notes payable, Center Capital Corporation, due in monthly
   installments from $1,402 to $5,202,  including  interest from 8.90% to 9.75%, final installments due from January 2002 to
   August 2005, collateralized by 70 ton box cars ...............................      547,586      641,325
Note payable, Pullman Bank & Trust Company, due in monthly
   installments of $4,933, including interest at 9.45%, final install-
   ment due December 2004, collateralized by covered hoppers ....................      233,817      268,885
Note payable, Fifth Third Leasing, due in monthly installments of
   $39,286, including interest at 8.29%, final installment due May
   2003, collateralized by locomotives, boxcars, covered hoppers,
   and gondolas .................................................................    1,398,524    1,738,554
Notes payable, United Capital, due in monthly installments of $32,763, and $12,028 including interest at 8.38% and 7.72%, final install-
   ments due May 2002 and May 2004, collateralized by railcars ..................    1,454,383    1,856,393
Noninterest-bearing note payable, State of Mississippi, due in annual installments of $3,792, final installment due February 2009,
   collateralized by track structure ............................................       37,922       45,465
Notes payable, Concord Commercial Group, due in monthly
   installments of $2,239, including interest at 9%, final installment
   due March 1999, collateralized by railcars ...................................         --          6,599
Notes payable, Minnesota Valley Bank, due in monthly installments of $4,700,  including  interest at prime plus 2-2.75%,  final installment due
   December 2001, collateralized by equipment, debt
   eliminated in 1999 as part of sale of subsidiary (see Note 16) ...............         --        128,675
Note payable, U.S. Small Business Administration, due in monthly installments of $7,577, including interest at 4%, final installment due October 2000, collateralized by track, debt eliminated in
   1999 as part of sale of subsidiary (see Note 16) .............................         --        152,235
Note payable, Rail Authority, interest only payments required through
   October 1998, then due in monthly installments of $3,975,  including interest at 7.5%,  final  installment due January 2011,  collateralized  by rail line, debt eliminated in 1999 as part of sale of subsidiary
   (see Note 16) ................................................................         --        375,845
                                                                                   ------------------------
                                                                                    15,511,595   13,199,778
Less current portion ............................................................    2,390,042    1,988,041
                                                                                   ------------------------
                                                                                   $13,121,553  $11,211,737
                                                                                   ========================

Aggregate maturities required on long-term debt as of December 31, 1999, are due in future years as follows:

Years ending December 31:                                               Amount
--------------------------------------------------------------------------------

    2000                                                             $ 2,390,042
    2001                                                               3,798,117
    2002                                                               2,554,459
    2003                                                               1,904,016
    2004                                                               2,786,267
   Thereafter                                                          2,078,694
                                                                     -----------
                                                                     $15,511,595
                                                                     ===========


Note 4.  Income Tax Matters

The Company and all but two of its subsidiaries file a consolidated federal income tax return. Those two subsidiaries file separate federal income tax returns.

The provision for income taxes charged to operations for the years ended December 31, 1999 and 1998, was as follows:


                                             1999       1998
                                           -------------------
Current:
   Federal ..........................      $549,067   $101,335
   State ............................        84,702     28,842
                                           -------------------
                                            633,769    130,177
                                           -------------------
Deferred
   Federal ..........................       296,660    231,100
   State ............................        28,700     59,700
                                           -------------------
                                            325,360    290,800
                                           -------------------

                                           $959,129   $420,977
                                           ===================

The income tax provision differs from the amount of income tax determined by applying the federal income tax rate to pretax income from operations for the years ended December 31, 1999 and 1998, due to the following:

                                                                    1999   1998
                                                                    ------------

Computed "expected" tax expense ..................................  35.0%  35.0%
Increase (decrease) in income taxes resulting from:
   State income taxes, net of federal tax benefit ................   3.3    6.0
   Goodwill amortization .........................................    .7    1.9
   Other .........................................................   2.8     .5
                                                                    ------------
                                                                    41.8%  43.4%
                                                                    ============

Deferred tax assets and liabilities consist of the following components as of December 31, 1999 and 1998:


                                                           1999         1998
                                                      -------------------------
Deferred tax assets:
   AMT credit carryforwards ......................    $   869,800   $   463,400
   NOL carryforwards .............................        391,100     1,070,800
   Deferred compensation .........................         44,600        35,200
   Other .........................................         91,800        70,800
                                                      -------------------------
                                                        1,397,300     1,640,200
Deferred tax liabilities:
   Property and equipment ........................     (5,810,600)   (4,115,300)
                                                      -------------------------
                                                      $(4,413,300)  $(2,475,100)
                                                      =========================

The components giving rise to the deferred tax assets and liabilities described above have been included in the consolidated balance sheets as of December 31, 1999 and 1998, as follows:


                                                      1999             1998
                                                   ----------------------------

Current deferred tax assets ..................     $    91,800      $    70,800
Net noncurrent deferred tax liabilities ......      (4,505,100)      (2,545,900)
                                                   ----------------------------

Net deferred tax liability ...................     $(4,413,300)     $(2,475,100)
                                                   ============================

The Company and its subsidiaries have Alternative Minimum Tax (AMT) credit carryforwards of approximately $870,000 and $463,000 at December 31, 1999 and 1998, respectively. This excess of AMT over regular tax can be carried forward indefinitely to reduce future federal income tax liabilities. Certain subsidiaries of the Company also have net operating loss carryforwards totaling approximately $922,000 at December 31, 1999, which can be used to offset future taxable income of those subsidiaries. Net operating loss carryforwards expire as follows:

   Years ending December 31:                                         Amount
-----------------------------------------------------------------------------
       2011                                                        $  215,000
       2012                                                           522,000
       2018                                                           185,000
                                                                   ----------
                                                                   $  922,000
                                                                   ==========


Note 5.  Retirement Plan

The Company has a defined contribution plan covering substantially all employees. Employees are eligible to participate in the plan upon employment and may elect to contribute, on a tax deferred basis, the lesser of 15% of their salary, or $10,000. Company contributions are discretionary. Company contributions, at the rate of 50% of the first 8% of each employee's contributions, were made to the plan through September 30, 1999, at which time management elected to discontinue making future Company contributions. Expenses under the plan were $38,000 and $43,000 for the years ended December 31, 1999 and 1998, respectively.


Note 6.  Deferred Compensation Agreements

The Company has deferred compensation agreements with two former Keokuk Junction Railway Co. employees. The agreements provide monthly benefits for 15 years beginning with the month immediately following the employees' normal retirement date, as defined in the agreements. If an employee terminates employment with the Company for any reason other than death prior to the employees' normal retirement date, benefits are rendered on a pro rata basis. The Company has recorded the $116,000 and $92,000 present value of the estimated liability under the agreements as of December 31, 1999 and 1998, respectively, using a discount rate of 7%. Deferred compensation expense totaled $24,000 and $14,000 for the years ended December 31, 1999 and 1998, respectively.


Note 7.  Stock Options and Warrants

The Company's accounting for stock options and warrants is in accordance with APB Opinion No. 25 and related interpretations which generally requires that the amount of compensation cost that must be recognized, if any, is the quoted market price of the stock at the measurement date, less the amount the grantee is required to pay to acquire the stock. Alternatively, SFAS 123 employs fair value based measurement and generally results in the recognition of compensation for all awards of stock to employees. SFAS 123 does not require an entity to adopt those provisions, but, rather, permits continued application of APB 25. While the Company has elected not to adopt the recognition and measurement provisions of SFAS 123, it is required to make certain disclosures pursuant to SFAS 123.

On April 12, 1994, the Board of Directors approved a stock option plan (the 1994 plan) under which the Company granted options to key management, other employees, and outside directors for the purchase of 760,000 shares of its common stock. The plan was approved by the Company's stockholders on June 11, 1994. The options became exercisable when the Company's stock reached a $4 trading price for a ten day period in July 1995, as specified in the stock option plan. The exercise price is equal to the trading price on the date of the grants and ranges from $3.56 to $3.92 per share. Since the target price was reached by December 31, 1995, in accordance with the provisions of the plan, additional options for 76,000 shares were granted. The exercise price for these options is equal to or greater than the trading price on the date of the grants and ranges from $4.00 to $4.40 per share. As of December 31, 1999, 151,759 options are outstanding and exercisable under the 1994 plan. The options expire July 5, 2000.

On June 1, 1998, the Board of Directors approved a plan for repurchase of 441,512 of the outstanding options issued to Company employees on April 12, 1994. The employees were paid $.15 for each option repurchased, with the repurchase cost payable to the employees in the form of increased compensation over a one-year period commencing in June, 1998. During 1999, the remaining 20,000 options held by an outside director pursuant to the April 12, 1994, stock plan were forfeited.

On May 28, 1996, the Board of Directors approved a stock option plan (the 1996 plan) under which the Company granted options to key management, other employees, and outside directors for the purchase of 407,000 shares of its common stock. The plan was approved by the Company's stockholders on June 26, 1996. The options become fully vested and exercisable as of July 1, 2001, except that the vesting and exercise date are accelerated to the tenth consecutive business day that the Company's stock trades at a price of at least $7.25. Vested options may be exercised in whole or in part within 10 years from the date of grant. The exercise price for these options ranges from $2.75 to $3.03, based upon the trading price on the date of the grant. As of December 31, 1999, 215,000 options are still outstanding under the 1996 plan.

Other pertinent information related to the plans is as follows:

                                          1999                  1998
                                    -------------------   ------------------
                                              Weighted-            Weighted-
                                               Average              Average
                                              Exercise             Exercise
                                    Shares      Price     Shares     Price
                                    ----------------------------------------
Outstanding at beginning of year    436,759   $   3.13    973,271   $   2.36
Forfeited ......................    (70,000)      2.68    (95,000)      2.65
Repurchased ....................         --         --   (441,512)      1.54
Exercised ......................         --         --         --         --
                                    ----------------------------------------
Outstanding at end of year .....    366,759   $   3.22    436,759   $   3.13
                                    ========================================

Exercisable at end of year .....    151,759               194,759
                                    =======               =======

A further summary about stock options outstanding as of December 31, 1999, is as follows:

                               Options                        Options
                             Outstanding                     Exercisable
                 -------------------------------------  ----------------------
                               Weighted-
                                Average       Weighted               Weighted
    Range of                   Remaining      Average                 Average
    Exercise        Number    Contractual     Exercise    Number     Exercise
     Prices      Outstanding     Life          Price    Exercisable    Price
------------------------------------------------------------------------------
$2.75 - 3.56       305,000        4.73         $3.06       90,000      $3.56
$3.92 - 4.40        61,759         .59          4.01       61,759       4.01
                   -------                                -------
                   366,759                                151,759
                   =======                                =======

Had compensation cost for the stock-based compensation plans been determined based on the grant date fair values of awards (the method described in FASB Statement No. 123) reported net income, and earnings per common share would have been reduced to the proforma amounts shown below:


                                                  1999          1998
                                                -----------------------
Net income:
   As reported ............................     $1,212,477   $  424,765
   Proforma ...............................     $1,150,477   $  344,765

Basic earnings per common share:
   As reported ............................     $      .26   $      .09
   Proforma ...............................     $      .25   $      .08

Diluted earnings per common share:
   As reported ............................     $      .26   $      .09
   Proforma ...............................     $      .25   $      .08

On June 24, 1995, the Company issued 4,198,284 warrants to stockholders of record as a dividend. Each warrant permits stockholders a right to purchase an additional share of stock at a predetermined price of $2 per share. Stock acquired by exercise of each warrant must be held for a one year period of time. The warrants expire July 1, 2015. There are 4,130,420 and 4,131,040 warrants outstanding as of December 31, 1999 and 1998, respectively.


Note 8.  Lease Commitments and Total Rental Expense

The Company has entered into seven lease agreements covering certain of its railroad properties. For railroad properties it leases, the Company ordinarily assumes, upon the commencement date, all operating and financial responsibilities, including maintenance, payment of property taxes, and regulatory compliance. Lease payments on five railroad properties are based on a per car basis, generally ranging from $10 to $15 on all cars over a range of 300 to 1,000 cars per year on each segment. The leases expire between September 2001 and July 2011 and three of these railroads have ten to twenty year renewal options.

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

The total approximate minimum rental commitment as of December 31, 1999, required under noncancelable leases, and excluding executory costs and per car rentals, is due in future years as follows:

   Years Ending December 31:                                           Amount
------------------------------------------------------------------------------
       2000                                                           $ 46,000
       2001                                                             42,000
       2002                                                             42,000
       2003                                                             42,000
       2004                                                             42,000
       Thereafter                                                      233,000
                                                                      --------
                                                                      $447,000
                                                                      ========

The total rental expense under the leases was approximately $154,000 and $347,000 for the years ended December 31, 1999 and 1998, respectively.


Note 9.  Major Customer

Revenue earned from a major railroad segment customer amounted to approximately $2,824,000 and $2,567,000 during the years ended December 31, 1999 and 1998, respectively. Accounts receivable as of December 31, 1999 and 1998, include approximately $529,000 and $381,000, respectively, from this customer.


Note 10.  Minority Interest in Subsidiaries

Three of the Company's subsidiaries have preferred stock outstanding. This stock is accounted for as minority interest in subsidiaries and dividends on the stock are accounted for as a current expense.

Following is a summary of the minority interest in subsidiaries as of December 31, 1999 and 1998:

                                                                                           1999         1998
                                                                                       -----------------------
Preferred stock of Alabama Railroad Co. ............................................
   Par value - $1,000 per share
   Authorized - 700 shares
   Issued and outstanding - 409 and 424 shares (cumulative 12% dividend;
      callable at Company' option at 150% of face value) at December 31, 1999 and
      1998, respectively ...........................................................   $  409,000   $  424,000
Preferred stock of Alabama & Florida Railway Co., Inc.
   Par value - $1,000 per share
   Authorized - 500 shares
   Issued and outstanding - 406 and 421 shares (cumulative 9% dividend; callable at Company's option after June 22, 1995, at 150% of face value) at
      December 31, 1999 and 1998, respectively .....................................      406,000      421,000
Preferred stock of Mississippi Central Railroad Co.
   Par value - $1,000 per share
   Authorized - 1,000 shares
   Issued and  outstanding - 339 and 341 shares (cumulative 10% dividend;
      convertible  at a rate of $10 per  common  share,  callable  at  Company's option after March 1, 1996, at 110% of face value) at December 31, 1999
      and 1998, respectively .......................................................      339,000      341,000
                                                                                       -----------------------
                                                                                       $1,154,000   $1,186,000
                                                                                       =======================

Note 11.  Commitments and Contingencies

Commitments: In December 1999, the Company entered into a two-year extension of an existing executive employment contract with the Company's president. The two-year extension provides for a base salary with an annual inflation adjustment based upon the Consumer Price Index. Should the Company acquire or form additional railroads, the base salary will increase $25,000 for the acquisition of railroads of 125 miles or less, and $50,000 for railroads over 125 miles. Should the president's employment be terminated, the contract requires a lump sum payment equal to three years of his then current salary. Should the president retire, he is entitled to a lump sum payment of one year's salary.

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

As discussed in Note 1, the Company was awarded grants in 1998 for the repair and rehabilitation of weather damaged railroad track and related structures the Company owns in Alabama. The Company's obligations under the two Alabama grants expire five years after the completion of the repairs. In the unlikely event the Company should discontinue using the underlying track prior to the expiration of the aforementioned commitment period, the Company is contingently liable to repay to the Federal Railroad Administration the full value of awarded funds pursuant to the Alabama grants.

The Company is contingently liable as a guarantor on an outstanding loan payable to the U.S. Small Business Administration. The $75,000 loan is the primary responsibility of the Minnesota Central Railroad Co. (Minnesota Central), which the Company sold in 1999; however, the Company had guaranteed the debt prior to the sale of the Minnesota Central.

Note 12.  Earnings Per Share

Following is information about the computation of the earnings per share (EPS) data for the years ended December 31, 1999 and 1998:


                                                For the Year Ended December 31, 1999
                                                -------------------------------------
                                                  Income        Shares      Per Share
                                                (Numerator)  (Denominator)    Amount
                                                -------------------------------------
Basic EPS
Income available to common stockholders ....    $1,212,477     4,610,439    $   .26
                                                                            =======
Effect of Dilutive Securities
Employee stock options .....................          --            --
                                                ------------------------
Diluted EPS
Income available to common stockholders
   plus assumed conversions ................    $1,212,477     4,610,439    $   .26
                                                ===================================



                                                For the Year Ended December 31, 1998
                                                ------------------------------------
                                                 Income        Shares      Per Share
                                                (Numerator)  (Denominator)    Amount
                                                ------------------------------------
Basic EPS
Income available to common stockholders ......   $ 424,765     4,610,434    $   .09
                                                                            =======

Effect of Dilutive Securities
Employee stock options .......................        --           1,132
                                                 -----------------------

Diluted EPS
Income available to common stockholders
   plus assumed conversions ..................   $ 424,765     4,611,566    $   .09
                                                 ==================================

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


Note 13.  Common Stock Repurchase

During the year ended December 31, 1999, the Company's Board of Directors approved a plan to begin repurchasing shares of the Company's common stock from stockholders. As of December 31, 1999, the Company had repurchased 19,000 shares of common stock at an average price of approximately $1.39 per share, for a total of $26,478.

The common stock repurchased is accounted for as treasury stock in the Company's 1999 consolidated balance sheet and statement of stockholders' equity. As such, treasury shares held reduce the number of shares of common stock outstanding as of December 31, 1999, and the value of the treasury stock reduces stockholders' equity. The $26,459 excess of the purchase price of the treasury stock over the par value of the stock was charged to retained earnings.

Note 14.  Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

     The carrying value of cash, cash value of life insurance, notes payable, and variable rate long-term debt approximates fair value.

     The remaining carrying value of fixed rate long-term debt collectively approximates fair value based upon the similarity of interest rates negotiated on debt instruments in 1999 and 1998 as compared to existing interest rates.

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


Note 15.  Segment Information

During 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise." This Statement, applicable only to public companies, establishes standards for reporting information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

Description of products and services from reportable segments: Pioneer Railcorp's two reportable segments consist of railroad operations and equipment leasing operations. All other operations are classified as corporate support services for purposes of this disclosure.

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

                                                               For Year Ended December 31,
                                                               ----------------------------
                                                                   1999            1998
                                                                --------------------------
Segment Assets
   Railroad operations ......................................   $18,394,208    $13,626,948
   Equipment leasing operations .............................    11,558,068     10,055,047
   Corporate support services ...............................     2,308,488        822,008
                                                                --------------------------
        Total consolidated segment assets ...................   $32,260,764    $24,504,003
                                                                ==========================
Expenditures for additions to long-lived assets
   Railroad operations
      Purchases .............................................   $   128,005    $   467,199
      Acquired through purchase of subsidiaries .............     5,614,510             --
   Equipment leasing operations .............................     2,176,434        932,336
   Corporate support services ...............................        32,602         83,187
                                                                --------------------------
        Total expenditures for additions to long-lived assets   $ 7,951,551    $ 1,482,722
                                                                ==========================
Revenues

Revenues from external customers
   Railroad operations ......................................   $11,146,579    $10,918,188
   Equipment leasing operations .............................     2,678,305      2,585,072
   Corporate support services ...............................        32,500         11,168
                                                                --------------------------
        Total revenues from external customers ..............    13,857,384     13,514,428
                                                                --------------------------
Intersegment revenues
   Railroad operations ......................................   $        --    $        --
   Equipment leasing operations .............................       392,700        427,100
   Corporate support services ...............................     5,933,463      5,156,045
                                                                --------------------------
        Total intersegment revenues .........................     6,326,163      5,583,145
                                                                --------------------------

        Total revenue .......................................   $20,183,547    $19,097,573
Reconciling items
   Intersegment revenues ....................................    (6,326,163)    (5,583,145)
                                                                --------------------------
        Total consolidated revenues .........................   $13,857,384    $13,514,428
                                                                ==========================

                                                                  For Year Ended December 31,
                                                                  ---------------------------
                                                                        1999        1998
                                                                    -----------------------

Expenses

Interest expense
   Railroad operations ..........................................   $  120,143   $  190,096
   Equipment leasing operations .................................      659,359      747,577
   Corporate support services ...................................      636,701      360,255
                                                                    -----------------------
        Total consolidated interest expense .....................   $1,416,203   $1,297,928
                                                                    =======================

Depreciation and amortization expense
   Railroad operations ..........................................   $  701,634   $  581,604
   Equipment leasing operations .................................      972,868      918,307
   Corporate support services ...................................       88,622       83,084
                                                                    -----------------------
        Total consolidated depreciation and amortization expense    $1,763,124   $1,582,995
                                                                    =======================

Segment profit
   Railroad operations ..........................................   $4,559,919   $4,079,300
   Equipment leasing operations .................................    1,271,247    1,362,173
   Corporate support services ...................................    2,737,627    2,151,834
                                                                    -----------------------
        Total segment profit ....................................    8,568,793    7,593,307

Reconciling items
   Intersegment revenues ........................................   (6,326,163)  (5,583,145)
   Income taxes .................................................     (959,129)    (420,977)
   Minority interest in preferred stock dividends of subsidiaries     (120,515)    (122,870)
   Other income (expense), net ..................................       49,491   (1,041,550)
                                                                    -----------------------

        Total consolidated net income ...........................   $1,212,477   $  424,765
                                                                    =======================

Note 16.  Purchases and Disposition of Railroad Facilities

Effective January 6, 1999, the Company, through its wholly-owned subsidiary, Michigan Southern Railroad Company, exercised its option to purchase the common stock of Michigan Southern Railroad Co., Inc., which it had previously operated pursuant to a lease, for $2,400,000 cash in a transaction accounted for using the purchase method. Accordingly, the operating results of the acquired company have been included in the consolidated statement of income since the date of acquisition.

The excess of the aggregate purchase price over the fair market value of the net assets acquired of $90,000 is being amortized over 40 years using the straight-line method. The Company financed this acquisition with $2,400,000 of long-term borrowings.

On April 29, 1999, the Company acquired the common stock of the Garden City Western Railway, Inc. for $1,500,000 cash in a transaction accounted for using the purchase method. The operating results of the acquired company have been included in the consolidated statement of income since the date of acquisition.

The excess of the aggregate purchase price over the fair market value of the net assets acquired of $24,077 is being amortized over 40 years using the straight-line method. The Company financed this acquisition with $1,500,000 of long-term borrowings.

Unaudited pro forma consolidated results of operations for the years ended December 31, 1999 and 1998, as though Michigan Southern Railroad Co., Inc. and The Garden City Western Railway, Inc. had been acquired as of January 1, 1998, follows:


                                                     1999                1998
                                                 -------------------------------

Railway operating revenue ..............         $14,042,350         $14,229,399
Net income .............................           1,191,351             513,577
Earnings per common share ..............                 .26                 .11

The above amounts reflect adjustments for amortization of goodwill, additional depreciation on revalued purchased assets, and interest on borrowed funds.

Effective May 6, 1999, the Company entered into an agreement whereby it sold the common stock of the Minnesota Central Railroad Co. for $1. The subsidiary had historically generated net losses, thus management decided to dispose of it in 1999. The Company recognized a loss of $341,872 associated with this sale.


Note 17.  Subsequent Event

In January 2000, the Company purchased 22 locomotives at a cost of $1,585,000. The purchase of these locomotives was financed with borrowings of $1,585,000 against the $5,000,000 master line of credit with National City Bank. The long-term borrowings are collateralized by the locomotives.

Item 8. Changes In and Disagreements With Accountants on Accounting Financial Disclosure

None.

PART III

Item 9.  Directors and Executive Officers of the Registrant

Set forth below are the names and ages of all the directors and executive officers of the Registrant and the positions and offices held by such persons as of December 31, 1999.

     Name (Age)                                       Position
---------------------                       -------------------------------
Guy L. Brenkman (52)                        Director (Chairman) & President
Orvel L. Cox (57)                           Director
Timothy F. Shea (51)                        Director
John S. Fulton (67)                         Director
J. Michael Carr (35)                        Director & Treasurer
Daniel A. LaKemper (42)                     Secretary
Scott Isonhart (33)                         Assistant Secretary

All of the above Directors and Officers were elected at the Annual Meeting of the Stockholders (and the board meeting which followed) on June 15, 1999 to serve until the next annual meeting. There is no family relationship between any officer or director.

Information about Directors and Executive Officers
--------------------------------------------------

Mr. Brenkman, Chairman of the Board of Directors and President of Pioneer Railcorp and its subsidiaries, was the incorporator of the Company and has been a member of the Board of Directors and President of the Company since its formation. Mr. Brenkman's past business experience includes real estate sales and management, securities sales, and seven years of operational railroad industry experience before managing the day to day railroad operations of Pioneer in 1988. Mr. Brenkman, acting as agent of the Issuer conducted the public offering of Pioneer Railcorp, which raised its initial capital, and secondary capital for expansions.

Mr. Cox, Director, also serves as same for each of the Company's subsidiaries and Vice President of Mechanical for same. Mr. Cox has 40 years of active railroading experience with 31 of those years working for Class I railroads. Mr. Cox has been a director and officer of Pioneer Railcorp since its inception and has been involved in all phases of the development and growth of the Company.

Timothy F. Shea, Director, was elected to the board in 1997. Mr Shea owns RE/MAX Property Management in Peoria, Illinois, and has been a real estate property manager with RE/MAX since 1984. Mr. Shea has a BS-Business Management from Bradley University, Peoria, Illinois.

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

Mr. Isonhart, Assistant Secretary, also serves as same for the Company's subsidiaries. Mr. Isonhart has been employed in the finance department of the Company since May 1993 and has a BS-Accounting from Bradley University in Peoria, Illinois.

Item 10.  Executive Compensation

Summary Compensation Table
------------------------------------

                            Annual
                         Compensation     Long Term Compensation
                        ---------------  -------------------------
                                         Restricted
Name &                                     Stock                       Other
Position                Year   Salary      Award      Options/SARs  Compensation
----------              -----  --------  -----------  ------------  ------------
Guy L. Brenkman, CEO    1999   $538,297     ----          ----        $5,000 (a)
                        1998   $486,494     ----          ----        $5,000 (a)
                        1997   $419,695     ----          ----        $4,750 (a)

(a) - Registrant's contribution to the Company's defined contribution plan.

Option/SAR Grants in Last Fiscal Year
----------------------------------------------
None

Aggregated Option/SAR Exercises in Last Fiscal Year
and FY-End Option/SAR Values
----------------------------------------

                                                                         Value of
                                                                        Unexercised
                                                Number of Securities    In-the-Money
                                               Underlying Unexercised   Options/SARs
                                               Options/SARs at FY-End    At FY-End
                   Shares Acquired   Value           Exercisable/       Exercisable/
Name                 On Exercise    Realized        Unexercisable      Unexercisable
------------------------------------------------------------------------------------
Guy Brenkman-CEO         0             0            24,909/80,000          $0/$0

In December 1993, the Company entered into a five-year executive employment contract with the Company's president, which was extended through December 2001 by the Board of Directors. The agreement provides for a base salary with annual inflation adjustments based upon the Consumer Price Index. The original agreement provided for three weeks paid vacation in 1993 to be increased by 1 week each year thereafter. The president at his election can be paid for any unused vacation during the year. Should the Company acquire or form additional railroads, the base salary will increase $25,000 for the acquisition of railroads of 125 miles or less, and $50,000 for railroads over 125 miles. At January 1, 2000, the president's base salary was $464,986. Should the president's employment be terminated, the contract requires a lump sum payment equal to three years of his then current salary. Should the president retire, he is entitled to a lump sum payment of one year's salary.

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
                                                             Date Raise
Subsidiary                             Date Acquired          Effective
                                       -------------      ----------------
Vandalia Railroad Company                 10/07/94             10/07/94
Minnesota Central Railroad Co.            12/12/94             02/01/95
West Michigan Railroad Co.                07/11/95         No Raise Taken
Columbia & Northern Railway               02/21/96         No Raise Taken
Keokuk Junction Railway Co.               03/12/96             04/16/96
Rochelle Railroad Co                      03/25/96             04/16/96
Shawnee Terminal Railway Co.              11/12/96             01/01/98
Michigan Southern Railroad                12/18/96             01/01/97
Pioneer Industrial Railway Co.            02/20/98         No Raise Taken
The Garden City Western Railway Co.       05/01/99             05/01/99

Directors of the Registrant each were compensated $2,000 in 1999.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information, as of March 21, 2000, the beneficial ownership of all directors and officers of the Company as a group. These figures include shares of Common Stock that the executive officers have the right to acquire within 60 days of March 21, 2000 pursuant to the exercise of stock options and warrants.

Title of Class:  Common Stock ($.001 par value)

                                             Beneficial       Percent
        Name Of Beneficial Owner             Ownership       Of Class
        ----------------------------------------------------------------

          Guy L. Brenkman (2)                3,487,299         39.21%
          Orvel L. Cox (3)                     198,549          2.23%
          Daniel A. LaKemper (4)                98,314          1.11%
          John S. Fulton (5)                    23,400           .26%
          J. Michael Carr (6)                   53,050           .60%
          Scott Isonhart (7)                    11,100           .12%
          Tim Shea                               5,000           .06%
                                             ---------         ---------
          Directors and Executive
            Officers as a Group:             3,876,712         43.59%(1)

FOOTNOTES:

(1) Based on 8,893,396 shares of Common Stock and Equivalents outstanding as of March 21, 2000.

(2) Of the total number of shares shown as owned by Mr. Brenkman, 24,909 shares represent the number of shares Mr. Brenkman has the right to acquire within 60 days upon the exercise of options granted under the Company's 1994 Stock Option Plan, and 1,740,800 shares represent the number of shares Mr. Brenkman has the right to acquire within 60 days through the exercise of Warrants. Mr. Brenkman owns all shares in joint tenancy with his wife. In addition, 18,890 shares are held by Mr. Brenkman under the Pioneer Railcorp Retirement Savings Plan and 2,340 shares are held by Mr. Brenkman's wife, in which he disclaims beneficial ownership.

(3) Of the total number of shares shown as owned by Mr. Cox, 30,000 shares represent the number of shares Mr. Cox has the right to acquire within 60 days upon the exercise of options granted under the Company's 1994 Stock Option Plan, and 101,770 shares represent the number of shares Mr. Cox has the right to acquire within 60 days through the exercise of Warrants. In addition, 1,909 shares are held by Mr. Cox under the Pioneer Railcorp Retirement Savings Plan. Mr. Cox's shares are owned in joint tenancy with his wife. Mr. Cox and his wife own one Preferred Share in the Mississippi Central Railroad Co.

(4) Of the total number of shares shown as owned by Mr. LaKemper, 19,850 shares represent the number of shares Mr. LaKemper has the right to acquire within 60 days upon the exercise of options granted under the Company's 1994 Stock Option Plan, and 40,000 shares represent the number of shares Mr. LaKemper has the right to acquire within 60 days through the exercise of Warrants. In addition, 964 shares are held by Mr. LaKemper under the Pioneer Railcorp Retirement Savings Plan. Mr. LaKemper's shares are owned in joint tenancy with his wife.

(5) Of the total number of shares shown as owned by Mr. Fulton, 2,000 shares represent the number of shares Mr. Fulton has the right to acquire within 60 days upon the exercise of options granted under the Company's 1994 Stock Option Plan, and 10,200 shares represent the number of shares Mr. Fulton has the right to acquire within 60 days upon the exercise of Warrants.

(6) Of the total number of shares shown as owned by Mr. Carr, 52,000 shares represent the number of shares Mr. Carr has the right to acquire within 60 days upon the exercise of options granted under the Company's 1994 Stock Option Plan, and 1,000 shares represent the number of shares Mr. Carr has the right to acquire within 60 days through the exercise of Warrants.

(7) Of the total number of shares shown as owned by Mr. Isonhart, 11,000 shares represent the number of shares Mr. Isonhart has the right to acquire within 60 days upon the exercise of options granted under the Company's 1994 Stock Option Plan, and 100 shares represent the number of shares Mr. Isonhart has the right to acquire within 60 days through the exercise of Warrants.

There are no shareholders known by the Registrant to be beneficial owners of more than 5% of its outstanding common stock other than Mr. Brenkman.

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers, and any persons holding more than ten percent of the Company's common stock to report their initial ownership of the Company's common stock and any subsequent changes in that ownership to the Securities and Exchange Commission and to provide copies of such reports to the Company. Based upon the Company's review of the copies of such reports received by the Company and representations of its directors and executive officers, the Company believes that during the years ended December 31, 1999 and 1998 all Section 16(a) filing requirements were satisfied.

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

Exhibit # 10.1 - 1994 Stock Option Plan for Pioneer Railcorp (incorporated by reference to Exhibit #3 of the Company's registration statement on Form S-8 filed January 31, 1996).

Exhibit # 10.2 - Form of incentive stock option under the 1994 Stock Option Plan for Pioneer Railcorp (incorporated by reference to Exhibit #4 of the Company's registration statement on Form S-8 filed January 31, 1996).

Exhibit # 10.3 - Form of option agreement for non-employee Directors under the 1994 Stock Option Plan for Pioneer Railcorp (incorporated by reference to Exhibit #5 of the Company's registration statement on Form S-8 filed January 31,
1996).

Exhibit # 10.4 - Executive Contract (incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 1994, filed March 31, 1995, amended August 31, 1995 and September 20, 1995).

Exhibit # 10.5 - 1996 Stock Option Plan for Pioneer Railcorp (incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 1996, filed March 31, 1997).

Exhibit # 10.6 - Form of incentive stock option under the 1996 Stock Option Plan for Pioneer Railcorp (incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 1996, filed March 31, 1997).

Exhibit # 10.7 - Form of option agreement for non-employee Directors under the 1996 Stock Option Plan for Pioneer Railcorp (incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 1996, filed March 31,
1997).

Exhibit # 21 - Subsidiaries of the registrant.

Exhibit # 27 - Financial Data Schedule.

No reports were filed on Form 8-K during the fourth quarter 1999.

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

Dated: March 24, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:  /s J. Michael Carr
     ------------------------------------
     J. Michael Carr, Treasurer,
     Chief Financial Officer and Director

Dated: March 24, 2000

By:  /s/ Orvel Cox
     ------------------------------------
     Orvel Cox, Director

Dated: March 24, 2000

By:  /s/ John Fulton
     ------------------------------------
     John Fulton, Director

Dated: March 24, 2000