Form 10QSB
period 2000-03-31
PIONEER RAILCORP
filed 2000-05-09
CIK 796374

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            Quarterly Report Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

                      For the quarter ended March 31, 2000

                        Commission File Number 33-6658-C

                                Pioneer Railcorp
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

               Iowa                                               37-1191206
------------------------------------                         -------------------
 (State  or  other  jurisdiction  of                         (IRS Employer ID #)
    incorporation or organization)

     1318 S. Johanson Rd Peoria, IL                                 61607
----------------------------------------                          ----------
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

                                    4,535,377
             ------------------------------------------------------
             (Shares of Common Stock outstanding on March 31, 2000)

PIONEER RAILCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
Quarters Ended March 31, 2000 and 1999

UNAUDITED

                                                           First Quarter
                                                     ---------------------------
                                                         2000           1999
                                                     ---------------------------

Operating revenue ................................   $ 3,605,722    $ 3,441,978
                                                     ---------------------------

Operating expenses
   Maintenance of way ............................       361,135        336,185
   Maintenance of equipment ......................       332,959        370,850
   Transportation expense ........................       826,291        882,831
   Administrative expense ........................       872,262        818,331
   Depreciation  & amortization ..................       468,652        432,160
                                                     ---------------------------
                                                       2,861,299      2,840,357
                                                     ---------------------------

Operating income .................................       744,423        601,621
                                                     ---------------------------

Other income & expense
   Other (income) expense ........................      (153,979)      (145,554)
   Interest expense, equipment ...................       194,324        164,906
   Interest expense, other .......................       183,113        184,122
   Net (gain) loss on sale of fixed assets .......       (85,486)        (1,880)
                                                     ---------------------------
                                                         137,972        201,594
                                                     ---------------------------

Income before income taxes .......................       606,451        400,027

Provision for income taxes .......................       234,800        152,800
                                                     ---------------------------

Income before minority interest in preferred
   stock dividends of consolidated subsidiaries ..   $   371,651    $   247,227

Minority interest in preferred stock dividends of
    consolidated subsidiaries ....................   $    31,308    $    31,308


Net income .......................................   $   340,343    $   215,919
                                                     ===========================

Basic earnings per common share ..................   $      0.08    $      0.05
                                                     ===========================

Diluted earnings per common share ................   $      0.08    $      0.05
                                                     ===========================

PIONEER RAILCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2000 and December 31, 1999

UNAUDITED

                                                            March 31      December 31
                                                              2000           1999
                                                          ----------------------------
ASSETS
Current Assets
   Cash ...............................................   $  1,054,856    $  2,356,844
   Accounts receivable, less allowance
     for doubtful accounts 2000 $162,253; 1999 $186,998      3,897,930       3,940,029
   Inventories ........................................        272,278         272,278
   Prepaid expenses ...................................        108,669          91,377
   Income tax refund claims ...........................         94,449          94,449
   Deferred taxes .....................................         91,800          91,800
                                                          ----------------------------
        Total current assets ..........................      5,519,982       6,846,777
                                                          ----------------------------

Property and Equipment less accumulated
  depreciation 2000 $7,679,010; 1999 $7,242,732 .......     26,260,056      24,159,995
                                                          ----------------------------

Intangible Assets, less accumulated amortization
  2000 $250,350; 1999 $239,846 ........................      1,111,498       1,122,489
                                                          ----------------------------

Investments, cash value of life insurance .............        135,671         131,503
                                                          ----------------------------

Total assets ..........................................   $ 33,027,207    $ 32,260,764
                                                          ============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable ...................................   $  3,025,619    $  3,983,617
   Notes payable ......................................      3,170,000         810,000
   Income taxes payable ...............................        269,047         561,697
   Current maturities of long-term debt ...............      2,422,979       2,390,042
   Accrued liabilities ................................        649,608         670,873
                                                          ----------------------------
        Total current liabilities .....................      9,537,253       8,416,229
                                                          ----------------------------

Long-term debt, net of current maturities .............     12,511,225      13,121,553
Deferred income taxes .................................      4,505,100       4,505,100
                                                          ----------------------------
        Total liabilities & debt ......................     26,553,578      26,042,882
                                                          ----------------------------

Minority interest in subsidiaries .....................      1,138,000       1,154,000

Stockholders' Equity
   Common stock .......................................          4,611           4,611
   In Treasury 2000 75,840 shares; 1999 19,000 shares .            (76)            (19)
                                                          ----------------------------
   Outstanding 2000 4,435,377; 1999 4,592,217 .........          4,535           4,592
   Additional paid-in capital .........................      2,042,042       2,042,042
   Retained earnings ..................................      3,289,052       3,017,248
                                                          ----------------------------
        Total stockholders' equity ....................      5,335,629       5,063,882
                                                          ----------------------------

Total liabilities and equity ..........................   $ 33,027,207    $ 32,260,764
                                                          ============================

PIONEER RAILCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
Quarters Ended March 31, 2000 and 1999

UNAUDITED

                                                                     First Quarter
                                                               --------------------------
                                                                   2000          1999
                                                               --------------------------
Cash Flows From Operating Activities
Net income .................................................   $   340,343    $   215,919
Adjustments to reconcile net income to net cash
    provided by operating activities:
           Minority interest in preferred stock dividends of
           consolidated subsidiaries .......................        31,308         31,308
           Depreciation ....................................       458,148        408,649
           Amortization ....................................        10,504         23,511
           Increase in cash value life insurance ...........        (4,168)        (2,740)
           (Gain) on sale of property & equipment ..........       (84,586)        (1,880)
           Deferred taxes ..................................           -0-            -0-
Change in assets and liabilities, net of effects from
    acquisition of subsidiaries
           (Increase) decrease accounts receivable ....            137,099       (476,289)
           (Increase) decrease inventories ............                -0-         21,400
           (Increase) decrease prepaid expenses .......            (17,292)        61,384
           (Increase) decrease intangible assets ......                754            635
           Increase (decrease) accounts payable ............      (957,998)       402,603
           (Increase) decrease income tax refund claims                -0-         20,751
           Increase (decrease) income tax payable ..........      (292,650)       118,739
           Increase (decrease) accrued liabilities .........       (21,265)       (42,558)
                                                               --------------------------
           Net cash provided (used in) operating activities       (399,803)       781,432
                                                               --------------------------

Cash Flows From Investing Activities
           Proceeds from sale of property & equipment ......           400          5,000
           Purchase of property & equipment, net of property
             and equipment from acquisition of subsidiaries     (2,569,289)    (2,578,225)
                                                               --------------------------
           Net cash (used in) investing activities .........    (2,568,889)    (2,573,225)
                                                               --------------------------

Cash Flows From Financing Activities
           Proceeds from short-term borrowings, net of debt
             assumed in acquisition of subsidiaries ........     3,640,840        507,000
           Proceeds from long-term borrowings, net of debt
             assumed in acquisition of subsidiaries ........           -0-      2,400,000
           Payments on short-term borrowings ...............    (1,280,840)      (568,612)
           Payments on long-term borrowings ................      (577,391)      (493,170)
           Repurchase of minority interest .................       (16,000)        (3,000)
           Purchase of common stock for treasury ...........       (82,605)
           Proceeds from warrants and options exercised ....           -0-            -0-
           Payments to minority interest ...................       (17,300)       (17,300)
                                                               --------------------------
           Net cash provided by financing activities: ......     1,666,704      1,824,918
                                                               --------------------------

Net increase (decrease) in cash ............................    (1,301,988)        33,125

Cash, beginning of period ..................................     2,356,844        469,476
                                                               --------------------------

Cash, end of period ........................................   $ 1,054,856    $   502,601
                                                               ==========================

SEGMENT INFORMATION

Description of products and services from reportable segments:

Pioneer Railcorp has two reportable segments, railroad operations and equipment leasing operations. All other operations are classified as corporate support services for purposes of this disclosure.

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

                                                           First Quarter
                                                      --------------------------
                                                          2000          1999
                                                      --------------------------
Revenues from external customers
   Railroad operations ...........................     2,847,298      2,792,529
   Equipment leasing operations ..................       758,334        649,449
   Corporate support services ....................            90              0
                                                      --------------------------
      Total revenues from external customers .....     3,605,722      3,441,978
                                                      ==========================

Intersegment revenues
   Railroad operations ...........................             0              0
   Equipment leasing operations ..................        95,100        104,100
   Corporate support services ....................     1,511,954      1,277,646
                                                      --------------------------
      Total intersegment revenues ................     1,607,054      1,381,746
                                                      ==========================

Segment profit
   Railroad operations ...........................     1,181,876      1,046,893
   Equipment leasing operations ..................       421,394        355,849
   Corporate support services ....................       748,207        580,625
                                                      --------------------------
      Total segment profit .......................     2,351,477      1,983,367

Reconciling items
    Intersegment revenues ........................    (1,607,054)    (1,381,746)
    Income taxes .................................      (234,800)      (152,800)
    Minority interest ............................       (31,308)       (31,308)
    Other income(expense), net ...................      (137,972)      (201,594)
                                                      --------------------------
       Total consolidated net income .............       340,343        215,919
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

NOTE 2.   SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include Pioneer Railcorp (Pioneer) and its wholly-owned and controlled subsidiaries (collectively, "the Company"). The Company's railroad operations segment consists of wholly-owned short line railroad subsidiaries that offer similar services and includes the following wholly-owned subsidiaries: West Michigan Railroad Co. (WMI), Michigan Southern Railroad Company (MSO), Fort Smith Railroad Co. (FSR), Alabama Railroad Co.
(ALAB), Mississippi Central Railroad Co. (MSCI), Alabama & Florida Railway Co., Inc. (AF), Decatur Junction Railway Co. (DT), Vandalia Railroad Company (VRRC), Minnesota Central Railroad Co. (MCTA) (sold May 6, 1999), Keokuk Junction Railway Co. (KJRY), Shawnee Terminal Railway Company (STR), Pioneer Industrial Railway Co. (PRY), The Garden City Western Railway, Inc. (GCW), and an inactive subsidiary Midwest Terminal Railway Company (formerly Rochelle Railroad Co.)
(RRCO). The Company's equipment leasing segment leases railcars, locomotives, and other railroad equipment to affiliated and unaffiliated entities and includes only the wholly-owned subsidiary Pioneer Railroad Equipment Co., Ltd.
(PREL). All other Company operations are classified as corporate and include the following wholly-owned subsidiaries: Pioneer Resources, Inc. (PRI), Pioneer Air, Inc. (PAR), and Pioneer Railroad Services, Inc. (PRS). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Summary: First Quarter 2000 Compared to First Quarter 1999.

The Company's net income in the first quarter 2000 increased by 58% to $340,000 up $124,000 from $216,000 in the same period last year. Revenue increased by $164,000 or 5% to $3,606,000 from $3,442,000 in the same period last year. Operating expense increased by $21,000 or 1%, to $2,861,000 from $2,840,000 in the same period last year. Operating income increased by $142,000, or 24% to $744,000 from $602,000 in the same period last year.

Operating income was increased in the first quarter 2000 by the Company's railroad operations which increased operating income by approximately $136,000 in the period. The equipment leasing operations increased operating income by approximately $75,000 in the period, primarily from increased revenue generated from locomotive leases and an increase in the utilization of its railcar fleet by non-affiliated railroads. In addition, corporate support services decreased operating income by approximately $69,000 in the period.

Revenue:

Revenue increased in the first quarter 2000 by approximately $164,000, or 5%, to $3,606,000 from $3,442,000 in the same period last year. The railroad operations increased revenue by approximately $55,000 in the period which resulted from an increase in revenues of approximately $347,000 generated by the railroads operated in the first quarter 2000 less a decrease in revenue of approximately $292,000 as a result of the sale of the Minnesota Central Railroad on May 6, 1999. The increase of revenue of $347,000 generated from the railroads operated in the first quarter 2000 resulted from a combination of increased freight revenue, increased revenue for the storage of private railcars from non-affiliated entities, and an increase in revenue of $148,000 generated by The Garden City Western Railway, which the Company began operating on May 1, 1999. The equipment leasing operations had a $108,000 increase in revenue in the period resulting from increased revenue generated from locomotive leases and an increase in the utilization of its railcar fleet by non-affiliated railroads.

Operating Expense:

Operating expense increased in the first quarter 2000 by $21,000 or 1%, to $2,861,000 from $2,840,000 in the prior year. The railroad operations decreased operating expense by approximately $80,000 in the period which resulted from an increase in operating expense of approximately $211,000 from the railroads operated in the first quarter 2000 less a decrease in operating expense of approximately $292,000 as a result of the sale of the Minnesota Central Railroad on May 6, 1999. The increase in operating expenses of $211,000 from the railroads operated in the first quarter 2000 resulted from a variety of factors including increased track maintenance, fuel and other transportation expenses, and $95,000 of operating expenses for The Garden City Western Railway, which the Company began operating on May 1, 1999. The equipment leasing operations increased operating expense approximately $34,000, primarily from an increase in depreciation expense related to the acquisition of railcars and locomotives. Corporate support services increased operating expense approximately $67,000, primarily related to payroll related expenditures.

Maintenance of way and structures expense (MOW) increased $25,000 or 7% to $361,000 from $336,000 in the same period last year. Railroads operated in the first quarter 2000 had an increase of $58,000 in MOW, primarily related to increased track material by the railroad operations and $22,000 of MOW expense for The Garden City Western Railway. In addition, MOW was decreased by $39,000 as a result of the sale of the MCTA.

Maintenance of equipment expense (MOE) decreased $38,000, or 10% to $333,000 from $371,000 in the same period last year. Approximately $10,000 of the decrease related to the equipment leasing operations as a result of decreased costs associated with maintaining the Company's railcar fleet. Railroads operated in the first quarter 2000 had a decrease of $11,000 in MOE. The Garden City Western Railway did not have a significant amount of MOE in the period. In addition, MOE was decreased by $22,000 as a result of the sale of the MCTA.

Transportation expense (TRAN) decreased $57,000, or 6% to $826,000 from $883,000 in the same period last year. Most of the decreased TRAN expense was generated by the railroad operations. Railroads operated in the first quarter 2000 had an increase of $122,000 in TRAN, primarily related to increased fuel and carhire expenses, and also $25,000 of TRAN expense for The Garden City Western Railway. In addition, TRAN was decreased by $186,000 as a result of the sale of the MCTA.

General & administration expense (ADMIN) increased $54,000 in the first quarter 2000 to $872,000 from $818,000 in the prior year. Railroads operated in the first quarter 2000 had an increase of $14,000 in ADMIN expense in the period including $19,000 ADMIN expense for The Garden City Western Railway. In addition, ADMIN was decreased by $13,000 as a result of the sale of the MCTA. Corporate expenses related corporate support expenditures increased ADMIN expense by approximately $52,000 in the period.

Depreciation and amortization expense increased $36,000, or 8%, to $469,000 from $432,000 in the same period last year. Approximately $28,000 of the increase is related to The Garden City & Western Railway. In addition, depreciation and amortization was decreased by $33,000 as a result of the sale of the MCTA. The equipment leasing operations increased depreciation expense approximately $41,000 related to the acquisition of railcars and locomotives.

Other Income and Expense Income Statement Line Item Discussion:

In the first quarter 2000 other income and expense increased $9,000 to $154,000 compared to $145,000 in the same period last year. The increase relates primarily to additional lease income for the use of railroad property. The Company continues to place a strong emphasis on identifying and collecting revenues from third parties occupying Company property. In addition to lease income, other income and expense includes revenues generated from scrap sales, and other miscellaneous non-operating revenues and expenses, primarily generated by the company's railroad operations.

Interest expense related to equipment financing increased $29,000 in the first quarter 2000 to $194,000 compared to $165,000 in the same period last year. A majority of this increase is the result of financing activities associated with additional locomotive purchases made by the Company in the fourth quarter 1999 and first quarter 2000. Other interest expense decreased insignificantly in the first quarter 2000 to $183,000 from $184,000 in the prior year. Other interest expense increases related to the Garden City & Western Railway acquisition and other changes in interest expenses were offset by a reduction of interest expense of approximately $12,000 related to the sale of the MCTA.

Net gain on fixed asset dispositions increased approximately $84,000 in the first quarter 2000 to $85,000 compared to $2,000 in the same period last year. The gain in 2000 primarily relates to the sale of a locomotive.

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

The Company has working capital facilities totaling $1,200,000, of which $325,000 was available for use at the end of the first quarter 2000. In addition, the Company believes the market value of its railcar fleet is significantly higher then the amount of debt associated with the railcar fleet. Therefore, the Company believes it could refinance or sell part of its railcar fleet and generate up to $1 million in cash.

On June 18, 1999, the Company entered into a credit agreement with National City Bank of Michigan/Illinois to provide a $5 million revolving acquisition line of credit for railroad acquisitions at a variable interest rate of prime plus 1%, renewable every 2 years. Amounts drawn on the line are amortized over a 10 year period. This credit line is secured by all non real estate assets of the Mississippi Central Railroad Co., the Alabama Railroad Co. and any company acquired using proceeds from the credit line. This credit facility replaced the Citizens Bank & Trust credit line. The Company used $1.5 million of this credit facility to finance the purchase of The Garden City Western Railway, Inc. common stock. The monthly principal and interest payment currently required to be repaid is $18,900. As of March 31, 2000, the availability of the line has been further reduced by a separate $2.4 million financing agreement with National City Bank used to purchase 33 locomotives. The note is due May 10, 2000 and the Company is in negotiations with the bank to convert the note to long-term fixed rate financing.

Long-term equipment financing has historically been readily available to the Company for its railcar acquisition program. The Company believes it will be able to continue obtaining long-term equipment financing should the need arise. The Company's plans for new debt in the foreseeable future is contingent upon new railroad acquisitions and increased needs and/or opportunities for railcars.

On July 1, 1995, the Company's stock split and warrant issuance became payable to shareholders. The 2 for 1 stock split increased the number of shares issued and outstanding from 2,099,142 to 4,198,284. At the same time shareholders became entitled to purchase an additional 4,198,284 shares through stock warrants issued by the Company as dividends. One warrant was issued for each share of common stock held after the split, entitling the holder to purchase 1 share of common stock for $2.00 per share. The shares purchased through the exercise of the warrants must be held for 1 year from date of purchase. As of March 31, 2000, a total of 67,766 warrants originally issued had been exercised, and the Company realized $135,532 on the issuance of the warrants.

The Company granted 836,000 options to certain employees under its 1994 incentive stock option plan. The options are exercisable at prices equal to the market value of the Company's stock at the date of grant. The exercise price ranges from $3.56 to $4.40 per share. No options were exercised in 1999. Since the plans inception a total of 69,700 options had been exercised and the Company has realized $104,550 on the exercise of the options. As of March 31, 2000, a total of 151,759 options are outstanding under this plan.

On June 26, 1996, the Company's shareholders approved a stock option plan permitting the issuance of 407,000 shares of common stock. Options granted under the plan are incentive based except for the options granted to the CEO whose options are non-qualified. The options will be fully vested and will be exercisable as of July 1, 2001. The exercise date can be accelerated if Pioneer Railcorp common shares reach a closing price of $7.25 per share, or higher, for any consecutive 10-day period, as reported in the Wall Street Journal. The options will be exercisable at prices ranging from $2.75 to $3.03, based upon the trading price on the date of the grant, in whole or in part within 10 years from the date of grant. As of March 31, 2000, a total of 215,000 options are outstanding under this plan.

Pioneer Railcorp guarantees certain long-term debt obligations of the Minnesota Central Railroad Co. in connection with debt acquired as part of the initial asset purchase by the Minnesota Central Railroad Co. in 1994. Pioneer Railcorp remains as a guarantor on one note and could be required to repay the principal and accrued interest on the note if it is defaulted upon. The principal balance of the note as of December 31, 1999 was approximately $75,000.

In 1999, Pioneer Railcorp's Board of Directors authorized and approved the repurchase of up to one million shares (1,000,0000) of the Company's common stock and as of March 31, 2000, a total of 75,840 shares had been repurchased at a cost of $109,083. The Company plans to continue buying back its common stock but believes the repurchase will be on a more limited scope then previously anticipated due to capital requirements and the trading volume of the Company's stock.

The Company anticipates that the outcomes involving current legal proceedings will not materially affect the Company's consolidated financial position or results of operation.

The Company believes its cash flow from operations and its available working capital credit lines, will be more than sufficient to meet liquidity needs through at least the next twelve months.

Balance Sheet and Cash Flow Items:

The Company operating activities in the first quarter 2000 generated a net decrease in cash of $400,000 compared to the same period last year. Net cash from operating activities for the first quarter 2000 was generated from $340,000 of net income, $469,000 of depreciation and amortization, a decrease in accounts payable of $958,000, a decrease in income tax payable of $293,000 and a net cash of $42,000 provided by changes in various other operating assets and liabilities. The majority of the decrease in accounts payable relates to the payment of freight revenues to nonaffiliated railroads as part of the industries "interline settlement system". Under the interline settlement system, the Company's operating railroads primarily bill and collect the complete freight rate which would include the amounts due other railroads who are in the delivery route.

In the first quarter 2000,  the Company  purchased  approximately  $2,569,000 of fixed assets and capital improvements. Capital expenditures included $1.6 million for 22 locomotives. The Company plans to expand it's locomotive leasing operations and update it's current fleet. The locomotives were financed with a short term note with National City Bank and negotiations are in process to convert this note to long term financing. In addition, the company purchased 100 railcars for approximately $826,000. This transaction was paid by cash and the Company is in the process of negotiating to finance the railcars with long term fixed rate financing. Capital expenditures for track and leasehold improvements totaled $57,000 in the first quarter 2000. The remaining fixed assets and capital improvements expenditures of approximately $86,000 relate to equipment and railcar betterments.

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

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters  were  submitted to a vote of security  holders in the first  quarter
2000.

Item 5.   OTHER INFORMATION

On April 6, 2000, Pioneer Railcorp's Board of Directors declared a $.025 per common share dividend payable to shareholders of record as of April 30, 2000, payable by June 10, 2000.

On April 1, 2000, the Company through its wholly-owned subsidiary Indiana Southwestern Railway Co. (ISW) acquired all of the rail facilities owned or leased by the Evansville Terminal Railway Company and began operations immediately. The total purchase price was $619,000 and was funded with the Comapny's acquisiton line of credit. The line begins in Evansville, Indiana and is 23 miles in length. The primary commodities are grain, plastics and rail equipment. The Company projects the ISW will initially generate annual revenues of $300,000 and $50,000 of operating income.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

Exhibit # 11 - Statement re  computation of per share  earnings.
Exhibit # 27 - Financial data schedule.

No reports were filed on Form 8-K during the first quarter 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on it's behalf by the undersigned thereunto duly authorized.





PIONEER RAILCORP
(Registrant)




                                       /s/ Guy L. Brenkman
       5/10/00                         -----------------------------------------
        DATE                           GUY L. BRENKMAN
                                        PRESIDENT & CEO



                                       /s/ J. Michael Carr
      5/10/00                          -----------------------------------------
       DATE                            J. MICHAEL CARR
                                        TREASURER & CHIEF FINANCIAL OFFICER