Form 10QSB
period 2000-06-30
PIONEER RAILCORP
filed 2000-08-09
CIK 796374

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

       Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
                              Exchange Act of 1934

                       For the quarter ended June 30, 2000

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

 Title of each Class                   Name of each exchange on which registered
--------------------------------------------------------------------------------
Common Stock, Class A                        NASDAQ, Chicago Stock Exchange

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. YES [ X ]   NO  [   ]

                                    4,535,377
              -----------------------------------------------------
              (Shares of Common Stock outstanding on June 30, 2000)

PIONEER RAILCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
Quarters Ended June 30, 2000 and 1999

UNAUDITED

                                                             Three Months                  Three Months
                                                            Ended June 30,                Ended June 30,
                                                      --------------------------    --------------------------
                                                          2000          1999            2000           1999
                                                      --------------------------    --------------------------
Operating revenue .................................   $ 3,850,570    $ 3,493,955    $ 7,456,292    $ 6,935,933
                                                      --------------------------    --------------------------

Operating expenses
   Maintenance of way .............................       432,487        383,052        793,621        719,237
   Maintenance of equipment .......................       351,501        387,481        684,460        758,332
   Transportation expense .........................       784,721        730,197      1,611,012      1,613,028
   Administrative expense .........................       960,223        954,244      1,832,484      1,772,456
   Depreciation  & amortization ...................       489,861        453,560        958,513        875,409
                                                      --------------------------    --------------------------
                                                        3,018,793      2,908,534      5,880,090      5,738,462
                                                      --------------------------    --------------------------

Operating income ..................................       831,777        585,421      1,576,202      1,197,471
                                                      --------------------------    --------------------------

Other income & expense
   Other (income) expense .........................       (58,361)       (63,162)      (212,340)      (198,286)
   Loss on sale of subsidiary .....................           -0-        341,872            -0-        341,872
   Interest expense, equipment ....................       207,059        162,403        401,383        327,309
   Interest expense, other ........................       194,619        187,162        377,732        371,285
   Net (gain) loss on sale of fixed assets ........        88,033           (335)         2,547         (2,215)
                                                      --------------------------    --------------------------
                                                          431,350        627,940        569,322        839,965
                                                      --------------------------    --------------------------

Income (loss) before income taxes .................       400,427        (42,519)     1,006,880        357,506

Provision for income taxes ........................       151,200        112,701        386,000        265,501
                                                      --------------------------    --------------------------

Income (loss) before minority interest in preferred
   stock dividends of consolidated subsidiaries ...   $   249,227    ($  155,220)   $   620,880    $    92,005

Minority interest in preferred stock dividends of
    consolidated subsidiaries .....................   $    31,308    $    31,308    $    62,615    $    62,615
                                                      --------------------------    --------------------------


Net income (loss) .................................   $   217,919    ($  186,528)   $   558,265    $    29,390
                                                      ==========================    ==========================

Basic earnings per common share ...................   $      0.05    ($     0.04)   $      0.12    $      0.01
                                                      ==========================    =========================

Diluted earnings per common share .................   $      0.05    ($     0.04)   $      0.12    $      0.01
                                                      ==========================    ==========================

Cash dividends per common share ...................   $    0.0250    $    0.0225    $    0.0250    $    0.0225
                                                      ==========================    ==========================

PIONEER RAILCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
June 30, 2000 and December 31, 1999

UNAUDITED

                                                             June 30,    December 31,
                                                               2000          1999
                                                          ----------------------------
ASSETS
Current Assets
   Cash ...............................................   $  1,090,769    $  2,356,844
   Accounts receivable, less allowance
     for doubtful accounts 2000 $147,460; 1999 $186,998      3,516,545       3,940,029
   Inventories ........................................        272,278         272,278
   Prepaid expenses ...................................        157,030          91,377
   Income tax refund claims ...........................         94,449          94,449
   Deferred taxes .....................................         91,800          91,800
                                                          ----------------------------
        Total current assets ..........................      5,222,871       6,846,777
                                                          ----------------------------

Property and Equipment less accumulated
  depreciation 2000 $8,089,104; 1999 $7,242,732 .......     25,988,168      24,159,995
                                                          ----------------------------

Intangible Assets, less accumulated amortization
  2000 $263,248; 1999 $239,846 ........................      1,098,113       1,122,489
                                                          ----------------------------

Other Assets ..........................................        359,044         131,503
                                                          ----------------------------

Total assets ..........................................   $ 32,668,196    $ 32,260,764
                                                          ============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable ...................................   $  2,322,286    $  3,983,617
   Notes payable ......................................              0         810,000
   Income taxes payable ...............................        190,246         561,697
   Current maturities of long-term debt ...............      2,744,815       2,390,042
   Accrued liabilities ................................        646,481         670,873

                                                          ----------------------------
        Total current liabilities .....................      5,903,828       8,416,229
                                                          ----------------------------

Long-term debt, net of current maturities .............     15,697,036      13,121,553
                                                          ----------------------------

Deferred income taxes .................................      4,505,100       4,505,100
                                                          ----------------------------

Minority interest in subsidiaries .....................      1,138,000       1,154,000
                                                          ----------------------------

Stockholders' Equity
   Common stock .......................................          4,611           4,611
   In Treasury 2000 75,840 shares; 1999 19,000 shares .            (76)            (19)
                                                          ----------------------------
   Outstanding 2000 4,535,377; 1999 4,592,217 .........          4,535           4,592
   Additional paid-in capital .........................      2,042,042       2,042,042
   Retained earnings ..................................      3,377,655       3,017,248

                                                          ----------------------------
        Total stockholders' equity ....................      5,424,232       5,063,882
                                                          ----------------------------

Total liabilities and equity ..........................   $ 32,668,196    $ 32,260,764
                                                          ============================

PIONEER RAILCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
FIRST SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30,1999

UNAUDITED

                                                                      First Six Months
                                                                 --------------------------
                                                                     2000          1999
                                                                 --------------------------
Cash Flows From Operating Activities:
Net income ...................................................   $   558,265    $    29,390
Adjustments to reconcile net income to net cash
  provided by operating activities:
           Minority interest in preferred stock dividends of
             consolidated subsidiaries .......................        62,615         62,615
           Depreciation ......................................       934,105        839,620
           Amortization ......................................        24,527         35,789
           Increase in cash value life insurance .............        (9,148)        (8,258)
           Loss (gain) on sale of property & equipment .......         2,547         (2,215)
           Loss on sale of subsidiary ........................           -0-        341,872
Change in assets and liabilities, net of effects from
  acquisition of subsidiaries:
           (Increase) decrease accounts receivable ...........       423,484       (258,152)
           (Increase) decrease inventories ...................           -0-         32,168
           (Increase) decrease prepaid expenses ..............       (65,654)        59,739
           (Increase) decrease intangible assets .............          (600)        (4,283)
           Increase (decrease) accounts payable ..............    (1,661,331)       126,963
           (Increase) decrease income tax refund claims ......           -0-         23,661
           Increase (decrease) income tax payable ............      (371,451)       210,954
           Increase (decrease) accrued liabilities ...........       (24,392)        99,411
                                                                 --------------------------
           Net cash provided by (used in) operating activities      (127,033)     1,589,274
                                                                 --------------------------

Cash Flows From Investing Activities:
           Proceeds from sale of property & equipment ........       130,257         10,925
           Purchase of property & equipment, net of property
           and equipment from acquisition of subsidiaries ....    (2,894,654)    (1,206,913)
           Business acquisitions, net of cash acquired .......       (55,000)    (3,875,000)
                                                                 --------------------------
           Net cash (used in) investing activities ...........    (2,819,397)    (5,070,988)
                                                                 --------------------------

Cash Flows From Financing Activities:
           Proceeds from short-term borrowings ...............     3,961,719      1,013,472
           Proceeds from long-term borrowings ................     5,504,773      7,273,650
           Issuance from notes receivable ....................      (170,500)
           Payments on short-term borrowings .................    (4,771,719)    (1,321,358)
           Payments on long-term borrowings ..................    (2,574,517)    (3,390,059)
           Payments on notes receivable ......................         7,107
           Repurchase of minority interest ...................       (16,000)       (13,000)
           Purchase of common stock for treasury .............       (82,605)           -0-
           Proceeds from warrants and options exercised ......           -0-             40
           Cash dividends paid ...............................      (115,288)      (103,742)
           Payments to minority interest .....................       (62,615)       (62,615)
                                                                 --------------------------
           Net cash provided by financing activities .........     1,680,355      3,396,388
                                                                 --------------------------

Net increase (decrease) in cash ..............................    (1,266,075)       (85,326)

Cash, beginning of period ....................................     2,356,844        469,476
                                                                 --------------------------

Cash, end of period ..........................................   $ 1,090,769    $   384,150
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

                                                                                                    Second Quarter
                                                                                                ------------------------
                                                                                                  2000           1999
                                                                                                ------------------------
Revenues from external customers
   Railroad operations ......................................................................    3,068,945     2,816,860
   Equipment leasing operations .............................................................      777,864       677,095
   Corporate support services ...............................................................        3,761             0
                                                                                                ------------------------
      Total revenues from external customers ................................................    3,850,570     3,493,955
                                                                                                ========================

Intersegment revenues
   Railroad operations ......................................................................            0             0
   Equipment leasing operations .............................................................       99,600        98,400
   Corporate support services ...............................................................    1,567,796     1,578,853
                                                                                                ------------------------
      Total intersegment revenues ...........................................................    1,667,396     1,677,253
                                                                                                ========================

Segment profit
   Railroad operations ......................................................................    1,338,192     1,189,681
   Equipment leasing operations .............................................................      430,335       337,902
   Corporate support services ...............................................................      730,646       735,091
                                                                                                ------------------------
      Total segment profit ..................................................................    2,499,173     2,262,674

Reconciling items
    Intersegment revenues ...................................................................   (1,667,396)   (1,677,253)
    Income taxes ............................................................................     (151,200)      111,300
    Minority interest .......................................................................      (31,308)      (31,308)
    Other income(expense), net ..............................................................     (431,350)     (851,941)
                                                                                                ------------------------
       Total consolidated net income (loss) .................................................      217,919      (186,528)
                                                                                                ========================



                                                                                                        Six Months
                                                                                                      Ended June 30,
                                                                                                ------------------------
                                                                                                   2000          1999
                                                                                                ------------------------
Revenues from external customers
   Railroad operations ......................................................................    5,916,242     5,609,389
   Equipment leasing operations .............................................................    1,536,199     1,326,544
   Corporate support services ...............................................................        3,851             0
                                                                                                ------------------------
      Total revenues from external customers ................................................    7,456,292     6,935,933
                                                                                                ========================

Intersegment revenues
   Railroad operations ......................................................................            0             0
   Equipment leasing operations .............................................................      194,700       202,500
   Corporate support services ...............................................................    3,079,750     2,856,499
                                                                                                ------------------------
      Total intersegment revenues ...........................................................    3,274,450     3,058,999
                                                                                                ========================

Segment profit
   Railroad operations ......................................................................    2,520,069     2,247,003
   Equipment leasing operations .............................................................      851,730       693,751
   Corporate support services ...............................................................    1,478,853     1,315,716
                                                                                                ------------------------
      Total segment profit ..................................................................    4,850,652     4,256,470

Reconciling items
    Intersegment revenues ...................................................................   (3,274,450)   (3,058,999)
    Income taxes ............................................................................     (386,000)      (41,500)
    Minority interest .......................................................................      (62,615)      (62,615)
    Other income(expense), net ..............................................................     (569,322)   (1,063,966)
                                                                                                ------------------------
       Total consolidated net income ........................................................      558,265        29,390
                                                                                                ========================

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

NOTE 2.   SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include Pioneer Railcorp (Pioneer) and its wholly-owned and controlled subsidiaries (collectively, "the Company"). The Company's railroad operations segment consists of wholly-owned short line railroad subsidiaries that offer similar services and includes the following wholly-owned subsidiaries: West Michigan Railroad Co. (WMI), Michigan Southern Railroad Company (MSO), Fort Smith Railroad Co. (FSR), Alabama Railroad Co.
(ALAB), Mississippi Central Railroad Co. (MSCI), Alabama & Florida Railway Co., Inc. (AF), Decatur Junction Railway Co. (DT), Vandalia Railroad Company (VRRC), Minnesota Central Railroad Co. (MCTA) (sold May 6, 1999), Keokuk Junction Railway Co. (KJRY), Shawnee Terminal Railway Company (STR), Pioneer Industrial Railway Co. (PRY), The Garden City Western Railway, Inc. (GCW), Indiana
Southwestern Railway Co. (ISW), and an inactive subsidiary Midwest Terminal Railway Company (formerly Rochelle Railroad Co.) (RRCO). The Company's equipment leasing segment leases railcars, locomotives, and other railroad equipment to affiliated and unaffiliated entities and includes only the wholly-owned subsidiary Pioneer Railroad Equipment Co., Ltd. (PREL). All other Company operations are classified as corporate and include the following wholly-owned subsidiaries: Pioneer Resources, Inc. (PRI), Pioneer Air, Inc. (PAR), and Pioneer Railroad Services, Inc. (PRS). All significant intercompany balances and transactions have been eliminated in consolidation.

NOTE 3.  CONTINGENCIES

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

NOTE 4.  PURCHASES OF RAILROAD FACILITIES

On April 1, 2000, the Company through its wholly-owned subsidiary Indiana Southwestern Railway Co. (ISW) acquired, in a transaction accounted for by the purchase method of accounting, certain assets including all of the rail facilities owned or leased by the Evansville Terminal Railway Company (EVT). The total purchase price was $564,000 allocated to track assets. There was no goodwill recognized as a result of this transaction.

Unaudited pro forma consolidated results of operations for the six months ended June 30, 2000 and 1999, as though the Indiana Southwestern Railway Co. had been acquired as of January 1, 1999, follows:

                                               2000              1999
                                            ----------------------------

Railway operating revenue                   $7,490,717        $7,039,629
Net income                                     555,748            18,007
Earnings per common share                          .12               .00

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

Pioneer Railcorp, an Iowa corporation, is a railroad holding company. As used in this Form 10-QSB, unless the context requires otherwise, the term "Company" or "PRC" refers to the parent, Pioneer Railcorp and its subsidiaries: West Michigan Railroad Co. (WMI), Michigan Southern Railroad Company (MSO), Fort Smith Railroad Co. (FSR), Alabama Railroad Co. (ALAB), Mississippi Central Railroad Co. (MSCI), Alabama & Florida Railway Co., Inc. (AF), Decatur Junction Railway Co. (DT), Vandalia Railroad Company (VRRC), Minnesota Central Railroad Co.
(MCTA) (sold May 6, 1999), Keokuk Junction Railway Co. (KJRY), Shawnee Terminal Railway Company (STR), Pioneer Industrial Railway Co. (PRY), The Garden City Western Railway, Inc. (GCW), Indiana Southwestern Railway Co. (ISW), Pioneer Resources, Inc. (PRI), Pioneer Railroad Equipment Co., Ltd. (PREL), Pioneer Air, Inc. (PAR), Pioneer Railroad Services, Inc. (PRS) and an inactive subsidiary Midwest Terminal Railway Company (formerly Rochelle Railroad Co.) (RRCO).

Summary: Second Quarter 2000 Compared to Second Quarter 1999.

The Company's net income in the second quarter 2000 was $218,000 an increase of $405,000 from the second quarter 1999 which had a net loss of $187,000. In the second quarter 1999, net income was affected by a one-time charge relating to the sale of the Minnesota Central Railroad Co. stock in the amount of $342,000. Therefore, excluding the MCTA sale transaction, net income for the second quarter 1999 would have been approximately $155,000. Revenue increased by $357,000 or 10% to $3,851,000 from $3,494,000 in the same period last year.
Operating expense increased by $110,000 or 3%, to $3,019,000 from $2,909,000 in the same period last year. Operating income increased by $247,000, or 42% to $832,000 from $585,000 in the same period last year. Operating income was increased in the second quarter 2000 by the Company's railroad operations which increased operating income by approximately $149,000 in the period. The equipment leasing operations increased operating income by approximately $92,000 in the period, primarily from increased revenue generated from locomotive leases and an increase in the utilization of its railcar fleet by non-affiliated railroads. In addition, corporate support services increased operating income by approximately $6,000 in the period.

Revenue:

Revenue increased in the second quarter 2000 by approximately $357,000, or 10%, to $3,851,000 from $3,494,000 in the same period last year. The railroad operations increased revenue by approximately $253,000 in the period which resulted from an increase in revenues of approximately $335,000 generated by the railroads operated in the second quarter 2000 less a decrease in revenue of approximately $82,000 as a result of the sale of the Minnesota Central Railroad on May 6, 1999. The increased revenue of $335,000 generated from the railroads operated in the second quarter 2000 resulted from a combination of increased freight revenue and increased revenue from the storage of private railcars from non-affiliated entities. The increase in revenue includes $71,000 of revenue generated by The Garden City Western Railway, which the Company began operating on May 1, 1999. In addition, the Company began operating the Indiana Southwestern Railway Co. on April 1, 2000 which generated $102,000 of revenue in the second quarter 2000. The equipment leasing operations had a $101,000 increase in revenue in the period resulting from increased revenue generated from locomotive leases.

Operating Expense:

Operating expense increased in the second quarter 2000 by $110,000 or 3%, to $3,019,000 from $2,909,000 in the prior year. The railroad operations increased operating expense by approximately $105,000 in the period which resulted from an increase in operating expense of approximately $202,000 from the railroads operated in the second quarter 2000 less a decrease in operating expense of approximately $97,000 as a result of the sale of the Minnesota Central Railroad on May 6, 1999. The increase in operating expense of $202,000 from the railroads operated in the second quarter 2000 resulted from a variety of factors including increased track maintenance, fuel and other transportation expenses. The increase in operating expense includes $34,000 of operating expense for The Garden City Western Railway, which the Company began operating on May 1, 1999 and $73,000 of operating expense for the Indiana Southwestern which the Company began operating on April 1, 2000. The equipment leasing operations increased operating expense approximately $9,000, primarily from an increase in depreciation expense related to the acquisition of railcars and locomotives of $46,000 offset by a decrease in maintenance and freight expenses of approximately $37,000. Corporate support services decreased operating expense approximately $6,000.

Maintenance of way and structures expense (MOW) increased $49,000 or 13% to $432,000 from $383,000 in the same period last year. Railroads operated in the second quarter 2000 had an increase of $60,000 in MOW, primarily related to increased track material by the railroad operations, $13,000 of MOW expense for The Garden City Western Railway and $5,000 of MOW expense for the Indiana Southwestern Railway. In addition, MOW was decreased by $12,000 as a result of the sale of the MCTA.

Maintenance of equipment expense (MOE) decreased $35,000, or 9% to $352,000 from $387,000 in the same period last year. Approximately $20,000 of the decrease related to the equipment leasing operations as a result of decreased costs associated with maintaining the Company's railcar fleet. Railroads operated in the second quarter 2000 had a decrease of $7,000 in MOE. The Garden City Western Railway and the Indiana Southwestern Railway did not have a significant amount of MOE in the period. In addition, MOE was decreased by $5,000 as a result of the sale of the MCTA.

Transportation expense (TRAN) increased $55,000, or 8% to $785,000 from $730,000 in the same period last year. Most of the increased TRAN expense was generated by the railroad operations. Railroads operated in the second quarter 2000 had an increase of $129,000 in TRAN, primarily related to increased fuel and carhire expenses, $11,000 of TRAN expense for The Garden City Western Railway and $30,000 of TRAN expense for the Indiana Southwestern Railway. In addition, TRAN was decreased by $59,000 as a result of the sale of the MCTA.

General & administration expense (ADMIN) increased $6,000 in the second quarter 2000 to $960,000 from $954,000 in the prior year. Railroads operated in the second quarter 2000 had an increase of $17,000 in ADMIN expense in the period including $21,000 ADMIN expense for the Indiana Southwestern Railway. In addition, ADMIN was decreased by $9,000 as a result of the sale of the MCTA. The equipment leasing operations decreased ADMIN approximately $25,000 as a result of reduced expenses related to repositioning the Company's railcar fleet. Corporate expenses related to corporate support expenditures increased ADMIN expense by approximately $23,000 in the period.

Depreciation and amortization expense increased $36,000, or 8%, to $490,000 from $454,000 in the same period last year. Approximately $11,000 of the increase is related to The Garden City & Western Railway and $7,000 of the increase is related to the Indiana Southwestern Railway. In addition, depreciation and amortization was decreased by $11,000 as a result of the sale of the MCTA. The equipment leasing operations increased depreciation expense approximately $46,000 related to the acquisition of railcars and locomotives.

Other Income and Expense Income Statement Line Item Discussion:

In the second quarter 2000 other income and expense decreased $5,000 to $58,000 compared to $63,000 in the same period last year. Other income and expense relates primarily to lease income for the use of railroad property. The Company continues to place a strong emphasis on identifying and collecting revenues from third parties occupying Company property. In addition to lease income, other income and expense includes revenues generated from scrap sales, and other miscellaneous non-operating revenues and expenses, primarily generated by the company's railroad operations.

Interest expense related to equipment financing increased $45,000 in the second quarter 2000 to $207,000 compared to $162,000 in the same period last year. A majority of this increase is the result of financing activities associated with additional locomotive purchases made by the Company in the fourth quarter 1999 and first quarter 2000. Other interest expense increased $8,000 in the second quarter 2000 to $195,000 from $187,000 in the prior year. Other interest expense increases relate to the Garden City & Western Railway acquisition and the Indiana Southwestern Railway acquisition.

In the second quarter 2000 the Company had a net loss on fixed asset dispositions of approximately $88,000 compared to an insignificant net gain in the same period last year. The net loss in the second quarter 2000 primarily relates to the disposition of railcars.

Summary: First Six Months 2000 Compared to First Six Months 1999.

The Company's net income in the first six months 2000 was $558,000 an increase of $529,000 from the first six months 1999 which had net income of $29,000. In the first six months 1999, net income was affected by a one-time charge relating to the sale of the Minnesota Central Railroad Co. stock in the amount of $342,000. Therefore, excluding the MCTA sale transaction, net income for the first six months 1999 would have been approximately $371,000. Revenue increased by $520,000 or 7.5% to $7,456,000 from $6,936,000 in the same period last year. Operating expense increased by $142,000 or 2%, to $5,880,000 from $5,738,000 in the same period last year. Operating income increased by $379,000, or 32% to $1,576,000 from $1,197,000 in the same period last year.

Operating income was increased in the first six months 2000 by the Company's railroad operations which increased operating income by approximately $273,000 in the period. The equipment leasing operations increased operating income by approximately $167,000 in the period, primarily from increased revenue generated from locomotive leases and an increase in the utilization of its railcar fleet by non-affiliated railroads. In addition, corporate support services decreased operating income by approximately $61,000 in the period.

Revenue:

Revenue increased in the first six months 2000 by approximately $520,000, or 7.5%, to $7,456,000 from $6,936,000 in the same period last year. The railroad operations increased revenue by approximately $308,000 in the period which resulted from an increase in revenues of approximately $681,000 generated by the railroads operated in the first six months 2000 less a decrease in revenue of approximately $374,000 as a result of the sale of the Minnesota Central Railroad on May 6, 1999. The increase of revenue of $681,000 generated from the railroads operated in the first six months 2000 resulted from a combination of increased freight revenue and increased revenue from the storage of private railcars from non-affiliated entities. The increase in revenue includes $219,000 of increased revenue generated by The Garden City Western Railway, which the Company began operating on May 1, 1999. In addition, the Company began operating the Indiana Southwestern Railway Co. on April 1, 2000 which generated $102,000 of revenue in the first six months 2000. The equipment leasing operations had a $234,000 increase in revenue in the period resulting primarily from increased revenue generated from locomotive leases.

Operating Expense:

Operating expense increased in the first six months 2000 by $142,000 or 2%, to $5,880,000 from $5,738,000 in the prior year. The railroad operations increased operating expense by approximately $35,000 in the period which resulted from an increase in operating expense of approximately $426,000 from the railroads operated in the first six months 2000 less a decrease in operating expense of approximately $391,000 as a result of the sale of the Minnesota Central Railroad on May 6, 1999. The increase in operating expense of $426,000 from the railroads operated in the first six months 2000 resulted from a variety of factors including increased track maintenance, fuel and other transportation expenses. The increase in operating expense includes $129,000 of operating expense for The Garden City Western Railway, which the Company began operating on May 1, 1999 and $73,000 of operating expense for the Indiana Southwestern which the Company began operating on April 1, 2000. The equipment leasing operations increased operating expense approximately $43,000, primarily from an increase in depreciation expense related to the acquisition of railcars and locomotives of $87,000 offset by a decrease in maintenance and freight expenses of approximately $44,000. Corporate support services increased operating expense approximately $64,000, primarily related to payroll related expenditures.

Maintenance of way and structures expense (MOW) increased $75,000 or 10% to $794,000 from $719,000 in the same period last year. Railroads operated in the first six months 2000 had an increase of $119,000 in MOW, primarily related to increased track material by the railroad operations, $35,000 of MOW expense for The Garden City Western Railway and $5,000 of MOW expense for the Indiana Southwestern Railway. In addition, MOW was decreased by $51,000 as a result of the sale of the MCTA.

Maintenance of equipment expense (MOE) decreased $74,000, or 10% to $684,000 from $758,000 in the same period last year. Approximately $30,000 of the decrease related to the equipment leasing operations as a result of decreased costs associated with maintaining the Company's railcar fleet. Railroads operated in the first six months 2000 had a decrease of $18,000 in MOE. The Garden City Western Railway and the Indiana Southwestern Railway did not have a significant amount of MOE in the period. In addition, MOE was decreased by $27,000 as a result of the sale of the MCTA.

Transportation expense (TRAN) decreased slightly, approximately $2,000, to $1,611,000 from $1,613,000 in the same period last year. Railroads operated in the first six months 2000 had an increase of $251,000 in TRAN, primarily related to increased fuel and carhire expenses, $36,000 of TRAN expense for The Garden City Western Railway and $30,000 of TRAN expense for the Indiana Southwestern Railway. In addition, TRAN was decreased by $244,000 as a result of the sale of the MCTA.

General & administration expense (ADMIN) increased $60,000 in the first six months 2000 to $1,832,000 from $1,772,000 in the prior year. Railroads operated in the first six months 2000 had an increase of $34,000 in ADMIN expense in the period including a $20,000 ADMIN expense for The Garden City Western Railway and a $21,000 ADMIN expense for the Indiana Southwestern Railway. In addition, ADMIN was decreased by $25,000 as a result of the sale of the MCTA. The equipment leasing operations decreased ADMIN approximately $26,000 as a result of reduced expenses related to repositioning the Company's railcar fleet. Corporate expenses related to corporate support expenditures increased ADMIN expense by approximately $75,000 in the period.

Depreciation and amortization expense increased $84,000, or 10%, to $959,000 from $875,000 in the same period last year. Approximately $39,000 of the increase is related to The Garden City & Western Railway and $7,000 of the
increase is related to the Indiana Southwestern Railway. In addition, depreciation and amortization was decreased by $44,000 as a result of the sale of the MCTA. The equipment leasing operations increased depreciation expense approximately $87,000 related to the acquisition of railcars and locomotives.

Other Income and Expense Income Statement Line Item Discussion:

In the first six months 2000 other income and expense increased $14,000 to $212,000 compared to $198,000 in the same period last year. Other income and expense relates primarily to lease income for the use of railroad property. The Company continues to place a strong emphasis on identifying and collecting revenues from third parties occupying Company property. In addition to lease income, other income and expense includes revenues generated from scrap sales, and other miscellaneous non-operating revenues and expenses, primarily generated by the company's railroad operations.

Interest expense related to equipment financing increased $74,000 in the first six months 2000 to $401,000 compared to $327,000 in the same period last year. A majority of this increase is the result of financing activities associated with additional locomotive purchases made by the Company in the fourth quarter 1999 and first six months 2000. Other interest expense increased $7,000 in the first six months 2000 to $378,000 from $371,000 in the prior year. Other interest expense increases relate to the Garden City & Western Railway acquisition and the Indiana Southwestern Railway acquisition and was decreased by $15,000 as a result of the sale of the MCTA.

In the first six months 2000 the Company had a net loss on fixed asset dispositions of approximately $3,000 compared to a net gain of $2,000 in the same period last year. The net loss in the first six months 2000 primarily relates to the disposition of railcars at a loss of $90,000 and the sale of a locomotive at a gain of $87,000.

Impact of New Accounting Pronouncements:

The Company is not aware of any recent accounting standard issued, but not yet required to be adopted by the Company, that would have a material effect on its financial position or results of operations.

Liquidity and Capital Resources:

The Company primarily uses cash generated from operations to fund working capital needs and relies on long-term financing for railcars, new operating subsidiaries, and other significant capital expenditures. The Company has working capital facilities totaling $1,200,000, all of which was available for use at the end of the second quarter 2000. In addition, the Company believes the market value of its railcar fleet is significantly higher then the amount of debt associated with the railcar fleet. Therefore, the Company believes it could refinance or sell part of its railcar fleet and generate up to $1 million in cash.

On June 23, 2000, the Company entered into a credit agreement with National City Bank of Michigan/Illinois to provide a $5 million revolving acquisition line of credit for railroad acquisitions at a variable interest rate of prime plus 1%, maturing June 10, 2002. Amounts drawn on the line are amortized over a 10 year period. This credit line is secured by all non real estate assets of the Mississippi Central Railroad Co., the Alabama Railroad Co., and any company acquired using proceeds from the credit line. In the second quarter 2000 $614,000 was borrowed on the line in connection with the asset purchase by the Indiana Southwestern Railway Co. The monthly principal and interest payment currently required to be repaid is $8,300.

On June 23, 2000, the Company entered into a credit agreement with National City Bank of Michigan/Illinois to refinance the remaining balance related to the acquisition of The Garden City Western Railway in the amount of $1,425,000, previously financed by the Company's's acquisition line of credit. The note has a variable interest rate of LIBOR plus 2.25% and matures July 1, 2005. The interest rate of the note at June 30, 2000 was 8.9%. The monthly principal and interest payment currently required to be repaid is $18,000.

Long-term equipment financing has historically been readily available to the Company for its railcar acquisition program. The Company believes it will be able to continue obtaining long-term equipment financing should the need arise. The Company's plans for new debt in the foreseeable future is contingent upon new railroad acquisitions and increased needs and/or opportunities for railcars.

On July 1, 1995, the Company's stock split and warrant issuance became payable to shareholders. The 2 for 1 stock split increased the number of shares issued and outstanding from 2,099,142 to 4,198,284. At the same time shareholders became entitled to purchase an additional 4,198,284 shares through stock warrants issued by the Company as dividends. One warrant was issued for each share of common stock held after the split, entitling the holder to purchase 1 share of common stock for $2.00 per share. The shares purchased through the exercise of the warrants must be held for 1 year from date of purchase. As of June 30, 2000, a total of 67,766 warrants originally issued had been exercised, and the Company realized $135,532 on the issuance of the warrants.

The Company granted 836,000 options to certain employees under its 1994 incentive stock option plan. As of June 30, 2000, the remaining 151,759 unexercised options under this plan have expired and no further options can be exercised under this plan.

On June 26, 1996, the Company's shareholders approved a stock option plan permitting the issuance of 407,000 shares of common stock. Options granted under the plan are incentive based except for the options granted to the CEO whose options are non-qualified. The options will be fully vested and will be exercisable as of July 1, 2001. The exercise date can be accelerated if Pioneer Railcorp common shares reach a closing price of $7.25 per share, or higher, for any consecutive 10-day period, as reported in the Wall Street Journal. The options will be exercisable at prices ranging from $2.75 to $3.03, based upon the trading price on the date of the grant, in whole or in part within 10 years from the date of grant. As of June 30, 2000, a total of 215,000 options are outstanding under this plan.

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

In 1999, Pioneer Railcorp's Board of Directors authorized and approved the repurchase of up to one million shares (1,000,0000) of the Company's common stock and as of June 30, 2000, a total of 75,840 shares had been repurchased at a cost of $109,083. The Company plans to continue buying back its common stock but believes the repurchase will be on a more limited scope then previously anticipated due to capital requirements and the trading volume of the Company's stock.

The Company anticipates that the outcomes involving current legal proceedings will not materially affect the Company's consolidated financial position or results of operation.

The Company believes its cash flow from operations and its available working capital credit lines, will be more than sufficient to meet liquidity needs through at least the next twelve months.

Balance Sheet and Cash Flow Items:

The Company operating activities in the first six months 2000 resulted in a net use of cash of $345,000. Net cash used in operating activities for the first six months 2000 resulted from $558,000 of net income, $959,000 of depreciation and amortization, a decrease in accounts payable of $1,661,000, a decrease of accounts receivable of $423,000 a decrease in income tax payable of $371,000 and a decrease in net cash of $253,000 by changes in various other operating assets and liabilities.

In the first six months 2000, the Company purchased approximately $2,900,000 of fixed assets and capital improvements. Capital expenditures included $1.6 million for 22 locomotives. The Company plans to expand it's locomotive leasing operations and update it's current fleet. The locomotives were initially financed with a short term note with National City Bank and converted to a long term note on June 23, 2000. In addition, the Company purchased 100 railcars for approximately $826,000. This transaction was initially paid by cash and refinanced with a long term note on May 31, 2000. Capital expenditures for track and leasehold improvements totaled $105,000 in the first six months 2000. Fixed asset expenditures of approximately $125,000 relate to equipment purchases and railcar betterments. In addition, the Company recorded $584,000 of track assets purchased by the Indiana Southwestern Railway Co. as discussed further in "Part 2, Item 5 other information"of this report.

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

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Shareholders was held on June 20, 2000 at the Company's headquarters in Peoria, Illinois. All five seats on the Board of Directors were up for election at this meeting. Directors Guy L. Brenkman, J. Michael Carr, Orvel L. Cox, Timothy F. Shea, and John S. Fulton were re-elected for a one year term.

In addition to the election of the Board of Directors, shareholders ratified the appointment of McGladrey & Pullen, LLP, Certified Public Accountants, as the Company's independent public accountants for the coming year.

The vote totals for the matters voted upon at the Annual Meeting were as follows:

                                                                         Votes
    Proposal                                 Votes For  Votes Against  Abstained
--------------------------------------------------------------------------------

Nomination of Guy L. Brenkman
to the Board of Directors                    3,555,676     204,760       40,666

Nomination of Orvel L. Cox
to the Board of Directors                    3,559,236     122,670       40,666

Nomination of Timothy F.Shea
to the Board of Directors                    3,512,036     225,850       40,666

Nomination of John S. Fulton
to the Board of Directors                    3,556,236     183,150       40,666

Nomination of J. Michael Carr
to the Board of Directors                    3,515,236     167,070       40,666

Ratification of McGladrey & Pullen, LLP
as Independent Auditor                       3,575,222     139,400        7,050

Item 5.   OTHER INFORMATION

On April 1, 2000, the Company through its wholly-owned subsidiary Indiana Southwestern Railway Co. (ISW) acquired, in a transaction accounted for by the purchase method of accounting, certain assets including all of the rail facilities owned or leased by the Evansville Terminal Railway Company (EVT) and began operations immediately. The total purchase price was $564,000 for track assets and $55,000 for approximately 15 % of EVT common and preferred stock and was funded with the Company's acquisition line of credit. Included in the amount funded by the line of credit is $320,000 to pay off the debt of 4 locomotives that were traded as part of the purchase agreement, and $238,000 to purchase promissory notes and mortgages related to the assets purchased. The line begins in Evansville, Indiana and is 23 miles in length. The primary commodities are grain, plastics and rail equipment. The Company projects the ISW will initially generate annual revenues of $300,000 and $50,000 of operating income.

On April 6, 2000, Pioneer Railcorp's Board of Directors declared a $.025 per common share dividend payable to shareholders of record as of April 30, 2000, and was paid May 24, 2000. The total dividend paid out was $115,000.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

Exhibit # 11 - Statement re computation of per share earnings.

Exhibit # 20.1 Notice of Annual Meeting and Proxy Statement used to solicit votes for the Annual Meeting of Shareholders, held June 20, 2000.

Exhibit # 20.2 Form of Ballot used at the Annual Meeting on June 20, 2000.

Exhibit # 20.3 Annual Report for 1999 sent to shareholders with the Notice of Annual Meeting and Proxy Statement. Exhibit # 27 - Financial data schedule.

No reports were filed on Form 8-K during the first six months 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on it's behalf by the undersigned thereunto duly authorized.

PIONEER RAILCORP
(Registrant)


       8/04/00                               /s/ Guy L. Brenkman
       -------                               -----------------------------------
        DATE                                 GUY L. BRENKMAN
                                             PRESIDENT & CEO




      8/04/00                                /s/ J. Michael Carr
      -------                                -----------------------------------
       DATE                                  J. MICHAEL CARR
                                             TREASURER & CHIEF FINANCIAL OFFICER