Form 10QSB
period 2000-09-30
PIONEER RAILCORP
filed 2000-11-09
CIK 796374

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                    For the quarter ended September 30, 2000

                        Commission File Number 33-6658-C

                                Pioneer Railcorp
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

              Iowa                                                37-11912
-------------------------------                              -------------------
(State or other jurisdiction of                              (IRS Employer ID #)
 incorporation or organization)

     1318 S. Johanson Rd Peoria, IL                                61607
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip code)

                   Registrant's telephone number: 309-697-1400

           Securities registered pursuant to Section 12(g) of the Act:

Title of each Class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
Common Stock,Class A                        NASDAQ , Chicago Stock Exchange

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO.

                                    4,534,277
           ----------------------------------------------------------
           (Shares of Common Stock outstanding on September 30, 2000)

PIONEER RAILCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
Quarters Ended September 30, 2000 and 1999

UNAUDITED

                                                    Three Months   Three Months     Nine Months    Nine Months
                                                        Ended          Ended           Ended           Ended
                                                    Sept. 30, 2000  Sept. 30, 1999  Sept. 30, 2000  Sept. 30 1999
                                                    -------------------------------------------------------------
Operating revenue ...............................   $  3,841,288    $  3,586,959    $ 11,297,580    $ 10,522,892
                                                    ------------------------------------------------------------
Operating expenses
   Maintenance of way ...........................        358,868         383,836       1,152,489       1,103,073
   Maintenance of equipment .....................        370,982         367,870       1,055,442       1,126,201
   Transportation expense .......................        879,192         742,125       2,490,204       2,355,153
   Administrative expense .......................        952,879         901,638       2,786,036       2,673,975
   Depreciation  & amortization .................        474,445         435,298       1,432,285       1,310,826
                                                    ------------------------------------------------------------
                                                       3,036,366       2,830,767       8,916,456       8,569,228
                                                    ------------------------------------------------------------

Operating income ................................        804,922         756,192       2,381,124       1,953,664
                                                    ------------------------------------------------------------

Other income & expense
   Other (income) expense .......................        (54,941)        (56,922)       (267,281)       (255,208)
   Loss on sale of subsidiary ...................            -0-             -0-             -0-         341,873
   Interest expense, equipment ..................        200,669         165,959         602,052         493,269
   Interest expense, other ......................        189,952         193,541         567,684         564,826
   Net (gain) loss on sale of fixed assets ......        (57,096)          1,107         (54,549)         (1,108)
                                                     -----------------------------------------------------------
                                                         278,584         303,685         847,906       1,143,652
                                                     -----------------------------------------------------------

Income before income taxes ......................        526,338         452,507       1,533,218         810,012

Provision for income taxes ......................        216,600         170,670         602,600         436,170
                                                     -----------------------------------------------------------

Income before minority interest in preferred
   stock dividends of consolidated subsidiaries .    $   309,738    $    281,837    $    930,618    $    373,842
Minority interest in preferred stock dividends of
    consolidated subsidiaries ...................         31,308          31,308          93,924          93,924
                                                     -----------------------------------------------------------

Net income ......................................    $   278,430    $    250,529    $    836,694    $    279,918
                                                     ===========================================================

Basic earnings per common share .................    $      0.06    $       0.05    $       0.18    $       0.06
                                                     ===========================================================
Diluted earnings per common share ...............    $      0.06    $       0.05    $       0.18    $       0.06
                                                     ===========================================================

Cash dividends per common share .................    $    0.0000    $       0.00    $     0.0250    $     0.0225
                                                     ===========================================================

PIONEER RAILCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2000 and December 31, 1999

UNAUDITED

                                                               September 30     December 31
                                                                   2000            1999
                                                               ----------------------------
ASSETS
Current Assets
   Cash .....................................................  $    915,483     $  2,356,844
   Accounts receivable, less allowance
     for doubtful accounts 2000 $110,645; 1999 $186,998 .....     3,512,422        3,940,029
   Inventories ..............................................       272,278          272,278
   Prepaid expenses .........................................       160,166           91,377
   Income tax refund claims .................................        94,449           94,449
   Deferred taxes ...........................................        91,800           91,800
                                                               ------------     ------------
        Total current assets ................................     5,046,598        6,846,777
                                                               ------------     ------------

Property and Equipment less accumulated
  depreciation 2000 $8,422,422; 1999 $7,242,732 .............    25,737,336       24,159,995
                                                               ------------     ------------
Intangible Assets, less accumulated amortization
  2000 $274,949; 1999 $239,846 ..............................     1,085,924        1,122,489
                                                               ------------     ------------
Other Assets ................................................       450,623          131,503
                                                               ------------     ------------

Total assets ................................................  $ 32,320,481     $ 32,260,764
                                                               ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable .........................................  $  2,394,995     $  3,983,617
   Notes payable ............................................             0          810,000
   Income taxes payable .....................................       294,431          561,697
   Current maturities of long-term debt .....................     2,887,754        2,390,042
   Accrued liabilities ......................................       516,314          670,873
                                                               ------------     ------------
        Total current liabilities ...........................     6,093,494        8,416,229
                                                               ------------     ------------

Long-term debt, net of current maturities ...................    14,872,361       13,121,553
                                                               ------------     ------------

Deferred income taxes .......................................     4,505,100        4,505,100
                                                               ------------     ------------

Minority interest in subsidiaries ...........................     1,133,000        1,154,000
                                                               ------------     ------------
Stockholders' Equity

   Common stock .............................................         4,611            4,611
   In Treasury 2000 77,240 shares; 1999 19,000 shares .......           (77)             (19)
                                                               ------------     ------------
   Outstanding 2000 4,534,277; 1999 4,592,217 ...............         4,534            4,592
   Additional paid-in capital ...............................     2,042,042        2,042,042
   Retained earnings ........................................     3,669,950        3,017,248
                                                               ------------     ------------
       Total stockholders' equity ...........................     5,716,526        5,063,882
                                                               ------------     ------------

Total liabilities and equity ................................  $ 32,320,481     $ 32,260,764
                                                               ============     ============

PIONEER RAILCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
FIRST NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30,1999

UNAUDITED

                                                                  First Nine Months  First Nine Months
                                                                        2000              1999
                                                                  -----------------  -----------------
Cash Flows From Operating Activities
Net income ......................................................   $    836,694    $   279,918
Adjustments to reconcile net income to net cash
provided by operating activities:
           Minority interest in preferred stock dividends of
           consolidated subsidiaries .............................        93,924         93,924
           Depreciation ..........................................     1,394,724      1,264,449
           Amortization ..........................................        37,562         46,377
           Increase in cash value life insurance .................       (14,534)       (12,426)
           Loss (gain) on sale of property & equipment ...........       (54,549)        (1,108)
           Loss on sale of subsidiary ............................           -0-        341,872
Change in assets and liabilities, net of effects from
           acquisition of subsidiaries
           (Increase) decrease accounts receivable ...............       427,607       (506,626)
           (Increase) decrease inventories .......................           -0-         32,730
           (Increase) decrease prepaid expenses ..................       (68,789)        92,680
           (Increase) decrease intangible assets .................        (1,435)        (3,758)
           Increase (decrease) accounts payable ..................    (1,588,622)       (12,189)
           (Increase) decrease income tax refund claims ..........           -0-         23,661
           Increase (decrease) income tax payable ................      (267,266)       333,331
           Increase (decrease) accrued liabilities ...............      (154,559)       113,641
                                                                     -----------   ------------
           Net cash provided by operating activities .............       640,757      2,086,476
                                                                     -----------   ------------

Cash Flows From Investing Activities
           Proceeds from sale of property & equipment ............       597,557         10,925
           Purchase of property & equipment, net of property
             and equipment from acquisition of subsidiaries ......    (3,514,646)    (1,496,775)
           Business acquisitions, net of cash acquired ...........       (55,000)    (3,875,000)
                                                                     -----------   ------------
           Net cash (used in) investing activities ...............    (2,972,089)    (5,360,850)
                                                                     -----------   ------------

Cash Flows From Financing Activities
           Proceeds from short-term borrowings ...................     4,101,719      1,852,004
           Proceeds from long-term borrowings ....................     5,504,773      7,421,590
           Issuance of notes receivable ..........................      (265,500)           -0-
           Payments on short-term borrowings .....................    (4,911,719)    (2,051,358)
           Payments on long-term borrowings ......................    (3,256,253)    (3,938,029)
           Payments on notes receivable ..........................        15,914            -0-
           Repurchase of minority interest .......................       (21,000)       (32,000)
           Purchase of common stock for treasury .................       (84,655)           -0-
           Proceeds from warrants and options exercised ..........           -0-          1,040
           Cash dividends paid ...................................      (113,393)      (103,742)
           Payments to minority interest .........................       (79,915)       (79,915)
                                                                     -----------   ------------
           Net cash provided by financing activities .............       889,971      3,069,590
                                                                      ----------   ------------

Net (decrease) in cash ...........................................    (1,441,361)      (204,784)

Cash, beginning of period .......................................      2,356,844        469,476
                                                                     -----------   ------------

Cash, end of period ..............................................   $   915,483    $   264,692
                                                                     ===========   ============

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

                                                  Third Quarter    Third Quarter
                                                       2000             1999
                                                  -------------    -------------

Revenues from external customers
  Railroad operations                               2,976,953         2,938,992
  Equipment leasing operations                        856,613           647,967
  Corporate support services                            7,722                 0
                                                   -----------------------------
     Total revenues from external customers         3,841,288         3,586,959
                                                   =============================

Intersegment revenues
  Railroad operations                                       0                 0
  Equipment leasing operations                         99,600            95,100
  Corporate support services                        1,615,481         1,541,613
                                                    ----------------------------
      Total intersegment revenues                   1,715,081         1,636,713
                                                    ============================

Segment profit
  Railroad operations                               1,314,807         1,363,535
  Equipment leasing operations                        503,966           309,001
  Corporate support services                          701,231           720,369
                                                    ----------------------------
      Total segment profit                          2,520,004         2,392,905

Reconciling items
   Intersegment revenues                           (1,715,081)       (1,636,713)
   Income taxes                                      (216,600)         (170,670)
   Minority interest                                  (31,308)          (31,308)
   Other income(expense), net                        (278,585)         (303,685)
                                                    ----------------------------
   Total consolidated net income                      278,430           250,529
                                                   =============================

                                                        Nine Months  Nine Months
                                                          Ended         Ended
                                                         9/30/00       9/30/99
                                                        -----------  -----------

Revenues from external customers
   Railroad operations ..............................    8,893,195    8,544,380
   Equipment leasing operations .....................    2,392,812    1,978,512
   Corporate support services .......................       11,573            0
                                                       -------------------------
     Total revenues from external customers .........   11,297,580   10,522,892
                                                       =========================

Intersegment revenues
   Railroad operations ..............................            0            0
   Equipment leasing operations .....................      294,300      293,600
   Corporate support services .......................    4,695,231    4,398,111
                                                       -------------------------
      Total intersegment revenues ...................    4,989,531    4,691,711
                                                       =========================
Segment profit
   Railroad operations ..............................    3,834,876    3,607,539
   Equipment leasing operations .....................    1,355,695    1,001,753
   Corporate support services .......................    2,180,084    2,036,083
                                                        ------------------------
     Total segment profit ...........................    7,370,655    6,645,375

Reconciling items
    Intersegment revenues ...........................   (4,989,531)  (4,691,711)
    Income taxes ....................................     (602,600)    (212,170)
    Minority interest ...............................      (93,924)     (93,924)
    Other income(expense), net ......................     (847,906)  (1,367,652)
                                                       -------------------------

       Total consolidated net income ................      836,694      279,918
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

NOTE 2.   SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include Pioneer Railcorp (Pioneer) and its wholly-owned and controlled subsidiaries (collectively, "the Company"). The Company's railroad operations segment consists of wholly-owned short line railroad subsidiaries that offer similar services and includes the following wholly-owned subsidiaries: West Michigan Railroad Co. (WMI), Michigan Southern Railroad Company (MSO), Fort Smith Railroad Co. (FSR), Alabama Railroad Co.
(ALAB), Mississippi Central Railroad Co. (MSCI), Alabama & Florida Railway Co., Inc. (AF), Decatur Junction Railway Co. (DT), Vandalia Railroad Company (VRRC), Minnesota Central Railroad Co. (MCTA) (sold May 6, 1999), Keokuk Junction Railway Co. (KJRY), Shawnee Terminal Railway Company (STR), Pioneer Industrial Railway Co. (PRY), The Garden City Western Railway, Inc. (GCW), Indiana
Southwestern Railway Co. (ISW), and an inactive subsidiary Midwest Terminal Railway Company (formerly Rochelle Railroad Co.) (RRCO). The Company's equipment leasing segment leases railcars, locomotives, and other railroad equipment to affiliated and unaffiliated entities and includes only the wholly-owned subsidiary Pioneer Railroad Equipment Co., Ltd. (PREL). All other Company operations are classified as corporate and include the following wholly- owned subsidiaries: Pioneer Resources, Inc. (PRI), Pioneer Air, Inc. (PAR), and Pioneer Railroad Services, Inc. (PRS). All significant intercompany balances and transactions have been eliminated in consolidation.

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

NOTE 4. PURCHASES OF RAILROAD FACILITIES

On April 1, 2000, the Company through its wholly-owned subsidiary Indiana Southwestern Railway Co. (ISW) acquired, in a transaction accounted for by the purchase method of accounting, certain assets including all of the rail facilities owned or leased by the Evansville Terminal Railway Company (EVT). The line begins in Evansville, Indiana and is 23 miles in length. The primary commodities are grain, plastics and rail equipment. The total purchase price was $564,000 allocated to track assets. There was no goodwill recognized as a result of this transaction. Unaudited pro forma consolidated results of operations for the nine months ended September 30, 2000 and 1999, as though the Indiana Southwestern Railway Co. had been acquired as of January 1, 1999, follows:

                                                  2000                  1999
                                             -----------------------------------
Railway operating revenue                       $11,332,005          $10,664,810
Net income                                          834,178              264,651
Earnings per common share                               .18                  .06

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

Summary: Third Quarter 2000 Compared to Third Quarter 1999.

The Company's net income in the third quarter 2000 was $278,400, an increase of $27,900 from the third quarter 1999 which had net income of $250,500. Revenue increased by $254,000 or 7% to $3,841,000 from $3,587,000 in the same period last year. Operating expense increased by $205,000 or 7%, to $3,036,000 from $2,831,000 in the same period last year. Operating income increased by $49,000, or 6% to $805,000 from $756,000 in the same period last year.

Operating income was increased in the third quarter 2000 by the Company's equipment leasing operations by approximately $195,000 in the period, primarily from increased revenue generated from locomotive leases and an increase in the utilization of its railcar fleet by non-affiliated railroads.

The railroad operations had a decrease in operating income in the period of $45,000. Factors adversely affecting railroad operations include a $104,000 reduction in operating income from the Alabama & Florida Railway Co. resulting from a service disruption to the line's primary customer due to track conditions on the portion of the line that is leased by the Alabama & Florida Railway Co. from the Alabama Electric Cooperative, Inc. Negotiations have been in process to resolve this situtation, but to date the Alabama & Florida Railway has not been able to reach a satisfactory agreement with the Alabama Electric Cooperative to repair the line. Initially, the Alabama & Florida Railway believed that the situation would not result in a material loss of revenue because the customer had planned to transload on the Alabama & Florida Railway, however, the customer changed its plans abruptly without notice once the track was embargoed. The Alabama & Florida continues to serve the other customers on the line. In addition, corporate support services increased operating income by approximately $100,000 in the period resulting primarily from increased support services.

Revenue:

Revenue increased in the third quarter 2000 by approximately $254,000, or 7%, to $3,841,000 from $3,587,000 in the same period last year. The railroad operations increased revenue by approximately $41,000 in the period which resulted from a combination of increased freight revenue and increased revenue from the storage of private railcars from non-affiliated entities. Revenue from railroad operations was adversely affected by Alabama & Florida Railway Co. as described previously. In addition, the Company began operating the Indiana Southwestern Railway Co. on April 1, 2000 which generated $60,000 of revenue in the third quarter 2000. The equipment leasing operations had a $209,000 increase in revenue in the period primarily from increased revenue generated from locomotive leases and an increase in the utilization of its railcar fleet by non-affiliated railroads.

Operating Expense:

Operating expense increased in the third quarter 2000 by $205,000 or 7%, to $3,036,000 from $2,831,000 in the prior year. The railroad operations increased operating expense by approximately $87,000 in the period which resulted from a variety of factors including increased fuel and other transportation expenses. In the third quarter 2000 $54,000 of operating expense related to the Indiana Southwestern which the Company began operating on April 1, 2000. The equipment leasing operations increased operating expense approximately $19,000, primarily from an increase in depreciation expense related to the acquisition of railcars and locomotives. Corporate support services increased operating expense by approximately $100,000 in the period resulting primarily from increased support services.

Maintenance of way and structures expense (MOW) decreased $25,000 or 7% to $359,000 from $384,000 in the same period last year. Railroad operations had a decrease of $39,000 of MOW and corporate services increased MOW by $14,000.

Maintenance of equipment expense (MOE) increased $3,000, or 1% to $371,000 from $368,000 in the same period last year. The equipment leasing operations had an increase in MOE of approximately $11,000 as a result of increased costs associated with maintaining the Company's railcar fleet. The railroad operations had a decrease in MOE of $27,000. In addition, MOE was increased $19,000 from corporate support services.

Transportation expense (TRAN) increased $137,000, or 18% to $879,000 from $742,000 in the same period last year. Most of the increased TRAN expense was generated by the railroad operations, primarily related to increased fuel and carhire expenses.

General & administration expense (ADMIN) increased $51,000 in the third quarter 2000 to $953,000 from $902,000 in the prior year. The railroad operations had an increase of $19,000 in ADMIN expense in the period. The equipment leasing operations decreased ADMIN approximately $35,000 as a result of reduced expenses related to repositioning the Company's railcar fleet. Corporate expenses related to corporate support expenditures increased ADMIN expense by approximately $67,000 in the period.

Depreciation and amortization expense increased $39,000, or 9%, to $474,000 from $435,000 in the same period last year. Approximately $7,000 of the increase is related to the Indiana Southwestern Railway. The equipment leasing operations increased depreciation expense approximately $29,000 related to the acquisition of railcars and locomotives.

Other Income and Expense Income Statement Line Item Discussion:

In the third quarter 2000 other income and expense decreased $2,000 to $55,000 compared to $57,000 in the same period last year. Other income relates primarily to lease income for the use of railroad property. The Company continues to place a strong emphasis on identifying and collecting revenues from third parties occupying Company property. In addition to lease income, other income and expense includes revenues generated from scrap sales, and other miscellaneous non-operating revenues and expenses, primarily generated by the company's railroad operations.

Interest expense related to equipment financing increased $35,000 in the third quarter 2000 to $201,000 compared to $166,000 in the same period last year. A majority of this increase is the result of financing activities associated with additional locomotive purchases made by the Company in the fourth quarter 1999 and first quarter 2000. Other interest expense decreased $4,000 in the third quarter 2000 to $190,000 from $194,000 in the prior year.

In the third quarter 2000 the Company had a gain on fixed asset dispositions of approximately $57,000 compared to an insignificant loss in the same period last year. The gain in the third quarter 2000 primarily relates to the sale of a locomotive.

Summary: First Nine Months 2000 Compared to First Nine Months 1999.

The Company's net income in the first nine months 2000 was $836,700, an increase of $556,700 from the first nine months 1999 which had net income of $280,000. In the first nine months 1999, net income was affected by a one-time charge of $342,000 relating to the sale of the Minnesota Central Railroad Co. stock. Excluding the MCTA sale transaction from 1999 results, net income for the first nine months 1999 would have been approximately $622,000. Revenue increased by $775,000 or 7% to $11,298,000 from $10,523,000 in the same period last year.
Operating expense increased by $347,000 or 4%, to $8,916,000 from $8,569,000 in the same period last year. The increase in operating expense includes increased fuel costs of approximately $122,000 as a result of the current pricing environment. Operating income increased by $427,000 or 22% to $2,381,000 from $1,954,000 in the same period last year.

Operating income was increased by approximately $227,000 in the first nine months 2000 by the Company's railroad operations. The equipment leasing operations increased operating revenue by approximately $354,000 in the period, primarily from increased revenue generated from locomotive leases and an increase in the utilization of its railcar fleet by non-affiliated railroads. In addition, corporate support services decreased operating income by approximately $154,000 in the period.

Revenue:

Revenue increased in the first nine months 2000 by approximately $775,000, or 7%, to $11,298,000 from $10,523,000 in the same period last year. The railroad operations increased revenue by approximately $349,000 in the period which resulted from an increase in revenues of approximately $723,000 generated by the railroads operated in the first nine months 2000 less a decrease in revenue of approximately $374,000 as a result of the sale of the Minnesota Central Railroad on May 6, 1999. The increase of revenue of $723,000 generated from the railroads operated in the first nine months 2000 resulted from a combination of increased freight revenue and increased revenue from the storage of private railcars from non-affiliated entities. The increase in revenue includes $165,000 of increased revenue generated by The Garden City Western Railway, which the Company began operating on May 1, 1999. In addition, the Company began operating the Indiana Southwestern Railway Co. on April 1, 2000 which generated $162,000 of revenue in the first nine months 2000. The equipment leasing operations had a $415,000 increase in revenue in the period resulting primarily from increased revenue generated from locomotive leases. Corporate support services increased revenue approximately $11,000 in the first nine months 2000, primarily from subscription revenue from its publication The Short Line.

Operating Expense:

Operating expense increased in the first nine months 2000 by $347,000 or 4%, to $8,916,000 from $8,569,000 in the same period last year. The railroad operations increased operating expense by approximately $121,000 in the period which resulted from an increase in operating expense of approximately $512,000 from the railroads operated in the first nine months 2000 less a decrease in operating expense of approximately $391,000 as a result of the sale of the Minnesota Central Railroad on May 6, 1999. The increase in operating expense of $512,000 from the railroads operated in the first nine months 2000 resulted from a variety of factors including increased track maintenance, fuel and other transportation expenses. The increase in operating expense includes increased fuel costs of approximately $122,000 as a result of the current pricing environment. The increase in operating expense includes an increase of $135,000 of operating expense for The Garden City Western Railway, which the Company began operating on May 1, 1999 and an increase of $127,000 of operating expense for the Indiana Southwestern which the Company began operating on April 1, 2000. The equipment leasing operations increased operating expense approximately $61,000, primarily from an increase in depreciation expense related to the acquisition of railcars and locomotives of $116,000 offset by a decrease in maintenance and freight expenses of approximately $55,000. Corporate support services increased operating expense approximately $165,000, primarily related to payroll related expenditures.

Maintenance of way and structures expense (MOW) increased $49,000 or 4% to $1,152,000 from $1,103,000 in the same period last year. Railroads operated in the first nine months 2000 had an increase of $80,000 in MOW, primarily related to increased track material by the railroad operations, $29,000 of increased MOW expense for The Garden City Western Railway and $7,000 of increased MOW expense for the Indiana Southwestern Railway. In addition, MOW was decreased by $51,000 as a result of the sale of the MCTA.

Maintenance of equipment expense (MOE) decreased $71,000, or 6% to $1,055,000 from $1,126,000 in the same period last year. Approximately $18,000 of the decrease related to the equipment leasing operations as a result of decreased costs associated with maintaining the Company's railcar fleet. Railroads operated in the first nine months 2000 had a decrease of $44,000 in MOE. The Garden City Western Railway and the Indiana Southwestern Railway did not have a significant amount of MOE in the period. In addition, MOE was decreased by $27,000 as a result of the sale of the MCTA.

Transportation expense (TRAN) increased $135,000, or 6% to $2,490,000 from $2,355,000 in the same period last year. Railroads operated in the first nine months 2000 had an increase of $375,000 in TRAN, primarily related to increased fuel and carhire expenses, $56,000 of increased TRAN expense for The Garden City Western Railway and $63,000 of increased TRAN expense for the Indiana Southwestern Railway. In addition, TRAN was decreased by $244,000 as a result of the sale of the MCTA. The increase in TRAN expense includes increased fuel costs of approximately $122,000 as a result of the current pricing environment.

General & administration expense (ADMIN) increased $112,000 or 4% to $2,786,000 from $2,674,000 in the prior year. Railroads operated in the first nine months 2000 had an increase of $51,000 in ADMIN expense in the period including $22,000 of increased ADMIN expense for The Garden City Western Railway and a $34,000 increase in ADMIN expense for the Indiana Southwestern Railway. In addition, ADMIN was decreased by $25,000 as a result of the sale of the MCTA. The equipment leasing operations decreased ADMIN approximately $61,000 as a result of reduced expenses related to repositioning the Company's railcar fleet. Corporate expenses related to corporate support expenditures increased ADMIN expense by approximately $147,000 in the period.

Depreciation and amortization expense increased $121,000, or 9%, to $1,432,000 from $1,311,000 in the same period last year. Approximately $40,000 of the increase is related to The Garden City & Western Railway and $14,000 of the increase is related to the Indiana Southwestern Railway. In addition, depreciation and amortization was decreased by $44,000 as a result of the sale of the MCTA. The equipment leasing operations increased depreciation expense approximately $116,000 related to the acquisition of railcars and locomotives.

Other Income and Expense Income Statement Line Item Discussion:

In the first nine months 2000 other income and expense increased $12,000 to $267,000 compared to $255,000 in the same period last year. Other income and expense relates primarily to lease income for the use of railroad property. The Company continues to place a strong emphasis on identifying and collecting revenues from third parties occupying Company property. In addition to lease income, other income and expense includes revenues generated from scrap sales, and other miscellaneous non- operating revenues and expenses, primarily generated by the Company's railroad operations.

Interest expense related to equipment financing increased $109,000 in the first nine months 2000 to $602,000 compared to $493,000 in the same period last year. A majority of this increase is the result of financing activities associated with additional locomotive purchases made by the Company in the fourth quarter 1999 and first nine months 2000. Other interest expense increased $3,000 in the first nine months 2000 to $568,000 from $565,000 in the prior year. Other interest expense increases relate to the Garden City & Western Railway acquisition and the Indiana Southwestern Railway acquisition and was decreased by $15,000 as a result of the sale of the MCTA.

In the first nine months 2000 the Company had a gain on fixed asset dispositions of approximately $55,000 compared to an net gain of $1,000 in the same period last year. The net gain in the first nine months 2000 primarily relates to the disposition of 13 railcars and 2 locomotives.

Impact of New Accounting Pronouncements:

The Company is not aware of any recent accounting standard issued, but not yet required to be adopted by the Company, that would have a material effect on its financial position or results of operations.

Liquidity and Capital Resources:

The Company primarily uses cash generated from operations to fund working capital needs and relies on long-term financing for railcars, new operating subsidiaries, and other significant capital expenditures. The Company has working capital facilities totaling $1,200,000, all of which was available for use at the end of the third quarter 2000. In addition, the Company believes the market value of its railcar fleet is significantly higher then the amount of debt associated with the railcar fleet. Therefore, the Company believes it could refinance or sell part of its railcar fleet and generate up to $1 million in cash.

On June 23, 2000, the Company entered into a credit agreement with National City Bank of Michigan/Illinois to provide a $5 million revolving acquisition line of credit for railroad acquisitions at a variable interest rate of prime plus 1%, maturing June 10, 2002. Amounts drawn on the line are amortized over a 10 year period. This credit line is secured by all non real estate assets of the Mississippi Central Railroad Co., the Alabama Railroad Co., and any company acquired using proceeds from the credit line. In the second quarter 2000 $614,000 was borrowed on the line in connection with the asset purchase by the Indiana Southwestern Railway Co. The monthly principal and interest payment currently required to be repaid is $8,300. There were no new borrowings against this credit agreement in the third quarter 2000.

On June 23, 2000, the Company entered into a credit agreement with National City Bank of Michigan/Illinois to refinance the remaining balance related to the acquisition of The Garden City Western Railway in the amount of $1,425,000, previously financed by the Company's's acquisition line of credit. The note has a variable interest rate of LIBOR plus 2.25% and matures July 1, 2005. The interest rate of the note at September 30, 2000 was 8.9%. The monthly principal and interest payment currently required to be repaid is $18,000.

On June 23, 2000, the Company entered into a credit agreement with National City Bank of Michigan/Illinois to borrow $2,075,000 for the financing of 29 locomotives at a variable interest rate of LIBOR plus 2.25%, maturing July 1, 2005. The interest rate on this note at September 30, 2000 was 8.9%. The monthly principal and interest payment currently required to be repaid is approximately $33,000.

Long-term equipment financing has historically been readily available to the Company for its railcar acquisition program. The Company believes it will be able to continue obtaining long-term equipment financing should the need arise. The Company's plans for new debt in the foreseeable future is contingent upon new railroad acquisitions and increased needs and/or opportunities for railcars.

On July 1, 1995, the Company's stock split and warrant issuance became payable to shareholders. The 2 for 1 stock split increased the number of shares issued and outstanding from 2,099,142 to 4,198,284. At the same time shareholders became entitled to purchase an additional 4,198,284 shares through stock warrants issued by the Company as dividends. One warrant was issued for each share of common stock held after the split, entitling the holder to purchase 1 share of common stock for $2.00 per share. The shares purchased through the exercise of the warrants must be held for 1 year from date of purchase. As of September 30, 2000, a total of 67,766 warrants originally issued had been exercised, and the Company realized $135,532 on the issuance of the warrants.

The Company granted 836,000 options to certain employees under its 1994 incentive stock option plan. As of September 30, 2000, the remaining 151,759 unexercised options under this plan have expired and no further options can be exercised under this plan.

On June 26, 1996, the Company's shareholders approved a stock option plan permitting the issuance of 407,000 shares of common stock. Options granted under the plan are incentive based except for the options granted to the CEO whose options are non-qualified. The options will be fully vested and will be exercisable as of July 1, 2001. The exercise date can be accelerated if Pioneer Railcorp common shares reach a closing price of $7.25 per share, or higher, for any consecutive 10-day period, as reported in the Wall Street Journal. The options will be exercisable at prices ranging from $2.75 to $3.03, based upon the trading price on the date of the grant, in whole or in part within 10 years from the date of grant. As of September 30, 2000, a total of 215,000 options are outstanding under this plan.

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

In 1999, Pioneer Railcorp's Board of Directors authorized and approved the repurchase of up to one million shares (1,000,000) of the Company's common stock and as of September 30, 2000, a total of 77,240 shares had been repurchased at a cost of $111,132. The Company plans to continue buying back its common stock but believes the repurchase will be on a more limited scope then previously anticipated due to capital requirements and the trading volume of the Company's stock.

The Company anticipates that the outcomes involving current legal proceedings will not materially affect the Company's consolidated financial position or results of operation.

The Company believes its cash flow from operations and its available working capital credit lines, will be more than sufficient to meet liquidity needs through at least the next twelve months.

Balance Sheet and Cash Flow Items:

The Company operating activities in the first nine months 2000 generated cash of $641,000. Net cash generated from operating activities for the first nine months 2000 was generated primarily from $836,700 of net income, $1,437,000 of depreciation and amortization, and a decrease of accounts receivable of $428,000. Net cash was used by operating activities for the first nine months 2000 from a decrease in accounts payable of $1,589,000 a decrease in income tax payable of $267,000 and a decrease in net cash of $162,700 by changes in various other operating assets and liabilities.

In the first nine months 2000, the Company purchased approximately $3,514,000 of fixed assets and capital improvements. Capital expenditures included $1.6 million for 22 locomotives. The Company plans to expand it's locomotive leasing operations and update it's current fleet. In addition, the Company purchased 140 railcars for approximately $1,022,000. The capital expenditures for locomotives and railcars were financed with long-term financing. Capital expenditures for track and leasehold improvements totaled $130,000 in the first nine months 2000. Fixed asset expenditures of approximately $198,000 relate to equipment purchases and railcar betterments. In addition, the Company recorded $564,000 of track assets purchased by the Indiana Southwestern Railway Co. as discussed further in "Part 2, Item 5 other information"of this report.

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

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters  were  submitted to a vote of security  holders in the third  quarter
2000.

Item 5.   OTHER INFORMATION

On April 6, 2000, Pioneer Railcorp's Board of Directors declared a $.025 per common share dividend payable to shareholders of record as of April 30, 2000, and was paid May 24, 2000. The total dividend paid out was approximately $115,000.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

Exhibit # 11 - Statement regarding computation of per share earnings.

Exhibit # 27 - Financial data schedule.

No reports were filed on Form 8-K during the first nine months 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on it's behalf by the undersigned thereunto duly authorized.

                                       PIONEER RAILCORP
                                       (Registrant)




11/07/00                               /S/ Guy L. Brenkman
--------                               -----------------------------------------
DATE                                   GUY L. BRENKMAN
                                       PRESIDENT & CEO

11/07/00                               /S/ J. Michael Carr
--------                               -----------------------------------------
DATE                                   J. MICHAEL CARR
                                       TREASURER & CHIEF FINANCIAL OFFICER