Form 10KSB
period 2000-12-31
PIONEER RAILCORP
filed 2001-03-26
CIK 796374

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

              Annual Report Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2000

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

                  Registrant's telephone number: 309-697-1400

Securities registered pursuant to Section 12(g) of the Act:

Title of each Class                 Name of each exchange on which registered
---------------------            -----------------------------------------------
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

Issuer's revenues for the fiscal year ended December 31, 2000 were $14,771,656

The aggregate market value of voting stock held by non-affiliates of the Registrant on March 19, 2001 was $4,173,092

                                    4,612,517
             -------------------------------------------------------
             (Shares of Common Stock outstanding on March 19 , 2001)

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

The Company operates in two business segments, railroad operations and railroad equipment leasing. Railroad operations are provided by the Company's wholly-owned short line railroad subsidiaries whose rail system provides shipping links for customers along its routes and interchanges with five major railroads, Burlington Northern Santa Fe Railroad (BNSF), CSX Transportation
(CSX), Illinois Central Railroad (IC), Norfolk Southern Railway (NS) and Union Pacific Railroad (UP). Additionally, the Company's railroad subsidiaries have interchanges with four smaller railroads, the Kansas City Southern Railway
(KCS), the Arkansas & Missouri Railroad (AM), the Toledo, Peoria & Western Railway Corporation (TPW), and Indiana Northeastern Railroad Company (IN). PRC's rail system is devoted to carrying freight. The Company also seeks to encourage development on or near, and utilization of, the real estate right of way of its operating railroads by potential shippers as a source of additional revenue and also generates revenue by granting to various entities, such as utilities, pipeline and communications companies and non-industrial tenants, the right to occupy its railroad right of way and other real estate property. The Company's railroad equipment leasing operation provides locomotives, railcars and other railroad related vehicles and equipment to the Company's operating railroad subsidiaries. In addition, the Company's railroad equipment leasing operation leases railcars and locomotives to unaffiliated third parties.

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

On April 1, 2000, the Company through its wholly-owned subsidiary Indiana Southwestern Railway Co. (ISW) acquired, in a transaction accounted for by the purchase method of accounting, certain assets including all of the rail facilities owned or leased by the Evansville Terminal Railway Company (EVT). The line is in Evansville, Indiana and is 23 miles in length. The primary commodities are grain, plastics and rail equipment.

The Rochelle Railroad Co. changed its name to Midwest Terminal Railway Company in 1998 and is presently an inactive subsidiary as of December 31, 2000.

Railroad Equipment Leasing
--------------------------

Pioneer Railroad Equipment Co., Ltd. (PREL), formed on April 1, 1990, leases equipment to the Company's subsidiary railroads and also and leases railcars and locomotives to unaffiliated third parties. PREL also earns income from non-company railroads on its fleet of approximately 1,300 railcars (as of December 31, 2000) when they carry freight on non-company railroads.

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

Employees
---------

On December 31, 2000, the Company had 102 employees which consisted of 71 operating personnel, 27 support staff and 4 executive officers.

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

Item 2.  Property

In October 1994, the Company purchased a 16,000 square foot building located in Peoria, Illinois as a corporate headquarters facility. In conjunction with the purchase of its corporate office building, the Company assumed a land lease for the property on which the building is located. This twenty-five year lease is renewable for five successive periods of five years with annual rents equal to ten percent of the appraised value of the land, payable in monthly installments, with appraisal value reviews every five years following the origination date. The Company is responsible for costs of maintenance, utilities, fire protection, taxes and insurance. The building is pledged in a financing agreement.

A description of the Company's railroad properties as of December 31, 2000 by subsidiary follows:

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

C.) Mississippi Central Railroad Co. (MSCI): The MSCI is 51 miles of operating railroad running from Oxford, Mississippi to Grand Junction, Tennessee. Approximately 45.5 miles of the track are located in Mississippi. The assets and subsidiary stock are pledged in various financing agreements. The Company considers the track to be in good condition.

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

E.) Decatur Junction Railway Co. (DT): The DT leases from Cisco Co-op Grain Company (CISCO) a segment of track, approximately thirteen (13) miles in length, that runs from Green's Switch (Decatur, Illinois) to Cisco, Illinois. The DT also leases a segment of track from Central Illinois
      Shippers, Incorporated (CISI), approximately seventeen (17) miles in length, that runs from Elwin to Assumption, Illinois. The two lines are connected via trackage rights on the Illinois Central Railroad (approximately eight miles) through Decatur, Illinois. Both leases expire in December 2006 and require the Company to perform normal track maintenance and pay a nominal per car charge on traffic in excess of 1,000 car loads per year. The DT's track is considered to be in good condition.

F.) Vandalia Railroad Company (VRRC): The VRRC is approximately 3.5 miles of operating railroad located in Vandalia, Illinois. The VRRC has a lease with the City of Vandalia for the 3.5 miles of railway. This lease is renewable for ten year periods beginning in September 2003, and the lease of $1 is prepaid through September 2003. After September 2003, the lease payments will be equal to $10 per loaded rail car handled in interchange. The Company considers the track to be in good condition.

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

K.) Pioneer Industrial Railway Co. (PRY): The PRY operates a railroad line approximately 8.5 miles long in Peoria County, Illinois. PRY assumed operations from the Peoria & Pekin Union Railway Co. (PPU) when the PPU assigned its lease with the owner, the Peoria, Peoria Heights & Western Railroad (PPHW), effective February 18, 1998, expiring July 2004. PPHW is owned by the City of Peoria, Illinois and the village of Peoria Heights, Illinois. PRY has improved the condition of the track considerably since assuming operation and, overall, the track is now considered to be in good condition.

L.) The Garden City Western Railway Co., Inc. (GCW): The GCW is 40 miles of operating railroad located in southwest Kansas originating in Garden City, Kansas running north 26 miles to Shallow Water, KS and east 14 miles to Wolf, KS. The assets and subsidiary stock are pledged in various financing agreements. The Company considers the track to be in good condition.

M.) Indiana Southwestern Railway Co. (ISW): The ISW is 23 miles of operating railroad located in Evansville, Indiana. The assets and subsidiary stock are pledged in various financing agreements. The Company considers the track to be in good condition

Company management believes that all of its properties and assets are adequately covered by insurance.

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

There were no matters submitted to security holders for vote in the fourth quarter 2000.

PART II

Item 5.  Market for Company's Common Equity and Related Stockholder Matters.

The Company's common stock trades on the Nasdaq SmallCap Market tier of the Nasdaq Stock Market under the symbol "PRRR" and the Chicago Stock Exchange under the trading symbol "PRR". The quarterly high and low sales price of the Company's common stock for the periods below are as follows:

         00-1Q   00-2Q    00-3Q    00-4Q   99-1Q    99-2Q   99-3Q   99-4Q
         ----------------------------------------------------------------

High     $1.81   $1.56    $1.43    $1.31   $1.75    $1.56   $1.94   $1.88
Low      $1.25   $1.25    $1.25    $1.03   $1.25    $1.25   $1.25   $1.25

As of December 31, 2000, the Company had 1,762 common stockholders of record, including brokers who hold stock for others. A cash dividend of $.025 per common share was paid to shareholders of record as of April 30, 2000. The total dividend was $113,398 and was paid on May 24, 2000.

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

The Company's railroad operating segment had revenue earned from a major customer, Roquette America, Inc., of approximately $2,762,000 in 2000 and $2,824,000 in 1999.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999
---------------------------------------------------------------------

The Company's net income in 2000 decreased by $466,000 to $746,000 down from $1,212,000 in 2000. Revenue increased in 2000 by $915,000 or 7% to $14,772,000 from $13,857,000 in 1999. Operating expense increased in 2000 by $464,000 or 4%, to $12,079,000 from $11,615,000 in 1999. Operating income increased in 2000 by $449,000 or 20% to $2,692,000 from $2,243,000 in 1999. In 1999 the Company realized a pre-tax gain of approximately  $1,481,000 attributable to the sale of
5.5 miles of railroad right-of-way and a loss of approximately $342,000 on the sale of the Minnesota Central Railroad Co.

Operating income was increased in 2000 by the Company's railroad operations and equipment leasing operations. The railroad operations increased operating income by approximately $284,000 in 2000. The equipment leasing operations increased operating income by approximately $414,000 in 2000, primarily from increased revenue generated from locomotive leasing. Corporate support services decreased operating income by approximately $249,000 in 2000 primarily resulting from increased expenses associated with increased payroll .

Revenue:

Revenue  increased in 2000 by $915,000 or 7% to $14,772,000  from $13,857,000 in the prior year. This increase included an increase in revenues of approximately $862,000 generated by the railroads operated by the Company in the year 2000 less a decrease in revenue of approximately $374,000 generated by the Minnesota Central Railroad prior to is sale on May 6, 1999. The Garden City Western Railway, which the Company began operating on April 29, 1999, had increased revenues of $215,000 in 2000. In addition, the Company began operating the Indiana Southwestern Railway Co. on April 1, 2000 which generated $285,000 of revenue in 2000. The equipment leasing operations had a $442,000 increase in revenue in 2000 primarily from increased revenue generated from locomotive leasing.

Operating Expense:

Operating expense increased in 2000 by $464,000 or 4%, to $12,079,000 from $11,615,000 in 1999. This increase included an increase in operating expenses of approximately $591,000 generated by the railroads operated by the Company in the year 2000 less a decrease in operating expenses of approximately $387,000 as a result of the sale of the Minnesota Central Railroad on May 6, 1999. The Garden City Western Railway, which the Company began operating on April 29, 1999, had increased operating expense of $101,000 in 2000. In addition, the Company began operating the Indiana Southwestern Railway Co. on April 1, 2000 which generated $176,000 of operating expense in 2000. In 2000 the railroad operations experienced increased transportation expense resulting from significant increases in fuel costs. The equipment leasing operations increased operating expense of approximately $27,000, primarily from decreased costs of $135,000 in 2000 associated with relocating railcars offset by increased depreciation expense of $156,000 associated with additional equipment purchases. Corporate support services increased operating expense approximately $233,000, primarily related to increased payroll expenses related to hiring and retaining support personnel.

Maintenance of way and structures expense (MOW) decreased $12,000 or 1% to $1,475,000 from $1,487,000 in the prior year. This decrease included an increase in MOW expense of approximately $24,000 generated by the railroads operated by the Company in the year 2000 less a decrease in MOW expense of approximately $51,000 as a result of the sale of the Minnesota Central Railroad on May 6, 1999. The Garden City Western Railway, which the Company began operating on April 29, 1999, had increased MOW expense of $16,000 in 2000 and the Indiana Southwestern Railway Co., which the Company began operating on April 1, 2000 had $9,000 of MOW expense in 2000. Corporate support services increased MOW expense approximately $15,000 primarily related to increased payroll expenses related to hiring and retaining support personnel.

Maintenance of equipment expense (MOE) decreased $109,000 or 7% to $1,442,000 from $1,551,000 in the prior year. This decrease included a decrease in MOE expense of approximately $111,000 generated by the railroads operated by the Company in the year 2000 less a decrease in MOE expense of approximately $27,000 as a result of the sale of the Minnesota Central Railroad on May 6, 1999. The Garden City Western Railway, which the Company began operating on April 29, 1999, had decreased MOE expense of $29,000 in 2000 and the Indiana Southwestern Railway Co., which the Company began operating on April 1, 2000 had $11,000 of MOE expense in 2000. Most of the decrease in MOE from the railroad operations resulted from decreased payroll expenses. The equipment leasing operations decreased MOE expense approximately $16,000 as a result of decreased costs associated with maintaining the Company's railcar fleet. Corporate support services increased MOE expense approximately $45,000 primarily related to increased payroll expenses related to hiring and retaining support personnel

Transportation expense (TRAN) increased $371,000 or 12% to $3,413,000 from $3,042,000 in the prior year. This increase included an increase in TRAN expense of approximately $592,000 generated by the railroads operated by the Company in the year 2000 less a decrease in TRAN expense of approximately $244,000 as a result of the sale of the Minnesota Central Railroad on May 6, 1999. The Garden City Western Railway, which the Company began operating on April 29, 1999, had increased TRAN expense of $69,000 in 2000 and the Indiana Southwestern Railway Co., which the Company began operating on April 1, 2000 had $85,000 of TRAN expense in 2000. Approximately $200,000 of the increase in TRAN expense generated by the railroads operated by the Company in the year 2000 relates to increased fuel costs and $55,000 relates to increased carhire expense. The equipment leasing operations increased TRAN expense approximately $38,000 as a result of increased costs associated with maintaining the Company's expanded locomotive fleet. Corporate support services decreased TRAN expense approximately $15,000 primarily related to decreased payroll expenses related to hiring and retaining support personnel

General & administration expense (ADMIN) increased $44,000 or 1% to $3,816,000 from $3,772,000 in the prior year. This increase included an increase in ADMIN expense of approximately $30,000 generated by the railroads operated by the Company in the year 2000 less a decrease in ADMIN expense of approximately $20,000 as a result of the sale of the Minnesota Central Railroad on May 6, 1999. The Garden City Western Railway, which the Company began operating on April 29, 1999, had increased ADMIN expense of $6,000 in 2000 and the Indiana Southwestern Railway Co., which the Company began operating on April 1, 2000 had $48,000 of ADMIN expense in 2000. The equipment leasing operations decreased ADMIN expense approximately $150,000 primarily from decreased costs of $135,000 in 2000 associated with relocating railcars. Corporate support services increased ADMIN expense approximately $184,000 primarily related to increased payroll expenses related to hiring and retaining support personnel

Depreciation and amortization expense increased $171,000 or 10%, to $1,934,000 compared to $1,763,000 in the prior year. Approximately $156,000 of the increase is related to the growth of the Company's railcar and locomotive fleet. This increase included an increase in depreciation and amortization expense of approximately $57,000 generated by the railroads operated by the Company in the year 2000 less a decrease in depreciation and amortization expense of approximately $44,000 as a result of the sale of the Minnesota Central Railroad on May 6, 1999. The Garden City Western Railway, which the Company began operating on April 29, 1999, had increased depreciation and amortization expense of $38,000 in 2000 and the Indiana Southwestern Railway Co., which the Company began operating on April 1, 2000 had $23,000 of depreciation and amortization expense in 2000. Corporate support services increased depreciation and amortization expense approximately $2,000.

Other Income and Expense Income Statement Line Item Discussion:

Interest income increased $34,000 to $44,000 from $10,000 in the prior year.

Interest expense increased $156,000 in 2000 to $1,572,000 compared to $1,416,000 in 1999. The sale of the Minnesota Central stock resulted in a $15,000 decrease in interest expense. The equipment leasing operations had an increase of approximately $162,000 in interest expense as a result of the financing of locomotive purchases. Other changes in interest expense relates to the financing activities for acquisitions offset by decreased interest expense as a result of the pay down of principal on other outstanding finance agreements.

In 2000, approximately $267,000 of lease income was generated by the Company's railroad operations from the granting of easements and leases for the use of railroad right of way property, compared to $251,000 of lease income in 1999, an increase of $16,000. The Company continues to place a strong emphasis on identifying and collecting revenues from third parties occupying Company property.

Net gain on sale of property and equipment decreased $1,453,000 in 2000 to $59,000 compared to $1,512,000 in 1999. In 2000 most of the gain is attributable to the sale of a locomotive and other miscellaneous equipment items. In 1999, $1,481,000 of income was attributable to the sale of 5.5 miles of railroad right-of-way and approximately $31,000 of income was attributable to the railroad equipment operations.

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

Other income decreased $26,000 in 2000 to $9,000 from $35,000 in the prior year. Other income and expense includes revenues generated from scrap sales, and other miscellaneous non-operating revenues and expenses, primarily generated by the Company's railroad operations.

Impact of New Accounting Pronouncements:

The Company is not aware of any recent accounting standard issued, but not yet required to be adopted by the Company, that would have a material effect on its financial position or results of operations.

Liquidity and Capital Resources:

The Company primarily uses cash generated from operations to fund working capital needs and relies on long-term financing for railcars, new operating subsidiaries, and other significant capital expenditures. The Company has working capital facilities totaling $1,100,000, all of which was available for use at the end of 2000.

On June 23, 2000, the Company entered into a credit agreement with National City Bank of Michigan/Illinois to provide a $5 million revolving acquisition line of credit for railroad acquisitions at a variable interest rate of prime plus 1%, renewable every 2 years. Amounts drawn on the line are amortized over a 10 year period. This credit line is secured by all non real estate assets of the Mississippi Central Railroad Co., the Alabama Railroad Co. and all non real estate assets of any company acquired using proceeds from the credit line.

Long-term equipment financing has historically been readily available to the Company for its railcar acquisition program. The Company believes it will be able to continue obtaining long-term equipment financing should the need arise. The Company's plans for new debt in the foreseeable future is contingent upon new railroad acquisitions and increased needs and/or opportunities for railcars.

On July 1, 1995, the Company's stock split and warrant issuance became payable to shareholders. The 2 for 1 stock split increased the number of shares issued and outstanding from 2,099,142 to 4,198,284. At the same time shareholders became entitled to purchase an additional 4,198,284 shares through stock warrants issued by the Company as dividends. One warrant was issued for each share of common stock held after the split, entitling the holder to purchase 1 share of common stock for $2.00 per share. The shares purchased through the exercise of the warrants must be held for 1 year from date of purchase. As of December 31, 2000, a total of 68,766 warrants originally issued had been exercised to date, and the Company realized $137,532 on the issuance of the warrants.

The Company granted 836,000 options to certain employees under its 1994 incentive stock option plan. As of December 31, 2000, the remaining 151,759 unexercised options under this plan have expired and no further options can be exercised under this plan.

On June 26, 1996, the Company's shareholders approved a stock option plan permitting the issuance of 407,000 shares of common stock. Options granted under the plan are incentive based except for the options granted to the CEO whose options are non-qualified. The options will be fully vested and will be exercisable as of July 1, 2001. The exercise date can be accelerated if Pioneer Railcorp common shares reach a closing price of $7.25 per share, or higher, for any consecutive 10-day period, as reported in the Wall Street Journal. The options will be exercisable at prices ranging from $2.75 to $3.03, based upon the trading price on the date of the grant, in whole or in part within 10 years from the date of grant. As of December 31, 2000, a total of 215,000 options are outstanding under this plan.

Pioneer Railcorp guarantees certain long-term debt obligations of the Minnesota Central Railroad Co. in connection with debt acquired as part of the initial asset purchase by the Minnesota Central Railroad Co. in 1994. Pioneer Railcorp remains as a guarantor on one note and could be required to repay the principal and accrued interest on the note if it is defaulted upon. The principal balance of the note as of December 31, 2000 was approximately $76,000.

In 1999, Pioneer Railcorp's Board of Directors authorized and approved the repurchase of up to one million shares (1,000,0000) of the Company's common stock. As of December 31, 2000, a total of 81,240 shares had been repurchased at a cost of $116,132. The Company plans to continue buying back its common stock but believes the repurchase will be on a more limited scope then previously anticipated due to capital requirements and the trading volume of the Company's stock.

The Company anticipates that the outcomes involving current legal proceedings will not materially affect the Company's consolidated financial position or results of operation.

The Company believes its cash flow from operations and its available working capital credit lines, will be more than sufficient to meet liquidity needs through at least 2001.

Balance Sheet and Cash Flow Items:

The Company generated net cash from operating activities of $974,000 in 2000 and $3.5 million in 1999. Net cash from operating activities for 2000 was generated from $746,000 of net income, $1,934,000 of depreciation and amortization, $352,000 of deferred income taxes, a decrease in income taxes payable of $558,000, a decrease in accounts payable of $1,676,000, and $176,000 net cash provided by changes in various other operating assets and liabilities. Net cash from operating activities for 1999 was generated from $1,212,000 of net income, $1,763,000 of depreciation and amortization, $325,000 of deferred income taxes, an increase in income taxes payable of $547,000, an increase in accrued expenses of $351,000, a loss on sale of subsidiary stock of $342,000, $429,000 net cash provided by changes in various other operating assets and liabilities, reduced by a gain on sale of property and equipment of $1,512,000.

In 2000, excluding assets recorded as a result of railroad acquisitions, the Company purchased approximately $3.1 million of fixed assets and capital improvements which included the purchase of approximately 150 railcars at a total cost of $1.1 million. In addition, $1.6 million of transportation equipment was capitalized in 2000 for the purchase of 22 locomotives. The Company capitalized approximately $45,000 of leasehold improvements on the Fort Smith Railroad in connection with some crossing and signal work. Capital expenditures for track totaled $135,000 in 2000. Other capital expenditures in 2000 include $88,000 for vehicles and equipment and $130,000 of other miscellaneous capital expenditures including railcar and locomotive betterments. The railcars and locomotive purchases were financed with long-term fixed rate financing. The remaining capital expenditures were funded through working capital.

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

On April 1, 2000, the Company through its wholly-owned subsidiary Indiana Southwestern Railway Co. (ISW) acquired, in a transaction accounted for by the purchase method of accounting, certain assets including all of the rail facilities owned or leased by the Evansville Terminal Railway Company (EVT). The line begins in Evansville, Indiana and is 23 miles in length. The primary commodities are grain, plastics and rail equipment. The total purchase price was $619,000 allocated to track assets. There was no goodwill recognized as a result of this transaction

Item 7.  Financial Statements

         The remainder of this page is intentionally left blank

                        Pioneer Railcorp and Subsidiaries

                          CONSOLIDATED Financial Report

                                December 31, 2000

                                    Contents

INDEPENDENT AUDITOR'S REPORT

FINANCIAL STATEMENTS
   Consolidated balance sheets
   Consolidated statements of income
   Consolidated  statements of stockholders' equity
   Consolidated  statements of cash flows
   Notes to consolidated financial statements

                          Independent Auditor's Report

To the Board of Directors
Pioneer Railcorp
Peoria, Illinois

We have audited the accompanying consolidated balance sheets of Pioneer Railcorp and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pioneer Railcorp and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP

Peoria, Illinois

February 15, 2001, except for Note 17,
      as to which the date is February 20, 2001

PIONEER RAILCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2000 and 1999

ASSETS                                                                                   2000            1999
-----------------------------------------------------------------------------------------------------------------
Current Assets
  Cash ...........................................................................   $    564,490    $  2,356,844
  Accounts receivable, less allowance for doubtful
    accounts 2000 $120,099; 1999 $186,998 ........................................      3,687,738       3,940,029
  Inventories ....................................................................        237,091         272,278
  Prepaid expenses ...............................................................         96,357          91,377
  Income tax refund claims .......................................................        206,915          94,449
  Deferred taxes .................................................................         59,800          91,800
                                                                                     ----------------------------
        Total current assets .....................................................      4,852,391       6,846,777

Investments, cash value of life insurance ........................................        156,702         131,503

Property and Equipment, net ......................................................     25,451,459      24,159,995

Intangible Assets, less accumulated amortization
  2000 $288,984; 1999 $239,846 ...................................................      1,091,403       1,122,489
                                                                                     ----------------------------

                                                                                     $ 31,551,955    $ 32,260,764
                                                                                     ============================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current maturities of long-term debt ...........................................   $  2,953,155    $  2,390,042
  Notes payable ..................................................................             --         810,000
  Accounts payable ...............................................................      2,307,663       3,983,617
  Accrued expenses ...............................................................        643,743         670,873
  Income taxes payable ...........................................................          4,099         561,697
                                                                                     ----------------------------
        Total current liabilities ................................................      5,908,660       8,416,229
                                                                                     ----------------------------

Long-Term Debt, net of current maturities ........................................     14,103,682      13,121,553
                                                                                     ----------------------------

Deferred Taxes ...................................................................      4,825,200       4,505,100
                                                                                     ----------------------------

Minority Interest in Subsidiaries ................................................      1,106,000       1,154,000
                                                                                     ----------------------------

Commitments and Contingencies (Note 11)

Stockholders' Equity
  Common stock, Class A (voting), par value $.001 per share, authorized 20,000,000 shares, issued 2000 4,612,517 shares;
    1999 4,611,217 shares ........................................................          4,612           4,611
    In treasury 2000 81,240 shares; 1999 19,000 shares ...........................            (81)            (19)
                                                                                     ----------------------------
    Outstanding 2000 4,531,277; 1999 4,592,217 ...................................          4,531           4,592
  Common stock, Class B (nonvoting), no par value,
    authorized 20,000,000 shares .................................................             --              --
  Additional paid-in capital .....................................................      2,044,041       2,042,042
  Retained earnings ..............................................................      3,559,841       3,017,248
                                                                                     ----------------------------
                                                                                        5,608,413       5,063,882
                                                                                     ----------------------------

                                                                                     $ 31,551,955    $ 32,260,764
                                                                                     ============================

See Notes to Consolidated Financial Statements.

PIONEER RAILCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2000 and 1999

                                                           2000            1999
-----------------------------------------------------------------------------------
Railway operating revenue ..........................   $ 14,771,656    $ 13,857,384
                                                       ----------------------------

Operating expenses
  Maintenance of way and structures ................      1,475,431       1,486,960
  Maintenance of equipment .........................      1,441,511       1,550,973
  Transportation ...................................      3,412,965       3,041,661
  General and administrative .......................      3,815,797       3,772,036
  Depreciation .....................................      1,884,571       1,699,593
  Amortization .....................................         49,138          63,531
                                                       ----------------------------
                                                         12,079,413      11,614,754
                                                       ----------------------------

        Operating income ...........................      2,692,243       2,242,630
                                                       ----------------------------

Other income (expenses)
  Interest income ..................................         43,685           9,652
  Interest expense .................................     (1,572,428)     (1,416,203)
  Lease income .....................................        266,776         251,278
  Gain on sale of property and equipment ...........         59,452       1,512,112
  Loss on sale of subsidiary .......................             --        (341,872)
  Other, net .......................................          9,100          34,524
                                                       ----------------------------
                                                         (1,193,415)         49,491
                                                       ----------------------------
        Income before provision for income taxes
        and minority interest in preferred stock
        dividends of consolidated subsidiaries .....      1,498,828       2,292,121

Provision for income taxes .........................        635,535         959,129
                                                        ---------------------------
        Income before minority interest in preferred
        stock dividends of consolidated subsidiaries        863,293       1,332,992

Minority interest in preferred stock dividends of
  consolidated subsidiaries ........................        117,710         120,515
                                                       ----------------------------

        Net income .................................   $    745,583    $  1,212,477
                                                       ============================

Basic earnings per common share ....................   $       0.16    $       0.26
                                                       ============================

Diluted earnings per common share ..................   $       0.16    $       0.26
                                                       ============================

See Notes to Consolidated Financial Statements.

PIONEER RAILCORP AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years Ended December 31, 2000 and 1999

                                        Common Stock
                                    ------------------------
                                       Class A (Voting)         Additional
                                    ------------------------      Paid-In        Retained
                                     Shares        Amount         Capital        Earnings
                                    -------------------------------------------------------
Balance at December 31, 1998 ..     4,610,597    $     4,610    $ 2,041,000     $ 1,934,978
 Common stock issued upon
   exercise of stock warrants .           620              1          1,042              --
  Dividends on common stock,
   $.0225 per share ...........            --             --             --        (103,748)
  Shares acquired in treasury
    for retirement ............       (19,000)           (19)            --         (26,459)
  Net income ..................            --             --             --       1,212,477
                                    -------------------------------------------------------
Balance at December 31, 1999 ..     4,592,217          4,592      2,042,042       3,017,248
  Common stock issued upon
    exercise of stock warrants          1,300              1          1,999              --
  Dividends on common stock,
    $.025 per share ...........            --             --             --        (113,398)
  Shares acquired in treasury
    for retirement ............       (62,240)           (62)            --         (89,592)
  Net income ..................            --             --             --         745,583
                                    -------------------------------------------------------
Balance at December 31, 2000 ..     4,531,277    $     4,531    $ 2,044,041     $ 3,559,841
                                    =======================================================

See Notes to Consolidated Financial Statements.

PIONEER RAILCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2000 and 1999

                                                                 2000           1999
----------------------------------------------------------------------------------------
Cash Flows From Operating Activities
  Net income ..............................................   $   745,583    $ 1,212,477
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Minority interest in preferred stock dividends of
      consolidated subsidiaries ...........................       117,710        120,515
    Depreciation ..........................................     1,884,571      1,699,593
    Amortization ..........................................        49,138         63,531
    (Increase) in cash value life insurance ...............       (25,199)       (19,155)
    (Gain) on sale of property and equipment ..............       (59,452)    (1,512,112)
    Loss on sale of stock of subsidiary ...................            --        341,872
    Deferred taxes ........................................       352,100        325,360
    Changes in assets and liabilities:
      (Increase) decrease in assets:
        Accounts receivable ...............................       252,291     (1,474,931)
        Income tax refund claims ..........................      (112,466)       (37,516)
        Inventories .......................................        35,187         59,563
        Prepaid expenses ..................................        (4,980)        93,347
      Increase (decrease) in liabilities:
        Accounts payable ..................................    (1,675,954)     1,686,222
        Accrued expenses ..................................       (27,130)       350,698
        Income taxes payable ..............................      (557,598)       547,491
                                                              --------------------------
        Net cash provided by operating activities .........       973,801      3,456,955
                                                              --------------------------

Cash Flows From Investing Activities
  Proceeds from sale of property and equipment ............       606,332      1,584,473
  Purchase of property and equipment ......................    (3,100,151)    (2,337,041)
  Intangible assets .......................................       (18,052)       (18,818)
  Acquisition of subsidiaries, net of cash acquired .......      (619,000)    (3,893,896)
  Proceeds from sale of subsidiary, net of cash distributed            --        (43,773)
                                                              --------------------------
        Net cash (used in) investing activities ...........    (3,130,871)    (4,709,055)
                                                              --------------------------

Cash Flows From Financing Activities
  Proceeds from short-term borrowings .....................     4,201,719      3,463,323
  Proceeds from long-term borrowings ......................     5,504,773      5,021,590
  Principal payments on short-term borrowings .............    (5,011,719)    (2,961,209)
  Principal payments on long-term borrowings ..............    (3,959,531)    (2,102,538)
  Proceeds from common stock issued upon exercise
    of stock warrants and options .........................         2,000          1,043
  Common stock dividend payments ..........................      (113,398)      (103,748)
  Preferred stock dividend payments to minority interest ..      (117,710)      (120,515)
  Purchase of common stock for the treasury ...............       (89,654)       (26,478)
  Repurchase of minority interest .........................       (48,000)       (32,000)
                                                              --------------------------
        Net cash provided by financing activities .........       368,480      3,139,468
                                                              --------------------------

                                  (Continued)

PIONEER RAILCORP AND SUBSIDIARIES

Years Ended December 31, 2000 and 1999

                                                                 2000            1999
                                                              --------------------------
        Net increase (decrease) in cash ...................   $(1,792,354)   $ 1,887,368

Cash, beginning of year ...................................     2,356,844        469,476
                                                              --------------------------
Cash, end of year .........................................   $   564,490    $ 2,356,844
                                                              ==========================

Supplemental Disclosures of Cash Flow Information
  Cash payments for:
    Interest ..............................................   $ 1,563,463    $ 1,405,846
                                                              ==========================

  Income taxes (net of refunds 2000 $65,370; 1999 $3,403) .   $   953,499    $   123,794
                                                              ==========================

Supplemental Disclosures of Noncash Investing Information
  Railroad acquisitions:
    Fair value of assets acquired, principally property and
      equipment ...........................................   $   619,000    $ 5,745,331
    Less liabilities assumed, principally deferred income
      taxes ...............................................            --      1,845,331
                                                              --------------------------
    Cash paid .............................................       619,000      3,900,000
    Less cash acquired ....................................            --          6,104
                                                              --------------------------
        Net cash paid for stock acquisitions ..............   $   619,000    $ 3,893,896
                                                              ==========================

Sale of stock of railroad subsidiary:
  Assets disposed of including cash .......................   $        --    $ 1,877,449
  Less cash transferred to buyer ..........................            --         43,774
                                                              --------------------------
    Assets disposed of, net of cash .......................            --      1,833,675
  Less liabilities forgiven ...............................            --      1,491,802
                                                              --------------------------
    Loss before proceeds from sale of stock ...............            --        341,873
  Cash proceeds from sale of stock ........................            --              1
                                                              --------------------------
        Net loss on sale of stock of subsidiary ...........   $        --    $   341,872
                                                              ==========================
Increase in cash value of life insurance over
  premiums paid ...........................................   $    25,199    $    19,155
                                                              ==========================

See Notes to Consolidated Financial Statements.

PIONEER RAILCORP AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Note 1.  Nature of Business and Significant Accounting Policies

Nature of business: Pioneer Railcorp is the parent company of fourteen short-line common carrier railroad operations, an equipment leasing company, a subsidiary which owns an airplane, and two service com-panies. Pioneer Railcorp and its subsidiaries (the "Company") operate in the following states: Alabama, Arkansas, Kansas, Illinois, Indiana, Iowa, Michigan, Mississippi, and Tennessee.

The Company's subsidiaries include the following:

  West Michigan Railroad Co.             Keokuk Junction Railway Co. and its subsidiary,
  Vandalia Railroad Company                Keokuk Union Depot Company
  Decatur Junction Railway Co.           Michigan Southern Railroad Company and its subsidiary,
  Alabama & Florida Railway Co., Inc.      Michigan Southern Railroad Co., Inc.
  Mississippi Central Railroad Co.       The Garden City Western Railway, Inc.
  Alabama Railroad Co.                   Indiana Southwestern Railway Co.
  Fort Smith Railroad Co.                Shawnee Terminal Railway Company
  Pioneer Railroad Equipment Co., Ltd.   Pioneer Resources, Inc.
  Pioneer Air, Inc.                      Pioneer Industrial Railway Co.
  Pioneer Railroad Services, Inc.        Midwest Terminal Railway Company (inactive)

Pioneer Railroad Equipment Co., Ltd. holds title to a majority of the Company's operating equipment, and Pioneer Air, Inc. owns an airplane utilized by the Company for business purposes. Pioneer Railroad Services, Inc. provides management, administrative and agency services to the Company's subsidiary railroads. Pioneer Resources, Inc. holds title to certain real estate adjacent to one of the Company's rail- roads. All other subsidiaries are short-line common carrier railroad operations.

Significant accounting policies:

Principles of consolidation: The consolidated financial statements include the accounts of Pioneer Railcorp and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and cash equivalents: For the purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. There are no cash equivalents as of December 31, 2000 and 1999. Periodically throughout the year, the Company has amounts on deposit with financial institutions that exceed the depository insurance limits. The Company has not experienced any loss as a result of those deposits and does not expect any in the future.

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

Property and equipment: Property and equipment is stated at cost. Depreciation is generally computed on a straight-line basis over the following estimated useful lives:

                                                                          Years
                                                                         -------
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

The Company reviews applicable assets on a quarterly basis to determine potential impairment by comparing carrying value of underlying assets with the anticipated future cash flows and does not believe that impairment exists as of December 31, 2000 and 1999.

Intangible assets: Intangible assets consist principally of goodwill which is being amortized by the straight-line method over periods ranging from five to forty years. The Company reviews intangible assets quarterly by subsidiary to determine potential impairment by comparing the carrying value of the intangible with the undiscounted anticipated future cash flows of the related property before income taxes and management fees generated by Pioneer Railroad Services, Inc. If future cash flows are less than the carrying value, the Company will determine the fair market value of the property and adjust the carrying value of the intangibles if the fair market value is less than the carrying value. The Company does not believe that impairment exists as of December 31, 2000 and 1999.

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

Government grants: From time to time, the Company, through its subsidiary railroads, enters into agree- ments with state agencies in the form of federal or state aid projects or grant agreements which are designed to aid the Company with labor, material, and other costs relating to the rehabilitation and repair of track and bridge structures belonging to the Company. As of December 31, 2000, all amounts relative to these agreements have been received and satisfied in full.

The grant funds are applied as a reduction of the related capital additions for rehabilitating and repair of the applicable track and bridge structures in determining the carrying value of the assets. The grant is recognized as income by way of reduced depreciation charges over the estimated useful lives of the underlying property and equipment.

Self-insurance: The Company self-insures a portion of the risks associated with medical expenses incurred by its employees and their dependents. Under the terms of the self-insurance agreement, the Company is responsible for the first $20,000 of qualifying medical expenses per person on an annual basis, limited to an aggregate excess amount computed under the terms of the insurance contract using specified participant rates. An insurance contract with a life insurance company covers individual claims in excess of $20,000 on an annual basis and total claims exceeding the aggregate excess, subject to a maximum lifetime reimbursement of $2,000,000 per person.

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

Note 2.  Property and Equipment

Property and equipment consist of the following:

                                                            December 31,
                                                   -----------------------------
                                                      2000               1999
                                                   -----------------------------

Land .......................................       $ 2,979,438       $ 2,979,438
Roadbed ....................................         9,801,433         9,135,967
Transportation equipment ...................         4,766,477         2,815,931
Railcars ...................................        12,918,626        11,730,121
Buildings ..................................         1,449,526         1,397,636
Machinery and equipment ....................         1,412,644         1,420,363
Office equipment ...........................           477,987           441,110
Leasehold improvements .....................           252,684           210,247
Capital projects ...........................           301,987         1,271,914
                                                   -----------------------------
                                                    34,360,802        31,402,727
Less accumulated depreciation ..............         8,909,343         7,242,732
                                                   -----------------------------
                                                   $25,451,459       $24,159,995
                                                   =============================

Note 3.  Pledged Assets, Notes Payable, and Long-Term Debt

The Company has a $5 million master credit facility with National City Bank, Peoria, Illinois, to provide a revolving acquisition line of credit. This facility is collateralized by commercial pledges and security agreements of various subsidiaries, certain transportation equipment, and other tangible and intangible assets. The interest rate is adjustable at 1.0% over the bank's prime rate (10.5% at December 31, 2000). Amounts drawn on the master line are characterized as separate notes that must generally be repaid monthly over periods of up to ten years. The Company's outstanding borrowings classified as long-term under this line of credit totaled $600,011 and $1,453,263 as of December 31, 2000 and 1999, respectively. The $1,453,263 note was refinanced under a separate long-term note payable during fiscal 2000. The $600,011 note is due June 2002. As of December 31, 1999, the Company also had a $810,000 current note payable under the $5 million credit facility which was refinanced under a separate long-term note payable during fiscal year 2000.

The Company had a $100,000 line of credit with Citizens Bank and Trust Company, Chillicothe, Missouri, that expired July 2000. The Company had no outstanding balance under this line of credit as of December 31, 1999.

The Company has a $600,000 and a $500,000 line of credit with National City Bank, Peoria, Illinois, each bearing interest at prime, as published in The Wall Street Journal, plus .5%, collateralized by accounts receivable and general intangibles of certain subsidiaries. The Company had no outstanding balance under either of these lines of credit as of December 31, 2000 and 1999.

Long-term debt at December 31, 2000 and 1999, consists of the following:

                                                                       2000          1999
                                                                    -------------------------
Note payable under master line of credit agreement with
  National City Bank, due in monthly installments of $8,300
  including interest at 1.0% over the bank's prime rate
  (10.5% at December 31, 2000), final payment due June
  2002, collateralized by real estate, rail facilities, and other
  assets of Indiana Southwestern Railway Co. ....................   $   600,011   $        --
Note payable, National City Bank, due in monthly principle
  installments of $7,424 through July 2001, with annual
  increases therafter, plus interest at the bank's LIBOR
  rate plus 2.25% adjusted monthly (8.91% at December 31,
  2000), final installment due July 2005, collateralized by
  real estate, rail facilities, and other assets of Garden City
  & Western Railway, Inc. .......................................     1,387,654            --
Note payable, National City Bank, due in monthly principle
  installments of $18,226 through July 2001, with annual
  increases thereafter, plus interest at the bank's LIBOR
  rate plus 2.25% adjusted monthly (8.91% at December 31,
  2000), final installment due July 2005, collateralized by
  locomotives ...................................................     1,983,870            --
Note payable, Bank of America Leasing & Capital, due in
  monthly installments of $22,825, including intrest at 9.65%,
  final installment due June 2007, collateralized by railcars ...     1,318,697            --
Note payable, National City Bank, due in monthly install-
  ments of $30,830 including interest at 8.375%, final
  installment due May 2004, collateralized by the assets
  of the Michigan Southern Railroad Company and
  Michigan Southern Railroad Company, Inc. ......................     2,235,117     2,406,715
Mortgage payable, National City Bank, due in monthly
  installments of $4,049 including interest at 9.75%. The
  interest rate is adjustable every five years and is presently based on the Bank's base rate plus 1.5% as of October 31,
  1999. Final installment due June 2008, collateralized by
  Pioneer Railcorp's corporate headquarters building ............       372,410       383,958
Mortgage payable, National City Bank, due in monthly
  installments of $18,700, including interest at 8.375%
  through May 2004 when the rate will be adjusted, final
  installment due January 2007, collateralized by real estate rail facilities, and other assets of Alabama & Florida
  Railway Co., Inc. .............................................     1,041,422     1,170,613
Notes payable, Wells Fargo Equipment, due in monthly
  installments from $3,071 to $24,018 including interest
  ranging from 7.26% to 9.00%, final installments due
  June 2004 to May 2006, collateralized by railcars .............     1,811,385     2,146,401
                                                                    -------------------------
        Balance carried forward .................................   $10,750,566   $ 6,107,687
                                                                    -------------------------

Note 3.       Pledged Assets, Notes Payable, and Long-Term Debt (Continued)

                                                                   2000          1999
                                                                -------------------------
        Balance brought forward .............................   $10,750,566   $ 6,107,687
Note payable, Keycorp, due in monthly installments of
  $22,744, including interest at 8.86%, final installment
  due December 2003, collateralized by railcars .............       716,356       916,105
Note payable, Bank of America, due in monthly installments
  of $23,305, including interest at 8.75%, final
  installment due December 2002, collateralized by railcars .       511,708       736,060
Note payable, National City Bank, due in monthly
  installments of $37,235, including interest at 8.375%
  through May 2004 when the rate will be adjusted, final
  installment due December 2008, collateralized by Keokuk
  Junction Railway Co. stock and assets .....................     2,355,553     2,591,359
Notes payable, Center Capital Corporation, due in monthly
  installments from $1,402 to $5,202 including interest from
  8.90% to 9.75%, final installments due from January 2002
  to April 2005, collateralized by 70 ton box cars ..........       444,934       547,586
Note payable, Pullman Bank & Trust Company, due in
  monthly installments of $4,933, including interest at
  9.45%, final installment due December 2004, collateralized
  by covered hoppers ........................................       195,986       233,817
Note payable, Fifth Third Leasing, due in monthly
  installments of $39,286, including interest at 8.29%, final installment due May 2003, collateralized by locomotives,
  boxcars, covered hoppers, and gondolas ....................     1,029,426     1,398,524
Notes payable, United Capital, due in monthly installments
  of $32,763, and $12,028 including interest at 8.38% and
  7.63%, final installments due May 2002 and December
  2004, collateralized by railcars ..........................     1,018,178     1,454,383
Noninterest-bearing note payable, State of Mississippi,
  due in annual installments of $3,792, final installment
  due February 2009, collateralized by track structure ......        34,130        37,922
Various notes payable, due in monthly installments from
  $417 to $573, including interest ranging from 9.50% to
  10.25%, installments due through December 2000,
  collateralized by vehicles and railcars ...................            --        34,889
Note payable under master line of credit agreement with
  National City Bank, due in monthly installments of $18,900 including interest at 9.5%, final payment due June 2001,
  collateralized by real estate, rail facilities, and other
  assets of Garden City & Western Railway , Inc. ............
  (refinanced in 2000) ......................................            --     1,453,263
                                                                -------------------------
                                                                 17,056,837    15,511,595
Less current portion ........................................     2,953,155     2,390,042
                                                                -------------------------
                                                                $14,103,682   $13,121,553
                                                                =========================

Aggregate maturities required on long-term debt as of December 31, 2000, are due in future years as follows:

Years ending December 31:                     Amount
------------------------------------------------------
  2001 ..............................      $ 2,953,155
  2002 ..............................        3,492,400
  2003 ..............................        2,469,054
  2004 ..............................        3,578,512
  2005 ..............................        2,862,642
  Thereafter ........................        1,701,074
                                           -----------
                                           $17,056,837
                                           ===========

Note 4.  Income Tax Matters

The Company and all but two of its subsidiaries file a consolidated federal income tax return. Those two subsidiaries file separate federal income tax returns.

The provision for income taxes charged to operations for the years ended December 31, 2000 and 1999, was as follows:

                                                     2000                 1999
                                                   -----------------------------
Current:
  Federal ............................             $223,814             $549,067
  State ..............................               59,621               84,702
                                                   -----------------------------
                                                    283,435              633,769
                                                   -----------------------------
Deferred:
  Federal ............................              307,943              296,660
  State ..............................               44,157               28,700
                                                   -----------------------------
                                                    352,100              325,360
                                                   -----------------------------

                                                   $635,535             $959,129
                                                   =============================


The income tax provision differs from the amount of income tax determined by applying the federal income tax rate to pretax income from operations for the years ended December 31, 2000 and 1999, due to the following:

                                                             2000     1999
                                                             --------------

Computed "expected" tax expense .........................    35.0%    35.0%
Increase in income taxes resulting from:
  State income taxes, net of federal tax benefit ........     4.6      3.3
  Goodwill amortization .................................     1.1       .7
  Other .................................................     1.7      2.8
                                                             --------------
                                                             42.4%    41.8%
                                                             ==============


Deferred tax assets and liabilities consist of the following components as of December 31, 2000 and 1999:

                                                    2000                 1999
                                                -------------------------------
Deferred tax assets:
  AMT credit carryforwards .............        $   983,200         $   869,800
  NOL carryforwards ....................            180,000             391,100
  Deferred compensation ................             47,800              44,600
  Other ................................             59,800              91,800
                                                -------------------------------
                                                  1,270,800           1,397,300
Deferred tax liabilities:
  Property and equipment ...............         (6,036,200)         (5,810,600)
                                                -------------------------------
                                                $(4,765,400)        $(4,413,300)
                                                ===============================


The components giving rise to the deferred tax assets and liabilities described above have been included in the consolidated balance sheets as of December 31, 2000 and 1999, as follows:

                                                       2000             1999
                                                   ----------------------------

Current deferred tax assets ..................     $    59,800      $    91,800
Net noncurrent deferred tax liabilities ......      (4,825,200)      (4,505,100)
                                                   ----------------------------
Net deferred tax liability ...................     $(4,765,400)     $(4,413,300)
                                                   ============================

The Company and its subsidiaries have Alternative Minimum Tax (AMT) credit carryforwards of approximately $983,000 and $870,000 at December 31, 2000 and 1999, respectively. This excess of AMT over regular tax can be carried forward indefinitely to reduce future federal income tax liabilities. Certain subsidiaries of the Company also have net operating loss carryforwards totaling approximately $326,000 at December 31, 2000, which can be used to offset future taxable income of those subsidiaries. Net operating loss carryforwards expire as follows:

Years ending December 31:                                                Amount
--------------------------------------------------------------------------------

2012 .............................................                     $ 141,000
2018 .............................................                       185,000
                                                                       ---------
                                                                       $ 326,000
                                                                       =========

Note 5.  Retirement Plan

The Company has a defined contribution 401(k) plan covering substantially all employees. Employees are eligible to participate in the plan upon employment and may elect to contribute, on a tax deferred basis, the lesser of 15% of their salary, or $10,500. Company contributions are discretionary. Company contributions, at the rate of 50% of the first 8% of each employee's contributions, were made to the plan through September 30, 1999, at which time management elected to discontinue making future Company contributions. Expenses under the plan were $5,000 and $38,000 for the years ended December 31, 2000 and 1999, respectively.

Note 6.  Deferred Compensation Agreements

The Company has deferred compensation agreements with two former Keokuk Junction Railway Co. employees. The agreements provide monthly benefits for 15 years beginning with the month immediately following the employees' normal retirement date, as defined in the agreements. If an employee terminates employment with the Company for any reason other than death prior to the employees' normal retirement date, benefits are rendered on a pro rata basis. The Company has recorded the $124,000 and $116,000 present value of the estimated liability under the agreements as of December 31, 2000 and 1999, respectively, using a discount rate of 7%. Deferred compensation expense totaled $8,000 and $24,000 for the years ended December 31, 2000 and 1999, respectively. Note 7. Stock Options and Warrants

The Company's accounting for stock options and warrants is in accordance with APB Opinion No. 25 and related interpretations which generally requires that the amount of compensation cost that must be recognized, if any, is the quoted market price of the stock at the measurement date, less the amount the grantee is required to pay to acquire the stock. Alternatively, SFAS 123 employs fair value based measurement and generally results in the recognition of compensation for all awards of stock to employees. SFAS 123 does not require an entity to adopt those provisions, but, rather, permits continued application of APB 25. While the Company has elected not to adopt the recognition and measurement provisions of SFAS 123, it is required to make certain disclosures pursuant to SFAS 123.

On April 12, 1994, the Board of Directors approved a stock option plan (the 1994 plan) under which the Company granted options to key management, other employees, and outside directors for the purchase of 760,000 shares of its common stock. The plan was approved by the Company's stockholders on June 11, 1994. The options became exercisable when the Company's stock reached a $4 trading price for a ten day period in July 1995, as specified in the stock option plan. The exercise price is equal to the trading price on the date of the grants and ranges from $3.56 to $3.92 per share. Since the target price was reached by December 31, 1995, in accordance with the provisions of the plan, additional options for 76,000 shares were granted. The exercise price for these options is equal to or greater than the trading price on the date of the grants and ranges from $4.00 to $4.40 per share. As of December 31, 2000, all options under the 1994 plan had expired.

On May 28, 1996, the Board of Directors approved a stock option plan (the 1996 plan) under which the Company granted options to key management, other employees, and outside directors for the purchase of 407,000 shares of its common stock. The plan was approved by the Company's stockholders on June 26, 1996. The options become fully vested and exercisable as of July 1, 2001, except that the vesting and exercise date are accelerated to the tenth consecutive business day that the Company's stock trades at a price of at least $7.25. Vested options may be exercised in whole or in part within 10 years from the date of grant. The exercise price for these options ranges from $2.75 to $3.03, based upon the trading price on the date of the grant. As of December 31, 2000, 215,000 options are still outstanding under the 1996 plan.

Note 7.       Stock Options and Warrants (Continued)

Other pertinent information related to the plans is as follows:

                                           2000                1999
                                   --------------------- ---------------------
                                               Weighted-             Weighted-
                                               Average               Average
                                               Exercise              Exercise
                                    Shares      Price     Shares      Price
                                   -------------------------------------------

Outstanding at beginning of year    366,759    $  3.22   436,759     $  3.13
Forfeited ......................   (151,759)      3.74   (70,000)       2.68
Exercised ......................         --         --        --          --
                                   -----------------------------------------
Outstanding at end of year .....    215,000    $  2.85   366,759     $  3.22
                                   =========================================

Exercisable at end of year .....         --              151,759
                                   ========              =======

A further summary about stock options outstanding as of December 31, 2000, is as follows:

                                    Options Outstanding           Options Exercisable
                            ----------------------------------   ---------------------
                                          Weighted-
                                           Average    Weighted                Weighted
                                          Remaining   Average                  Average
                              Number     Contractual  Exercise     Number     Exercise
Range of Exercise Prices    Outstanding      Life      Price     Exercisable    Price
--------------------------------------------------------------------------------------
$2.75 - $3.03                 215,000     5.4 years    $ 2.85           -     $     --

Had compensation cost for the stock-based compensation plans been determined based on the grant date fair values of awards (the method described in FASB Statement No. 123) reported net income, and earnings per common share would have been reduced to the proforma amounts shown below:

                                                    2000        1999
                                                  ----------------------
Net income:
  As reported ..............................      $ 745,583   $1,212,477
  Proforma .................................      $ 683,723   $1,150,477

Basic earnings per common share:
  As reported ..............................      $    0.16   $     0.26
  Proforma .................................      $    0.15   $     0.25

Diluted earnings per common share:
  As reported ..............................      $    0.16   $     0.26
  Proforma .................................      $    0.15   $     0.25

On June 24, 1995, the Company issued 4,198,284 warrants to stockholders of record as a dividend. Each warrant permits stockholders a right to purchase an additional share of stock at a predetermined price of $2 per share. Stock acquired by exercise of each warrant must be held for a one year period of time. The warrants expire July 1, 2015. There are 4,129,720 and 4,130,420 warrants outstanding as of December 31, 2000 and 1999, respectively.

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

The total approximate minimum rental commitment as of December 31, 2000, required under noncancelable leases, and excluding executory costs and per car rentals, is due in future years as follows:

Years Ending December 31:                                     Amount
---------------------------------------------------------------------
  2001  ...........................................          $ 45,000
  2002  ...........................................            42,000
  2003  ...........................................            42,000
  2004  ...........................................            42,000
  2005  ...........................................            42,000
  Thereafter ......................................           191,000
                                                             --------
                                                             $404,000
                                                             ========

The total rental expense under the leases was approximately $144,000 and $154,000 for the years ended December 31, 2000 and 1999, respectively.

Note 9.  Major Customer

Revenue earned from a major railroad segment customer amounted to approximately $2,762,000 and $2,824,000 during the years ended December 31, 2000 and 1999, respectively. Accounts receivable as of December 31, 2000 and 1999, include approximately $351,000 and $529,000, respectively, from this customer.

Note 10. Minority Interest in Subsidiaries

Three of the Company's subsidiaries have preferred stock outstanding. This stock is accounted for as minority interest in subsidiaries and dividends on the stock are accounted for as a current expense.

Following is a summary of the minority interest in subsidiaries as of December 31, 2000 and 1999:

                                                                  2000        1999
                                                               -----------------------
Preferred stock of Alabama Railroad Co. ....................
  Par value - $1,000 per share
  Authorized - 700 shares
  Issued and outstanding - 406 and 409 shares (cumulative
    12% dividend; callable at Company's option at 150% of
    face value) at December 31, 2000 and 1999, respectively    $  406,000   $  409,000
Preferred stock of Alabama & Florida Railway Co., Inc. .....
  Par value - $1,000 per share
  Authorized - 500 shares
  Issued and outstanding - 367 and 406 shares (cumulative
    9% dividend; callable at Company's option after
    June 22, 1995, at 150% of face value) at December 31,
    2000 and 1999, respectively ............................      367,000      406,000
Preferred stock of Mississippi Central Railroad Co. ........
  Par value - $1,000 per share
  Authorized - 1,000 shares
  Issued and outstanding - 333 and 339 shares (cumulative
    10% dividend; convertible at a rate of $10 per common
    share, callable at Company's option after March 1, 1996,
    at 110% of face value) at December 31, 2000 and 1999,
    respectively ...........................................      333,000      339,000
                                                               -----------------------
                                                               $1,106,000   $1,154,000
                                                               =======================

Note 11. Commitments and Contingencies

Commitments: In December 1999, the Company entered into a two-year extension of an existing executive employment contract with the Company's president. The two-year extension provides for a base salary with an annual inflation adjustment based upon the Consumer Price Index. Should the Company acquire or form additional railroads, the base salary will increase $25,000 for the acquisition of railroads of 125 miles or less, and $50,000 for railroads over 125 miles. Should the president's employment be terminated, the contract requires a lump sum payment equal to three years of his then current salary. Should the president retire, he is entitled to accept a consulting position with the Company whereby he would be compensated the equivalent of one year's salary for the consulting services rendered, or retire outright with no retirement benefits from the Company.

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

The Company was awarded grants totaling $722,097 in 1998 for the repair and rehabilitation of certain railroad track and related structures the Company owns in Alabama. The Company's obligations under the grants expire five years after the completion of the repairs. In the unlikely event the Company should discontinue using the underlying track prior to the expiration of the aforementioned commitment period, the Company is contingently liable to repay the full value of awarded funds pursuant to the grants. The repair and rehabilitation of the track and related structures was completed in the fiscal year ended December 31, 1999.

The Company is contingently liable as a guarantor on an outstanding loan payable to the U.S. Small Business Administration. The $76,000 loan is the primary responsibility of the Minnesota Central Railroad Co. (Minnesota Central), which the Company sold in 1999; however, the Company had guaranteed the debt prior to the sale of the Minnesota Central.

Note 12. Earnings Per Share

Following is information about the computation of the earnings per share (EPS) data for the years ended December 31, 2000 and 1999:


                                              Income       Shares      Per Share
                                            (Numerator) (Denominator)    Amount
                                            ------------------------------------
                                            For the Year Ended December 31, 2000
Basic EPS

Income available to common stockholders .   $  745,583   $4,539,379     $   0.16
                                                                        ========
Effect of Dilutive Securities
Employee stock options ..................           --           --
                                            -----------------------
Diluted EPS
Income available to common stockholders
  plus assumed conversions ..............   $  745,583   $4,539,379     $   0.16
                                            ====================================

                                            For the Year Ended December 31, 1999
                                            ------------------------------------
Basic EPS
Income available to common stockholders .   $1,212,477   $4,610,439     $   0.26
                                                                        ========
Effect of Dilutive Securities
Employee stock options ..................           --           --
                                            -----------------------
Diluted EPS
Income available to common stockholders
  plus assumed conversions ..............   $1,212,477   $4,610,439     $   0.26
                                            ====================================

The Company has authorized the issuance of stock warrants and granted options to employees to purchase shares of common stock as discussed in Note 7. In determining the effect of dilutive securities, certain stock warrants and options were not included in the computation of diluted earnings per share because the exercise price of those warrants and options exceeded the average market price of the common shares during the applicable year. Note 13. Common Stock Repurchase

During the year ended December 31, 1999, the Company's Board of Directors approved a plan to begin repurchasing shares of the Company's common stock from stockholders. During 2000 and 1999, the Company repurchased 62,240 and 19,000 shares of common stock at an average price of approximately $1.43 and $1.39 per share, respectively, for a cost of $89,654 in 2000 and $26,478 in 1999.

The common stock repurchased is accounted for as treasury stock in the Company's 2000 and 1999 consolidated balance sheets and statements of stockholders' equity. As such, treasury shares held reduce the number of shares of common stock outstanding as of December 31, 2000 and 1999, and the value of the treasury stock reduces stockholders' equity. The excess of the purchase price of the treasury stock over the par value of the stock of $89,592 and $26,459 was charged to retained earnings as of December 31, 2000 and 1999, respectively.
Note 14. Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

     The carrying value of cash, cash value of life insurance, notes payable, and variable rate long-term debt approximates fair value.

     The remaining carrying value of fixed rate long-term debt collectively approximates fair value based upon the similarity of interest rates negotiated on debt instruments in 2000 and 1999 as compared to existing interest rates.

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

Factors management used to identify the reportable segment: Pioneer Railcorp's reportable segments consists of wholly-owned short line railroad subsidiaries that offer similar services and a railroad equip- ment subsidiary that leases railcars, locomotives, and other railroad equipment to affiliated and unaffiliated entities. The corporate operations consist of support services provided to the operating segments.

                                                                For Year Ended December 31,
                                                                ----------------------------
                                                                    2000            1999
                                                                ----------------------------
Segment Assets
  Railroad operations .......................................   $ 17,612,933    $ 18,394,208
  Equipment leasing operations ..............................     13,031,695      11,558,068
  Corporate support services ................................        907,327       2,308,488
                                                                ----------------------------
        Total consolidated segment assets ...................   $ 31,551,955    $ 32,260,764
                                                                ============================

Expenditures for additions to long-lived assets
  Railroad operations
    Purchases ...............................................   $    215,744    $    128,005
    Acquired through purchase of subsidiaries ...............        619,000       5,614,510
  Equipment leasing operations ..............................      2,876,766       2,176,434
  Corporate support services ................................          7,641          32,602
                                                                ----------------------------
        Total expenditures for additions to long-lived assets   $  3,719,151    $  7,951,551
                                                                ============================

Revenues

Revenues from external customers
  Railroad operations .......................................   $ 11,634,662    $ 11,146,579
  Equipment leasing operations ..............................      3,120,139       2,678,305
  Corporate support services ................................         16,855          32,500
                                                                ----------------------------
        Total revenues from external customers ..............   $ 14,771,656    $ 13,857,384
                                                                ============================

Intersegment revenues
  Railroad operations .......................................   $       --      $       --
  Equipment leasing operations ..............................        393,900         392,700
  Corporate support services ................................      6,318,783       5,933,463
                                                                ----------------------------
        Total intersegment revenues .........................   $  6,712,683    $  6,326,163
                                                                ============================

Total revenue ...............................................   $ 21,484,339    $ 20,183,547

Reconciling items
  Intersegment revenues .....................................     (6,712,683)     (6,326,163)
                                                                ----------------------------
        Total consolidated revenues .........................   $ 14,771,656    $ 13,857,384
                                                                ============================

                                                     For Year Ended December 31,
                                                     ---------------------------
                                                        2000            1999
                                                     ---------------------------
Expenses

Interest expense
  Railroad operations ............................   $    95,251    $   120,143
  Equipment leasing operations ...................       821,467        659,359
  Corporate support services .....................       655,710        636,701
                                                     --------------------------
        Total consolidated interest expense ......   $ 1,572,428    $ 1,416,203
                                                     ==========================

Depreciation and amortization expense
  Railroad operations ............................   $   712,857    $   701,634
  Equipment leasing operations ...................     1,129,992        972,868
  Corporate support services .....................        90,860         88,622
                                                     --------------------------
        Total consolidated depreciation and
        amortization expense .....................   $ 1,933,709    $ 1,763,124
                                                     ==========================

Segment profit
  Railroad operations ............................   $ 4,843,851    $ 4,559,919
  Equipment leasing operations ...................     1,686,778      1,271,247
  Corporate support services .....................     2,874,297      2,737,627
                                                     --------------------------
        Total segment profit .....................     9,404,926      8,568,793

Reconciling items
  Intersegment revenues ..........................    (6,712,683)    (6,326,163)
  Income taxes ...................................      (635,535)      (959,129)
  Minority interest in preferred stock dividends
    of subsidiaries ..............................      (117,710)      (120,515)
  Other income (expense), net ....................    (1,193,415)        49,491
                                                     --------------------------
        Total consolidated net income ............   $   745,583    $ 1,212,477
                                                     ==========================

Note 16. Purchases and Disposition of Railroad Facilities

On April 1, 2000, the Company, through its wholly-owned subsidiary Indiana Southwestern Railway Co., acquired for $619,000 certain assets, including all of the rail facilities owned or leased by the Evansville Terminal Railway Company, in a transaction accounted for by the purchase method of accounting. The fair value of the assets acquired of $619,000 was allocated to the track assets acquired. The operating results of the acquired company have been included in the consolidated statement of income since the date of acquisition. The Company financed this acquisition with $615,000 of long-term borrowings.

Effective January 6, 1999, the Company, through its wholly-owned subsidiary, Michigan Southern Railroad Company, exercised its option to purchase the common stock of Michigan Southern Railroad Co., Inc. for $2,400,000 cash in a transaction accounted for using the purchase method. Accordingly, the operating results of the acquired company have been included in the consolidated statement of income since the date of acquisition.

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

Unaudited pro forma consolidated results of operations for the years ended December 31, 2000 and 1999, as though the aforementioned acquisitions had occurred as of January 1, 1999, follows:

                                                    2000                 1999
                                                 -------------------------------

Railway operating revenue ..............         $14,806,081         $14,274,678
Net income .............................             713,715           1,106,209
Earnings per common share ..............                0.16                0.24

The above amounts reflect adjustments for amortization of goodwill, additional depreciation on revalued purchased assets, and interest on borrowed funds.

Effective May 6, 1999, the Company entered into an agreement whereby it sold the common stock of the Minnesota Central Railroad Co. for $1. The subsidiary had historically generated net losses, thus manage- ment decided to dispose of it in 1999. The Company recognized a loss of $341,872 associated with this sale.

Note 17. Subsequent Event

On February 20, 2001, the Company through its wholly-owned subsidiary Gettysburg & Northern Railroad Co. acquired all of the railroad assets of the former
Gettysburg Railway, Inc. and the Gettysburg Scenic Railway for cash of $1,600,000 in a transaction to be accounted for using the purchase method of accounting. The acquisition was financed with $1,600,000 borrowings against the Company's $5 million master credit facility.

Item 8. Changes In and Disagreements With Accountants on Accounting Financial Disclosure

        None.

PART III

Item 9.  Directors and Executive Officers of the Registrant

Set forth below are the names and ages of all the directors and executive officers of the Registrant and the positions and offices held by such persons as of December 31, 2000.

    Name (Age)                               Position
-------------------------------------------------------------------

Guy L. Brenkman (53)                Director (Chairman) & President
Orvel L. Cox (58)                   Director
Timothy F. Shea (52)                Director
John S. Fulton (68)                 Director
J. Michael Carr (36)                Director & Treasurer
Daniel A. LaKemper (43)             Secretary
Scott Isonhart  (34)                Assistant Secretary

All of the above Directors and Officers were elected at the Annual Meeting of the Stockholders (and the board meeting which followed) on June 20, 2000 to serve until the next annual meeting. There is no family relationship between any officer or director.

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

Mr. Cox, Director, also serves as same for each of the Company's subsidiaries and Vice President of Mechanical for same. Mr. Cox has 41 years of active railroading experience with 31 of those years working for Class I railroads. Mr. Cox has been a director and officer of Pioneer Railcorp since its inception and has been involved in all phases of the development and growth of the Company.

Timothy F. Shea, Director, was elected to the board in 1997. Mr Shea owns Shea Property Management in Peoria, Illinois, and has been a real estate property manager since 1984. Mr. Shea has a BS-Business Management from Bradley University, Peoria, Illinois.

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

Item 10.  Executive Compensation

Summary Compensation Table
--------------------------

                             Annual
                          Compensation     Long Term Compensation
                         ---------------  ------------------------
                                          Restricted
Name &                                      Stock                      Other
Position                 Year    Salary     Award     Options/SARs  Compensation
--------------------------------------------------------------------------------

Guy L. Brenkman, CEO     2000   $532,341     ----         ----      $  5,000 (a)
                         1999   $538,297     ----         ----      $  5,000 (a)
                         1998   $486,494     ----         ----      $  5,000 (a)

(a) - Registrant's contribution to the Company's defined contribution plan.

Option/SAR Grants in Last Fiscal Year
-------------------------------------

None

Aggregated Option/SAR Exercises in Last Fiscal Year
and FY-End Option/SAR Values
---------------------------------------------------

                                                                          Value of
                                                                         Unexercised
                                                Number of Securities     In-the-Money
                                               Underlying Unexercised    Options/SARs
                                               Options/SARs at FY-End     At FY-End
                   Shares Acquired    Value         Exercisable/         Exercisable/
Name                 On Exercise     Realized       Unexercisable        Unexercisable
--------------------------------------------------------------------------------------
Guy Brenkman-CEO          0              0           0/ 80,000              $0/$0

In December 1993, the Company entered into a five-year executive employment contract with the Company's president, which was extended through December 2001 by the Board of Directors. The agreement provides for a base salary with annual inflation adjustments based upon the Consumer Price Index. The original agreement provided for three weeks paid vacation in 1993 to be increased by 1 week each year thereafter. The president at his election can be paid for any unused vacation during the year. Should the Company acquire or form additional railroads, the base salary will increase $25,000 for the acquisition of railroads of 125 miles or less, and $50,000 for railroads over 125 miles. At January 1, 2001, the president's base salary was $509,586. Should the president's employment be terminated, the contract requires a lump sum payment equal to three years of his then current salary. Should the president retire, he is entitled to accept a consulting position with the Company whereby he would be compensated the equivalent of one years salary for the consulting services rendered.

             The remainder of this page is intentionally left blank

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

                                                            Date Raise
Subsidiary                             Date Acquired         Effective
                                       -------------       --------------
Vandalia Railroad Company                 10/07/94             10/07/94
Minnesota Central Railroad Co.            12/12/94             02/01/95
West Michigan Railroad Co.                07/11/95         No Raise Taken
Columbia & Northern Railway               02/21/96         No Raise Taken
Keokuk Junction Railway Co.               03/12/96             04/16/96
Rochelle Railroad Co                      03/25/96             04/16/96
Shawnee Terminal Railway Co.              11/12/96             01/01/98
Michigan Southern Railroad                12/18/96             01/01/97
Pioneer Industrial Railway Co.            02/20/98         No Raise Taken
The Garden City Western Railway Co.       05/01/99             05/01/99
Indiana Southwestern Railway Co.          04/01/00             01/01/01

Directors of the Registrant each were compensated $3,000 in 2000.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information, as of March 19, 2001, the beneficial ownership of all directors and officers of the Company as a group. These figures include shares of Common Stock that the executive officers have the right to acquire within 60 days of March 19, 2001 pursuant to the exercise of stock options and warrants.

Title of Class:  Common Stock ($.001 par value)

                                                   Beneficial         Percent
        Name Of Beneficial Owner                    Ownership        Of Class
--------------------------------------------------------------------------------

Guy L. Brenkman (2) ......................          3,473,476          40.11%
Orvel L. Cox (3) .........................            168,582           1.95%
Daniel A. LaKemper (4) ...................             78,480            .91%
John S. Fulton (5) .......................             21,400            .25%
J. Michael Carr (6) ......................              1,050            .01%
Scott Isonhart (7) .......................                100            .01%
Tim Shea .................................              5,000            .06%
                                                    ---------          ---------
Directors and Executive
  Officers as a Group: ...................          3,748,088          43.29%(1)

FOOTNOTES:

(1) Based on 8,658,997 shares of Common Stock and Equivalents outstanding as of March 19, 2001.

(2) Of the total number of shares shown as owned by Mr. Brenkman, 1,740,800 shares represent the number of shares Mr. Brenkman has the right to acquire within 60 days through the exercise of Warrants. Mr. Brenkman owns all shares in joint tenancy with his wife. In addition, 22,976 shares are held by Mr. Brenkman under the Pioneer Railcorp Retirement Savings Plan and 2,340 shares are held by Mr. Brenkman's wife, in which he disclaims beneficial ownership.

(3) Of the total number of shares shown as owned by Mr. Cox, 101,770 shares represent the number of shares Mr. Cox has the right to acquire within 60 days through the exercise of Warrants. In addition, 1,942 shares are held by Mr. Cox under the Pioneer Railcorp Retirement Savings Plan. Mr. Cox's shares are owned in joint tenancy with his wife. Mr. Cox and his wife own one Preferred Share in the Mississippi Central Railroad Co.

(4) Of the total number of shares shown as owned by Mr. LaKemper, 40,000 shares represent the number of shares Mr. LaKemper has the right to acquire within 60 days through the exercise of Warrants. In addition, 980 shares are held by Mr. LaKemper under the Pioneer Railcorp Retirement Savings Plan. Mr. LaKemper's shares are owned in joint tenancy with his wife.

(5) Of the total number of shares shown as owned by Mr. Fulton, 10,200 shares represent the number of shares Mr. Fulton has the right to acquire within 60 days upon the exercise of Warrants.

(6) Of the total number of shares shown as owned by Mr. Carr, 1,000 shares represent the number of shares Mr. Carr has the right to acquire within 60 days through the exercise of Warrants.

(7) Of the total number of shares shown as owned by Mr. Isonhart, 100 shares represent the number of shares Mr. Isonhart has the right to acquire within 60 days through the exercise of Warrants.

There are no shareholders known by the Registrant to be beneficial owners of more than 5% of its outstanding common stock other than Mr. Brenkman.

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers, and any persons holding more than ten percent of the Company's common stock to report their initial ownership of the Company's common stock and any subsequent changes in that ownership to the Securities and Exchange Commission and to provide copies of such reports to the Company. Based upon the Company's review of the copies of such reports received by the Company and representations of its directors and executive officers, the Company believes that during the years ended December 31, 2000 and 1999 all Section 16(a) filing requirements were satisfied.

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

Exhibit # 27 - Financial Data Schedule.

No reports were filed on Form 8-K during the fourth quarter 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIONEER RAILCORP
(Registrant)


By:  /s/ Guy L. Brenkman
     ------------------------------------
     Guy L. Brenkman, President,
     Chief Executive Officer and Director

Dated: March 21, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:  /s/ J. Michael Carr
     ------------------------------------
     J. Michael Carr, Treasurer,
     Chief Financial Officer and Director

Dated: March 21, 2001

By:  /s/ Orvel Cox
     ------------------------------------
     Orvel Cox, Director

Dated: March 21, 2001

By:  /s/ John Fulton
     ------------------------------------
     John Fulton, Director

Dated: March 21, 2001