Form 10QSB
period 2001-03-31
PIONEER RAILCORP
filed 2001-05-09
CIK 796374

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            Quarterly Report Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

                      For the quarter ended March 31, 2001

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

                                    4,529,077

             ------------------------------------------------------
             (Shares of Common Stock outstanding on March 31, 2001)

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS



                        PIONEER RAILCORP AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                     Quarters Ended March 31, 2001 and 2000

                                    UNAUDITED

                                                    First Quarter  First Quarter
                                                        2001           2000
                                                     ---------------------------

Operating revenue ................................   $ 3,510,871    $ 3,605,722
                                                     ---------------------------
Operating expenses

   Maintenance of way ............................       336,226        361,135
   Maintenance of equipment ......................       395,038        332,959
   Transportation expense ........................       865,343        826,291
   Administrative expense ........................     1,002,022        872,262
   Depreciation  & amortization ..................       511,214        468,652
                                                     ---------------------------
                                                       3,109,843      2,861,299
                                                     ---------------------------

Operating income .................................       401,028        744,423
                                                     ---------------------------
Other income & expense

   Other (income) expense ........................      (205,123)      (153,979)
   Interest expense, equipment ...................       182,889        194,324
   Interest expense, other .......................       182,621        183,113
   Net (gain) loss on sale of fixed assets .......          (459)       (85,486)
                                                     ---------------------------
                                                         159,928        137,972
                                                     ---------------------------

Income before income taxes .......................       241,100        606,451
Provision for income taxes .......................       107,500        234,800
                                                     ---------------------------
Income before minority interest in preferred
   stock dividends of consolidated subsidiaries ..   $   133,600    $   371,651
Minority interest in preferred stock dividends of
    consolidated subsidiaries ....................        31,308         31,308
                                                     ---------------------------
Net income .......................................   $   102,292    $   340,343
                                                     ===========================

Basic earnings per common share ..................   $      0.02    $      0.08
                                                     ===========================

Diluted earnings per common share ................   $      0.02    $      0.08
                                                     ===========================

                        PIONEER RAILCORP AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      MARCH 31, 2001 and DECEMBER 31, 2000

                                    UNAUDITED


                                                            March 31      December 31
                                                              2001           2000
                                                          ----------------------------
ASSETS
Current Assets
   Cash ...............................................   $    579,869    $    564,490
   Accounts receivable, less allowance
     for doubtful accounts 2001 $121,474; 2000 $120,099      3,632,595       3,687,738
   Inventories ........................................        261,822         237,091
   Prepaid expenses ...................................        152,091          96,357
   Income tax refund claims ...........................        153,413         206,915
   Deferred taxes .....................................         59,800          59,800
                                                          ----------------------------
        Total current assets ..........................      4,839,590       4,852,391
                                                          ----------------------------

Property and Equipment less accumulated
  depreciation 2001 $9,397,672; 2000 $8,909,343 .......     26,714,186      25,451,459
                                                          ----------------------------

Intangible Assets, less accumulated amortization
  2001 $301,685; 2000 $288,984 ........................      1,078,982       1,091,403
                                                          ----------------------------

Investments, cash value of life insurance .............        162,088         156,702
                                                          ----------------------------

Total assets ..........................................   $ 32,794,846    $ 31,551,955
                                                          ============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities

   Accounts payable ...................................   $  2,488,014    $  2,307,663
   Income taxes payable ...............................         57,499           4,099
   Current maturities of long-term debt ...............      3,147,724       2,953,155
   Accrued liabilities ................................        561,122         643,743
                                                          ----------------------------
        Total current liabilities .....................      6,254,359       5,908,660
                                                          ----------------------------

Long-term debt, net of current maturities .............     14,890,083      14,103,682
                                                          ----------------------------

Deferred income taxes .................................      4,825,200       4,825,200
                                                          ----------------------------

Minority interest in subsidiaries .....................      1,103,000       1,106,000
                                                          ----------------------------

Stockholders' Equity
   Common stock .......................................          4,612           4,612
   In Treasury 2001 83,440 shares; 2000 81,240 ........            (83)            (81)
                                                          ----------------------------
   Outstanding 2001 4,529,077; 2000 4,531,277 .........          4,529           4,531
   Additional paid-in capital .........................      2,044,041       2,044,041
   Retained earnings ..................................      3,673,634       3,559,841
                                                          ----------------------------
        Total stockholders' equity ....................      5,722,204       5,608,413
                                                          ----------------------------
Total liabilities and equity ..........................   $ 32,794,846    $ 31,551,955
                                                          ============================

                        PIONEER RAILCORP AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Quarters Ended March 31, 2001 and 2000

                                    UNAUDITED


                                                                 First Quarter First Quarter
                                                                     2001          2000
                                                                 --------------------------
Cash Flows From Operating Activities
Net income ...................................................   $   102,292    $   340,343
Adjustments to reconcile net income to net cash
provided by operating activities:
        Minority interest in preferred stock dividends of
          consolidated subsidiaries ..........................        31,308         31,308
        Depreciation .........................................       498,514        458,148
        Amortization .........................................        12,700         10,504
        Increase in cash value life insurance ................        (5,386)        (4,168)
        (Gain) on sale of property & equipment ...............          (459)       (84,586)
Change in assets and liabilities, net of effects from
        acquisition of subsidiaries
        (Increase) decrease accounts receivable ..............        55,143        137,099
        (Increase) decrease inventories ......................       (24,731)             0
        (Increase) decrease prepaid expenses .................       (55,734)       (17,292)
        (Increase) decrease intangible assets ................          (188)           754
        Increase (decrease) accounts payable .................       180,351       (957,998)
        (Increase) decrease income tax refund claims .........        53,502              0
        Increase (decrease) income tax payable ...............        53,400       (292,650)
        Increase (decrease) accrued liabilities ..............       (82,621)       (21,265)
                                                                 --------------------------
        Net cash provided (used in) operating activities .....       818,091       (399,803)
                                                                 --------------------------

Cash Flows From Investing Activities
        Proceeds from sale of property & equipment ...........         5,875            400
        Purchase of property & equipment .....................    (1,766,657)    (2,569,289)
                                                                 --------------------------
        Net cash (used in) investing activities ..............    (1,760,782)    (2,568,889)
                                                                 --------------------------

Cash Flows From Financing Activities
        Proceeds from short-term borrowings ..................       258,000      3,640,840
        Proceeds from long-term borrowings ...................     1,678,055              0
        Payments on short-term borrowings ....................      (258,000)    (1,280,840)
        Payments on long-term borrowings .....................      (697,085)      (577,391)
        Repurchase of minority interest ......................        (3,000)       (16,000)
        Purchase of common stock for treasury ................        (2,600)       (82,605)
        Preferred stock dividend payments to minority interest       (17,300)       (17,300)
                                                                 --------------------------
        Net cash provided by financing activities ............       958,070      1,666,704
                                                                 --------------------------

Net increase (decrease) in cash ..............................        15,379     (1,301,988)

Cash, beginning of period ....................................       564,490      2,356,844
                                                                 --------------------------
Cash, end of period ..........................................   $   579,869    $ 1,054,856
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

                                                   First Quarter  First Quarter
                                                       2001            2000
                                                   -----------------------------
Revenues from external customers
   Railroad operations .........................    $ 2,793,403     $ 2,847,298
   Equipment leasing operations ................        711,522         758,334
   Corporate support services ..................          5,946              90
                                                    ---------------------------
      Total revenues from external customers ...    $ 3,510,871     $ 3,605,722
                                                    ===========================

Intersegment revenues
   Railroad operations .........................    $         0     $         0
   Equipment leasing operations ................         99,600          95,100
   Corporate support services ..................      1,669,675       1,511,954
                                                    ---------------------------
      Total intersegment revenues ..............    $ 1,769,275     $ 1,607,054
                                                    ===========================

Segment profit
   Railroad operations .........................    $ 1,002,302     $ 1,181,876
   Equipment leasing operations ................        343,452         421,394
   Corporate support services ..................        824,549         748,207
                                                    ---------------------------
      Total segment profit .....................    $ 2,170,303     $ 2,351,477

Reconciling items
    Intersegment revenues ......................     (1,769,275)     (1,607,054)
    Income taxes ...............................       (107,500)       (234,800)
    Minority interest ..........................        (31,308)        (31,308)
    Other income(expense), net .................       (159,928)       (137,972)
                                                    ---------------------------
       Total consolidated net income ...........    $   102,292     $   340,343
                                                    ===========================

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

NOTE 2.   SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include Pioneer Railcorp (Pioneer) and its wholly-owned and controlled subsidiaries (collectively, "the Company"). The Company's railroad operations segment consists of wholly-owned short line railroad subsidiaries that offer similar services and includes the following wholly-owned subsidiaries: West Michigan Railroad Co. (WMI), Michigan Southern Railroad Company (MSO), Fort Smith Railroad Co. (FSR), Alabama Railroad Co.
(ALAB), Mississippi Central Railroad Co. (MSCI), Alabama & Florida Railway Co., Inc. (AF), Decatur Junction Railway Co. (DT), Vandalia Railroad Company (VRRC), Keokuk Junction Railway Co. (KJRY), Shawnee Terminal Railway Company (STR), Pioneer Industrial Railway Co. (PRY), The Garden City Western Railway, Inc.
(GCW), Indiana Southwestern Railway Co. (ISW), Kendallville Terminal Railway Co.
(KTR) (a spin off from the Michigan Southern Railroad Company) and the Gettysburg & Northern Railroad Co. (GET) (operating effective 2/20/01). The Company's equipment leasing segment leases railcars, locomotives, and other railroad equipment to affiliated and unaffiliated entities and includes only the wholly-owned subsidiary Pioneer Railroad Equipment Co., Ltd. (PREL). All other Company operations are classified as corporate and include the following wholly-owned subsidiaries: Pioneer Resources, Inc. (PRI), Pioneer Air, Inc.
(PAR), and Pioneer Railroad Services, Inc. (PRS). All significant intercompany balances and transactions have been eliminated in consolidation.

NOTE 3. CONTINGENCIES

The Company is contingently liable as a guarantor on an outstanding loan. The $76,000 loan is the primary responsibility of the Minnesota Central Railroad Co., which the Company sold in 1999: however, the Company had guaranteed the debt prior to the sale of the Minnesota Central Railroad Co.

As of the date of this Form 10-QSB, management is not aware of any incident which is likely to result in a liability that would materially affect the Company's consolidated financial position or results of operation.

NOTE 4. PURCHASES OF RAILROAD FACILITIES

On February 20, 2001, the Company through its wholly-owned subsidiary Gettysburg & Northern Railroad Co. (GET) acquired, in a transaction accounted for by the purchase method of accounting, the railroad assets of the former Gettysburg Railway, Inc. (GBRY) and the Gettysburg Scenic Railway (GSRX), from various corporate entities owned by John H. Marino of Manassas, Virginia. The line is 25 miles in length running from Gettysburg, PA to Mount Holly Springs, PA. The primary commodities are canned goods, pulpboard and scrap paper. In addition, the GET will generate revenues from a scenic passanger operation. The total purchase price was $1,604,700. There was no goodwill recognized as a result of this transaction. The Company projects the GET will initially generate annual revenues of $800,000 and $400,000 of operating income.

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

Pioneer Railcorp, an Iowa corporation, is a railroad holding company. As used in this Form 10-QSB, unless the context requires otherwise, the term "Company" or "PRC" refers to the parent, Pioneer Railcorp and its subsidiaries: West Michigan Railroad Co. (WMI), Michigan Southern Railroad Company (MSO), Fort Smith Railroad Co. (FSR), Alabama Railroad Co. (ALAB), Mississippi Central Railroad Co. (MSCI), Alabama & Florida Railway Co., Inc. (AF), Decatur Junction Railway Co. (DT), Vandalia Railroad Company (VRRC), Keokuk Junction Railway Co. (KJRY), Shawnee Terminal Railway Company (STR), Pioneer Industrial Railway Co. (PRY), The Garden City Western Railway, Inc. (GCW), Indiana Southwestern Railway Co.
(ISW), Kendallville Terminal Railway Co. (KTR) (a spin off from the Michigan Southern Railroad Company), Gettysburg & Northern Railroad Co. (GET) (operating effective 2/20/01) Pioneer Resources, Inc. (PRI), Pioneer Railroad Equipment Co., Ltd. (PREL), Pioneer Air, Inc. (PAR), and Pioneer Railroad Services, Inc.
(PRS).

Summary: First Quarter 2001 Compared to First Quarter 2000.

The Company's net income in the first quarter 2001 was $102,300, a decrease of $238,000 from the first quarter 2000 which had net income of $340,300. Revenue decreased by $95,000 or 2.6% to $3,511,000 from $3,606,000 in the same period last year. Operating expense increased by $249,000 or 9%, to $3,110,000 from $2,861,000 in the same period last year. Operating income decreased by $343,000, or 46% to $401,000 from $744,000 in the same period last year.

Operating income was decreased in the first quarter 2001 by the Company's equipment leasing operations by approximately $82,000 in the period, primarily from a $120,000 decrease in revenue from the utilization of its railcar fleet by non-affiliated railroads. This decrease was offset by an increase in revenue generated from locomotive leases of $72,000 in the quarter. The railroad operations had a decrease in operating income in the period of $180,000. This reduction is the result of a decrease in revenue of $54,000 from decreased carloads handled, which the Company attributes to the current economic climate, and an increase in operating expenses of $126,000 from the railroads. In addition, corporate support services decreased operating income by approximately $83,000 in the period resulting primarily from increased health insurance expenses and increased payroll for support services needed as a result of the growth of the company's equipment and railroad properties.

Revenue:

Revenue decreased in the first quarter 2001 by approximately $95,000, or 2.6%, to $3,511,000 from $3,606,000 in the same period last year. The railroad operations decreased revenue by approximately $54,000 in the period which the Company attributes to the current economic climate. The Indiana Southwestern Railway Co., which the Company did not operate in the first quarter 2000, increased revenues $43,000 in the quarter. In addition, the Company began operating the Gettysburg & Northern Railroad Co. on February 20, 2001 which generated $42,000 of revenue in the first quarter 2001. The equipment leasing operations had a $47,000 decrease in revenue in the period resulting from a $120,000 decrease in revenue from the utilization of its railcar fleet by non-affiliated railroads, offset by an increase in revenue generated from locomotive leases of $72,000 in the quarter. Corporate services generated approximately $6,000 in revenue in the quarter as a result of subscription sales to its publication The Short Line.

Operating Expense:

Operating expense increased in the first quarter 2001 by $249,000 or 9%, to $3,110,000 from $2,861,000 in the prior year. The railroad operations increased operating expense by approximately $125,000 in the period which resulted from a variety of factors including increased administrative expenses from new operating properties (ISW,GET) and outside legal fees relating primarily to matters before the Surface Transportation Board (STB). In the first quarter 2001 $42,000 of operating expense related to the Indiana Southwestern which the Company began operating on April 1, 2000 and $46,000 of operating expense related to the Gettysburg & Northern Railroad Co. which the Company began operating on February 20, 2001. The equipment leasing operations increased operating expense approximately $35,000, primarily from an increase in depreciation expense related to the acquisition of railcars and locomotives. In addition, corporate support services increased operating expense by approximately $88,000 in the period resulting primarily from increased health insurance expenses and increased payroll for support services needed as a result of the growth of the Company's equipment and railroad properties.

Maintenance of way and structures expense (MOW) decreased $25,000 or 7% to $336,000 from $361,000 in the same period last year. Railroad operations had a decrease of $35,000 of MOW and corporate services increased MOW by $10,000.

Maintenance of equipment expense (MOE) increased $62,000, or 19% to $395,000 from $333,000 in the same period last year. The equipment leasing operations had an increase in MOE of approximately $15,000 as a result of increased costs associated with maintaining the Company's railcar fleet. The railroad operations had increased MOE of $30,000, of which $10,000 relates to the Gettysburg & Northern Railroad Co. In addition, MOE was increased $17,000 from corporate support services.

Transportation expense (TRAN) increased $39,000, or 5% to $865,000 from $826,000 in the same period last year. The equipment leasing operations had an increase in TRAN of approximately $25,000 as a result of increased costs associated with maintaining the Company's locomotive fleet. The railroad operations had increased TRAN of $25,000, including an increase of $16,000 relating to the Gettysburg & Northern Railroad Co. and $17,000 relating to the Indiana Southwestern Railway Co. In addition, TRAN was decreased $10,000 from corporate support services.

General & administration expense (ADMIN) increased $130,000, or 15%, to $1,002,000 from $872,000 in the same period last year. The railroad operations had an increase of $91,000 in ADMIN expense in the period. The Gettysburg & Northern Railroad Co. increased ADMIN expense $13,000 in the period and the Indiana Southwestern Railway Co. increased ADMIN $15,000 in the period. Most of the remaining increase in ADMIN from the Railroads relates to outside legal fees for various matters. The equipment leasing operations decreased ADMIN approximately $33,000 as a result of reduced expenses related to repositioning the Company's railcar fleet. Corporate support services increased ADMIN expense by approximately $72,000 in the period resulting primarily from increased health insurance expenses and increased payroll for support services needed as a result of the growth of the Company's equipment and railroad properties.

Depreciation and amortization expense increased $42,000, or 9%, to $511,000 from $469,000 in the same period last year. Approximately $8,000 of the increase is related to the Indiana Southwestern Railway and approximately $6,000 is related to the Gettysburg & Northern Railroad Co. The equipment leasing operations increased depreciation expense approximately $28,000 related to the acquisition of railcars and locomotives.

Other Income and Expense Income Statement Line Item Discussion:

In the first quarter 2001 other income and expense increased $51,000 to $205,000 of income compared to $154,000 of income in the same period last year. Other income relates primarily to lease income for the use of railroad property. The Company continues to place a strong emphasis on identifying and collecting revenues from third parties occupying Company property. In addition to lease income, other income and expense includes revenues generated from scrap sales, and other miscellaneous non-operating revenues and expenses, primarily generated by the Company's railroad operations.

Interest expense related to equipment financing decreased $11,000 in the first quarter 2001 to $183,000 compared to $194,000 in the same period last year. This decrease is the result of reduction of principal balances related to equipment financing in the absence of additional financing activities. Other interest expense, which primarily relates to the financing of the Company's railroad operations, remained constant when compared to the prior year at $183,0000.

In the first quarter 2001 the Company had a small gain on fixed asset dispositions of approximately $500 compared to a significant gain on sale of fixed assets in the same period last year of $85,000.

Impact of New Accounting Pronouncements:

The Company is not aware of any recent accounting standard issued, but not yet required to be adopted by the Company, that would have a material effect on its financial position or results of operations.

Liquidity and Capital Resources:

The Company primarily uses cash generated from operations to fund working capital needs and relies on long-term financing for railcars, new operating subsidiaries, and other significant capital expenditures. The Company has working capital facilities totaling $1,100,000, all of which was available for use at the end of the first quarter 2001.

On June 23, 2000, the Company entered into a credit agreement with National City Bank of Michigan/Illinois to provide a $5 million revolving acquisition line of credit for railroad acquisitions at a variable interest rate of prime plus 1%, renewable every 2 years. Amounts drawn on the line are amortized over a 10 year period. This credit line is secured by all non real estate assets of the Mississippi Central Railroad Co., the Alabama Railroad Co. and all non real estate assets of any company acquired using proceeds from the credit line. In the first quarter 2001, $1,604,700 was borrowed on the line in connection with the asset purchase by the Gettysburg & Northern Railroad Co. The monthly principal and interest payment currently required to be repaid on the Gettysburg & Northern Railroad Co. financing is $20,800. In addition, monthly principal and interest of $8,300 is currently being repaid on the credit line for the funding of the Indiana Southwestern Railway Co. As of March 31, 2001, $2,272,000 was drawn on the credit line leaving an available balance of $2,728,000.

Long-term equipment financing has historically been readily available to the Company for its railcar acquisition program. The Company believes it will be able to continue obtaining long-term equipment financing should the need arise. The Company's plans for new debt in the foreseeable future is contingent upon new railroad acquisitions and increased needs and/or opportunities for railcars.

On July 1, 1995, the Company's stock split and warrant issuance became payable to shareholders. The 2 for 1 stock split increased the number of shares issued and outstanding from 2,099,142 to 4,198,284. At the same time shareholders became entitled to purchase an additional 4,198,284 shares through stock warrants issued by the Company as dividends. One warrant was issued for each share of common stock held after the split, entitling the holder to purchase 1 share of common stock for $2.00 per share. The shares purchased through the exercise of the warrants must be held for 1 year from date of purchase. As of March 31, 2001, a total of 68,766 warrants originally issued had been exercised to date since the warrants issuance, and the Company realized $137,532 on the exercise of those warrants.

On June 26, 1996, the Company's shareholders approved a stock option plan permitting the issuance of 407,000 shares of common stock. Options granted under the plan are incentive based except for the options granted to the CEO whose options are non-qualified. The options will be fully vested and will be exercisable as of July 1, 2001. The exercise date can be accelerated if Pioneer Railcorp common shares reach a closing price of $7.25 per share, or higher, for any consecutive 10-day period, as reported in the Wall Street Journal. The options will be exercisable at prices ranging from $2.75 to $3.03, based upon the trading price on the date of the grant, in whole or in part within 10 years from the date of grant. As of March 31, 2001, a total of 215,000 options are outstanding under this plan.

The Company is contingently liable as a guarantor on an outstanding loan. The $76,000 loan is the primary responsibility of the Minnesota Central Railroad Co., which the Company sold in 1999: however, the Company had guaranteed the debt prior to the sale of the Minnesota Central Railroad Co.

In 1999, Pioneer Railcorp's Board of Directors authorized and approved the repurchase of up to one million shares (1,000,000) of the Company's common stock and as of March 31, 2001, a total of 83,440 shares had been repurchased at a cost of $118,733. The Company plans to continue buying back its common stock but believes the repurchase will be on a more limited scope then previously anticipated due to capital requirements and the trading volume of the Company's stock.

The Company anticipates that the outcomes involving current legal proceedings will not materially affect the Company's consolidated financial position or results of operation.

The Company believes its cash flow from operations and its available working capital credit lines, will be more than sufficient to meet liquidity needs through at least the next twelve months.

Balance Sheet and Cash Flow Items:

The Company operating activities in the first quarter 2001 generated cash of $818,000. Net cash generated from operating activities for the first quarter 2001 was generated primarily from $102,000 of net income, $511,000 of depreciation and a increase in accounts payable of $180,000.

In the first quarter 2001,  the Company  purchased  approximately  $1,767,000 of fixed assets and capital improvements. Capital expenditures included $1.6 million for the railroad assets of the former Gettysburg Railway, Inc. (GBRY) and the Gettysburg Scenic Railway (GSRX) by Pioneer Railcorp's wholly-owned subsidiary Gettysburg & Northern Railroad Co. Preliminary allocations of Gettysburg & Northern Railroad Co. asset purchase include approximately $984,000 for track structures, $308,000 for land, $143,000 for buildings and $170,000 for equipment. In addition, the Company purchased 2 locomotives for approximately $110,000 of which $78,000 was financed by the Company's acquisition credit line. The majority of the remaining capital asset expenditures of approximately $52,000 relate to equipment purchases and railcar betterments.

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

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters  were  submitted to a vote of security  holders in the first  quarter
2001.

Item 5.   OTHER INFORMATION

On February 1, 2001, the Company separated 1.1 miles of track located in Kendallville, Indiana from its Michigan Southern Railroad Company subsidiary and is operating as a wholly-owned subsidiary of Pioneer Railcorp under the name Kendallville Terminal Railway Co. (KTR). This was done to simplify interchange with the Norfolk Southern, the connecting carrier, and to enhance marketing of the railroad by creating a local identity of the rail line.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

Exhibit # 11 - Statement regarding computation of per share earnings.

No reports were filed on Form 8-K during the first three months 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on it's behalf by the undersigned thereunto duly authorized.

PIONEER RAILCORP
(Registrant)





       05/08/01                  /s/ Guy L. Brenkman
       --------                  -----------------------------------------------
         DATE                    GUY L. BRENKMAN
                                 PRESIDENT & CEO

       05/08/01                  /s/ J. Michael Carr
       --------                  -----------------------------------------------
         DATE                    J. MICHAEL CARR
                                 TREASURER & CHIEF FINANCIAL OFFICER