Form 10QSB
period 2001-06-30
PIONEER RAILCORP
filed 2001-08-10
CIK 796374

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            Quarterly Report Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

                       For the quarter ended June 30, 2001

                        Commission File Number 33-6658-C

                                Pioneer Railcorp
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

              Iowa                                                37-1191206
------------------------------                               -------------------
State or other jurisdiction of                               (IRS Employer ID #)
incorporation or organization)

     1318 S. Johanson Rd Peoria, IL                                  61607
----------------------------------------                          ----------
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

                                    4,529,077

              -----------------------------------------------------
              (Shares of Common Stock outstanding on June 30, 2001)

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS



                            PIONEER RAILCORP AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF INCOME
                          Quarters Ended June 30, 2001 and 2000
                                        UNAUDITED

                                                           Three Months                   Six Months
                                                               Ended                         Ended
                                                           June 30, 2000                 June 30, 2001
                                                    --------------------------    --------------------------
Operating revenue ...............................   $ 3,620,638    $ 3,850,570    $ 7,131,510    $ 7,456,292
                                                    --------------------------------------------------------
Operating expenses

   Maintenance of way ...........................       430,119        432,487        766,345        793,621
   Maintenance of equipment .....................       459,599        351,501        854,637        684,460
   Transportation expense .......................       845,716        784,721      1,711,059      1,611,012
   Administrative expense .......................     1,129,886        960,223      2,131,908      1,832,484
   Depreciation  & amortization .................       521,103        489,861      1,032,317        958,513
                                                    --------------------------------------------------------
                                                      3,386,423      3,018,793      6,496,266      5,880,090
                                                    --------------------------------------------------------

Operating income ................................       234,215        831,777        635,244      1,576,202
                                                    --------------------------------------------------------

Other income & expense

   Other (income) expense .......................        59,988        (58,361)      (145,135)      (212,340)
   Interest expense, equipment ..................       171,257        207,059        354,146        401,383
   Interest expense, other ......................       205,555        194,619        388,176        377,732
   Net (gain) loss on sale of fixed assets ......    (1,920,144)        88,033     (1,920,603)         2,547
                                                    --------------------------------------------------------
                                                     (1,483,344)       431,350     (1,323,416)       569,322
                                                    --------------------------------------------------------

Income before income taxes ......................     1,717,559        400,427      1,958,660      1,006,880

Provision for income taxes ......................       714,500        151,200        822,000        386,000
                                                    --------------------------------------------------------

Income before minority interest in preferred

   stock dividends of consolidated subsidiaries .   $ 1,003,059    $   249,227    $ 1,136,660    $   620,880

Minority interest in preferred stock dividends of
    consolidated subsidiaries ...................   $    31,308    $    31,308    $    62,616    $    62,616
                                                    --------------------------------------------------------


Net income ......................................   $   971,751    $   217,919    $ 1,074,044    $   558,264
                                                    ========================================================

Basic earnings per common share .................   $      0.22    $      0.05    $      0.24    $      0.12
                                                    ========================================================

Diluted earnings per common share ...............   $      0.22    $      0.05    $      0.24    $      0.12
                                                    ========================================================

Cash dividends per common share .................   $    0.0000    $     0.025    $    0.0000    $     0.025
                                                    ========================================================

                                          PIONEER RAILCORP AND SUBSIDIARIES

                                             CONSOLIDATED BALANCE SHEETS
                                         JUNE 30, 2001 and DECEMBER 31, 2000
                                                      UNAUDITED

                                                             June 30       December 31
                                                               2001           2000
                                                          ----------------------------
ASSETS
Current Assets
   Cash ...............................................   $    614,861    $    564,490
   Accounts receivable, less allowance
     for doubtful accounts 2001 $150,762; 2000 $120,099      3,373,200       3,687,738
   Inventories ........................................        225,802         237,091
   Prepaid expenses ...................................        137,128          96,357
   Income tax refund claims ...........................        153,413         206,915
   Deferred taxes .....................................         59,800          59,800
                                                          ----------------------------
        Total current assets ..........................      4,564,204       4,852,391
                                                          ----------------------------

Property and Equipment less accumulated
  depreciation 2001 $9,416,479; 2000 $8,909,343 .......     25,587,923      25,451,459
                                                          ----------------------------

Intangible Assets, less accumulated amortization
  2001 $314,560; 2000 $288,984 ........................      1,075,500       1,091,403
                                                          ----------------------------

Investments, cash value of life insurance .............        167,597         156,702
                                                          ----------------------------

Total assets ..........................................   $ 31,395,224    $ 31,551,955
                                                          ============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable ...................................   $  2,505,769    $  2,307,663
   Income taxes payable ...............................        755,932           4,099
   Current maturities of long-term debt ...............      2,272,830       2,953,155
   Accrued liabilities ................................        504,490         643,743
                                                          ----------------------------
        Total current liabilities .....................      6,039,021       5,908,660
                                                          ----------------------------

Long-term debt, net of current maturities .............     12,748,054      14,103,682
                                                          ----------------------------

Deferred income taxes .................................      4,825,200       4,825,200
                                                          ----------------------------

Minority interest in subsidiaries .....................      1,103,000       1,106,000
                                                          ----------------------------

Stockholders' Equity
   Common stock .......................................          4,612           4,612
   In Treasury 2001 83,440 shares; 2000 81,240 ........            (83)            (81)
                                                          ----------------------------
   Outstanding 2001 4,529,077; 2000 4,531,277 .........          4,529           4,531
   Additional paid-in capital .........................      2,044,041       2,044,041
   Retained earnings ..................................      4,631,379       3,559,841
                                                          ----------------------------
        Total stockholders' equity ....................      6,679,949       5,608,413
                                                          ----------------------------

Total liabilities and equity ..........................   $ 31,395,224    $ 31,551,955
                                                          ============================

                        PIONEER RAILCORP AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  First Six Months Ended June 30, 2001 and 2000
                                    UNAUDITED

                                                                    First Six Months
                                                                 --------------------------
                                                                     2001          2000
                                                                 --------------------------
Cash Flows From Operating Activities
Net income ...................................................   $ 1,074,044    $   558,265
Adjustments to reconcile net income to net cash
provided by operating activities:
        Minority interest in preferred stock dividends of
          consolidated subsidiaries ..........................        62,616         62,616
        Depreciation .........................................     1,004,936        934,105
        Amortization .........................................        27,381         24,527
        Increase in cash value life insurance ................       (10,895)        (9,148)
        (Gain) on sale of property & equipment ...............    (1,920,603)         2,547
Change in assets and liabilities, net of effects from
        acquisition of subsidiaries
        (Increase) decrease accounts receivable ..............       314,538        260,091
        (Increase) decrease inventories ......................        11,289              0
        (Increase) decrease prepaid expenses .................       (40,771)       (65,654)
        (Increase) decrease intangible assets ................        (2,749)          (600)
        Increase (decrease) accounts payable .................       198,106     (1,661,331)
        (Increase) decrease income tax refund claims .........        53,502              0
        Increase (decrease) income tax payable ...............       751,833       (371,451)
        Increase (decrease) accrued liabilities ..............      (139,253)       (24,392)
                                                                 --------------------------
        Net cash provided by (used in) operating activities ..     1,383,974       (290,425)
                                                                 --------------------------

Cash Flows From Investing Activities
        Proceeds from sale of property & equipment ...........     2,783,241        130,257
        Purchase of property & equipment .....................    (2,012,675)    (2,894,654)
        Business acquisitions, net of cash acquired ..........             0        (55,000)
                                                                 --------------------------
        Net cash provided by (used in) investing activities ..       770,566     (2,819,397)
                                                                 --------------------------

Cash Flows From Financing Activities
        Proceeds from short-term borrowings ..................       488,000      3,961,719
        Proceeds from long-term borrowings ...................     2,948,055      5,504,773
        Payments on short-term borrowings ....................      (488,000)    (4,771,719)
        Payments on long-term borrowings .....................    (4,984,008)    (2,574,517)
        Repurchase of minority interest ......................        (3,000)       (16,000)
        Purchase of common stock for treasury ................        (2,600)       (82,605)
        Cash dividends paid ..................................             0       (115,288)
        Preferred stock dividend payments to minority interest       (62,616)       (62,616)
                                                                 --------------------------
        Net cash provided by (used in) financing activities ..    (2,104,169)     1,843,747
                                                                 --------------------------

Net increase (decrease) in cash ..............................        50,371     (1,266,075)

Cash, beginning of period ....................................       564,490      2,356,844
                                                                 --------------------------
Cash, end of period ..........................................   $   614,861    $ 1,090,769
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

Factors management used to identify the reportable segments:

Pioneer Railcorp's reportable segments consist of wholly-owned short line railroad subsidiaries that offer similar services and a railroad equipment subsidiary that leases railcars, locomotives, and other railroad equipment to affiliated and unaffiliated entities. The corporate operations consist of support services provided to the operating segments.

                                                                                           Second Quarter
                                                                                      ------------------------
                                                                                         2001          2000
                                                                                      ------------------------
Revenues from external customers
   Railroad operations ............................................................    2,798,742     3,068,945
   Equipment leasing operations ...................................................      815,572       777,864
   Corporate support services .....................................................        6,324         3,761
                                                                                      ------------------------
      Total revenues from external customers ......................................    3,620,638     3,850,570
                                                                                      ========================

Intersegment revenues
   Railroad operations ............................................................            0             0
   Equipment leasing operations ...................................................       99,600        99,600
   Corporate support services .....................................................    1,867,271     1,567,796
                                                                                      ------------------------
      Total intersegment revenues .................................................    1,966,871     1,667,396
                                                                                      ========================

Segment profit
   Railroad operations ............................................................      858,683     1,338,192
   Equipment leasing operations ...................................................      376,326       430,335
   Corporate support services .....................................................      966,077       730,646
                                                                                      ------------------------
      Total segment profit ........................................................    2,201,086     2,499,173

Reconciling items
    Intersegment revenues .........................................................   (1,966,871)   (1,667,396)
    Income taxes ..................................................................     (714,500)     (151,200)
    Minority interest .............................................................      (31,308)      (31,308)
    Other income(expense), net ....................................................    1,483,344      (431,350)
                                                                                      ------------------------
       Total consolidated net income (loss) .......................................      971,751       217,919
                                                                                      ========================

                                                                                         Six Months June 30
                                                                                      ------------------------
                                                                                         2001          2000
                                                                                      ------------------------
Revenues from external customers
   Railroad operations ............................................................    5,592,145     5,916,242
   Equipment leasing operations ...................................................    1,527,094     1,536,199
   Corporate support services .....................................................       12,271         3,851
                                                                                      ------------------------
      Total revenues from external customers ......................................    7,131,510     7,456,292
                                                                                      ========================

Intersegment revenues
   Railroad operations ............................................................            0             0
   Equipment leasing operations ...................................................      199,200       194,700
   Corporate support services .....................................................    3,536,945     3,079,750
                                                                                      ------------------------
      Total intersegment revenues .................................................    3,736,145     3,274,450
                                                                                      ========================

Segment profit

   Railroad operations ............................................................    1,903,451     2,520,069
   Equipment leasing operations ...................................................      719,777       851,730
   Corporate support services .....................................................    1,748,161     1,478,853
                                                                                      ------------------------
      Total segment profit ........................................................    4,371,389     4,850,652

Reconciling items
    Intersegment revenues .........................................................   (3,736,145)   (3,274,450)
    Income taxes ..................................................................     (822,000)     (386,000)
    Minority interest .............................................................      (62,616)      (62,616)
    Other income(expense), net ....................................................    1,323,416      (569,322)
                                                                                      ------------------------
       Total consolidated net income ..............................................    1,074,044       558,264
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

NOTE 2.   SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include Pioneer Railcorp (Pioneer) and its wholly-owned and controlled subsidiaries (collectively, "the Company"). The Company's railroad operations segment consists of wholly-owned short line railroad subsidiaries that offer similar services and includes the following wholly-owned subsidiaries: West Michigan Railroad Co. (WMI), Michigan Southern Railroad Company (MSO), Fort Smith Railroad Co. (FSR), Alabama Railroad Co.
(ALAB), Mississippi Central Railroad Co. (MSCI), Alabama & Florida Railway Co., Inc. (AF), Decatur Junction Railway Co. (DT), Vandalia Railroad Company (VRRC), Keokuk Junction Railway Co. (KJRY), Shawnee Terminal Railway Company (STR), Pioneer Industrial Railway Co. (PRY), The Garden City Western Railway, Inc.
(GCW), Indiana Southwestern Railway Co. (ISW), Kendallville Terminal Railway Co.
(KTR) (a spin off from the Michigan Southern Railroad Company), Elkhart & Western Railroad Co. (EWR) (a spin off from the Michigan Southern Railroad Company), and the Gettysburg & Northern Railroad Co. (GET) (operating effective 2/20/01). The Company's equipment leasing segment leases railcars, locomotives, and other railroad equipment to affiliated and unaffiliated entities and includes only the wholly-owned subsidiary Pioneer Railroad Equipment Co., Ltd.
(PREL). All other Company operations are classified as corporate and include the following wholly-owned subsidiaries: Pioneer Resources, Inc. (PRI), Pioneer Air, Inc. (PAR), and Pioneer Railroad Services, Inc. (PRS). All significant intercompany balances and transactions have been eliminated in consolidation.

NOTE 3. CONTINGENCIES

As of the date of this Form 10-QSB, management is not aware of any incident which is likely to result in a liability that would materially affect the Company's consolidated financial position or results of operation.

NOTE 4. PURCHASES OF RAILROAD FACILITIES

On February 20, 2001, the Company through its wholly-owned subsidiary Gettysburg & Northern Railroad Co. (GET), acquired in a transaction accounted for by the purchase method of accounting, the railroad assets of the former Gettysburg Railway, Inc. (GBRY) and the Gettysburg Scenic Railway (GSRX), from various corporate entities owned by John H. Marino of Manassas, Virginia. The line is 25 miles in length running from Gettysburg, PA to Mount Holly Springs, PA. The primary commodities are canned goods, pulpboard and scrap paper. In addition, the GET will generate revenues from a scenic passenger operation. The total purchase price was $1,604,700. There was no goodwill recognized as a result of this transaction.

NOTE 5. SIGNIFICANT DISPOSAL OF ASSETS

On June 11, 2001, the Company's Alabama & Florida Railway Co. (AF) subsidiary sold a 34 mile segment of its track from Georgiana, AL to Andalusia, AL, to the Three Notch Railroad Co. (TNR), a wholly owned subsidiary of Gulf & Ohio Railways. The sale price was $2.5 million and the Company realized a pre-tax gain of $1,738,000 on the transaction. The AF is retaining 43 miles of the line and will continue operations on the remaining trackage, but is seeking a buyer for the remaining rail facilities. Also, the West Michigan Railroad Co. sold 3 small parcels of commercial development land to one of its online patrons for $280,000 and the pre-tax gain realized on the sale was $183,000.

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

Pioneer Railcorp, an Iowa corporation, is a railroad holding company. As used in this Form 10-QSB, unless the context requires otherwise, the term "Company" or "PRC" refers to the parent, Pioneer Railcorp and its subsidiaries: West Michigan Railroad Co. (WMI), Michigan Southern Railroad Company (MSO), Fort Smith Railroad Co. (FSR), Alabama Railroad Co. (ALAB), Mississippi Central Railroad Co. (MSCI), Alabama & Florida Railway Co., Inc. (AF), Decatur Junction Railway Co. (DT), Vandalia Railroad Company (VRRC), Keokuk Junction Railway Co. (KJRY), Shawnee Terminal Railway Company (STR), Pioneer Industrial Railway Co. (PRY), The Garden City Western Railway, Inc. (GCW), Indiana Southwestern Railway Co.
(ISW), Kendallville Terminal Railway Co. (KTR) (a spin off from the Michigan Southern Railroad Company), Elkhart & Western Railroad Co. (EWR) (a spin off from the Michigan Southern Railroad Company), Gettysburg & Northern Railroad Co.
(GET) (operating effective 2/20/01), Pioneer Resources, Inc. (PRI), Pioneer Railroad Equipment Co., Ltd. (PREL), Pioneer Air, Inc. (PAR), and Pioneer Railroad Services, Inc. (PRS).

Summary: Second Quarter 2001 Compared to Second Quarter 2000.

The Company's net income in the second quarter 2001 was $972,000, an increase of $754,000 from the second quarter 2000 which had net income of $218,000. This increase relates primarily to the gain on sale of a 34 mile segment of track by the Alabama & Florida Railway Co. and the sale of 3 parcels of land on the West Michigan Railroad Co. Revenue decreased by $230,000 or 6% to $3,621,000 from $3,851,000 in the same period last year. Operating expense increased by $367,000 or 12%, to $3,386,000 from $3,019,000 in the same period last year. Operating income decreased by $598,000, or 72% to $234,000 from $832,000 in the same period last year.

Operating income was decreased in the second quarter 2001 by the Company's railroad operations by approximately $437,000. Approximately $209,000 of this decrease is directly related to the Alabama & Florida Railway operations, and the remaining decrease of $228,000 primarily relates to increased operating expenses by the railroads. Operating income was decreased in the second quarter 2001 by the Company's equipment leasing operations by approximately $54,000, primarily from a $35,000 decrease in revenue from the utilization of its railcar fleet by non-affiliated railroads, an increase of $70,000 in expenses associated with maintaining the railcar and locomotive fleet, and an increase in depreciation expense of $21,000. The equipment leasing operations also generated increased revenue from locomotive leases of $72,000 in the quarter. In addition, corporate support services increased operating expense by approximately $107,000 in the period resulting primarily from increased health insurance expenses and increased payroll for support services needed as a result of the growth of the Company's equipment and railroad properties.

Revenue:

Revenue decreased in the second quarter 2001 by approximately $230,000, or 6%, to $3,621,000 from $3,851,000 in the same period last year. The railroad operations decreased revenue by approximately $270,000, of which $265,000 relates directly to the Alabama & Florida Railway Co. In addition, the Company began operating the Gettysburg & Northern Railroad Co. on February 20, 2001 which generated $107,000 of revenue in the second quarter 2001. The equipment leasing operations had a $37,000 increase in revenue in the period resulting from an increase in revenue generated from locomotive leases of $72,000 offset by a decrease in revenue of $35,000 from the utilization of its railcar fleet by non-affiliated railroads.

Operating Expense:

Operating expense increased in the second quarter 2001 by $367,000 or 12%, to $3,386,000 from $3,019,000 in the prior year. The railroad operations increased operating expense by approximately $167,000 in the period which included $125,000 of increased operating expense related to the Gettysburg & Northern Railroad Co., which the Company began operating on February 20, 2001. The equipment leasing operations increased operating expense approximately $91,000, primarily from an increase in maintenance costs and increased depreciation expense related to the acquisition of railcars and locomotives. In addition, corporate support services increased operating expense by approximately $109,000 in the period resulting primarily from increased health insurance expenses and increased payroll for support services needed as a result of the growth of the Company's equipment and railroad properties.

Maintenance of way and structures expense (MOW) decreased slightly to $430,000 from $432,000 in the same period last year. Railroad operations had an increase of $9,000 offset by a decrease of $11,000 of MOW by corporate services.

Maintenance of equipment expense (MOE) increased $108,000, or 31% to $460,000 from $352,000 in the same period last year. The equipment leasing operations had an increase in MOE of approximately $39,000 as a result of increased costs associated with maintaining the Company's railcar fleet. The railroad operations had increased MOE of $48,000, of which $6,000 relates to the Gettysburg & Northern Railroad Co. Most of the additional increase in MOE from the railroad operations relates to expenses for material needed to generate revenues from authorized repairs to unaffiliated railcars while on the Company's rail lines. In addition, MOE was increased $21,000 from corporate support services.

Transportation expense (TRAN) increased $61,000, or 8% to $846,000 from $785,000 in the same period last year. The equipment leasing operations had an increase in TRAN of approximately $25,000 as a result of increased costs associated with maintaining the Company's locomotive fleet. The railroad operations had increased TRAN of $51,000, including an increase of $52,000 relating to the Gettysburg & Northern Railroad Co. In addition, TRAN was decreased $15,000 from corporate support services.

General & administration expense (ADMIN) increased $170,000, or 18%, to $1,130,000 from $960,000 in the same period last year. The railroad operations had an increase of $49,000 in ADMIN expense in the period, of which $31,000 relates to the Gettysburg & Northern Railroad Co. The equipment leasing operations increased ADMIN approximately $7,000. Corporate support services increased ADMIN expense by approximately $114,000 in the period resulting primarily from increased health insurance expenses and increased payroll for support services needed as a result of the growth of the Company's equipment and railroad properties.

Depreciation and amortization expense increased $31,000, or 6%, to $521,000 from $490,000 in the same period last year. Approximately $18,000 of the increase is related to the Gettysburg & Northern Railroad Co. The equipment leasing operations increased depreciation expense approximately $21,000 related to the acquisition of railcars and locomotives.

Other Income and Expense Income Statement Line Item Discussion:

In the second quarter 2001, other income and expense decreased $118,000 to $60,000 of expense in the quarter compared to $58,000 of income the same period last year. Included in this decrease is approximately $79,000 of expense the Company incurred resulting from a payment made as a guarantor on an outstanding loan of the Minnesota Central Railroad Co., which the Company sold in 1999. The remaining other income relates primarily to lease income for the use of railroad property. The Company continues to place a strong emphasis on identifying and collecting revenues from third parties occupying Company property. In addition to lease income, other income and expense includes revenues generated from scrap sales, and other miscellaneous non-operating revenues and expenses, primarily generated by the Company's railroad operations.

Interest expense related to equipment financing decreased $36,000 in the second quarter 2001 to $171,000 compared to $207,000 in the same period last year. This decrease is the result of reduction of principal balances related to equipment financing in the absence of additional financing activities. Other interest expense, which primarily relates to the financing of the Company's railroad operations, increased $11,000 in the quarter primarily related to the $1.6 million financing of the Gettysburg & Northern Railroad which was purchased February 20, 2001.

In the second quarter 2001 the Company had a significant gain on fixed asset dispositions of approximately $1,920,000 compared to an $88,000 loss on sale of fixed assets in the same period last year. On June 11, 2001, the Company's Alabama & Florida Railway Co. (AF) subsidiary sold a 34 mile segment of its track from Georgiana, AL to Andalusia, AL, to the Three Notch Railroad Co.
(TNR), a wholly owned subsidiary of Gulf & Ohio Railways in Knoxville, TN. The sale price was $2.5 million and the pre-tax gain realized was $1,738,000. The AF is retaining 43 miles of the line and will continue operations on the remaining trackage, but is seeking a buyer for the remaining rail facilities. In addition, the West Michigan Railroad Co. sold 3 small parcels of commercial development land to one of its online patrons for $280,000 and the pre-tax gain realized on the sale was $183,000.

Summary: First Six Months 2001 Compared to First Six Months 2000.

The Company's net income in the first six months 2001 was $1,074,000, an increase of $516,000 from the first six months 2000 which had net income of $558,000. Included in this increase is the gain on the sale of a 34 mile segment of track by the Alabama & Florida Railway Co., and the sale of 3 parcels of land on the West Michigan Railroad Co. Revenue decreased by $324,000 or 4% to $7,132,000 from $7,456,000 in the same period last year. Operating expense increased by $616,000 or 10%, to $6,496,000 from $5,880,000 in the same period last year. Operating income decreased by $941,000, or 60% to $635,000 from $1,576,000 in the same period last year.

Operating income was decreased in the first six months 2001 by the Company's railroad operations by approximately $617,000 in the period. Approximately $335,000 of this decrease is directly related to the Alabama & Florida Railway operations, and the remaining decrease of $282,000 primarily relates to increased operating expenses by the railroads of $362,000, offset by increased revenues from the remaining railroad operations of $80,000. Operating income was decreased in the first six months 2001 by the Company's equipment leasing operations by approximately $131,000 in the period, primarily from an increase of $105,000 in expenses associated with maintaining the railcar and locomotive fleet, and an increase in depreciation expense of $49,000. The equipment leasing operations also generated increased revenue from locomotive leases of $145,000 in the first six months 2001 which was offset by a decrease in revenue of $153,000 from the utilization of its railcar fleet by non-affiliated railroads in the first six months 2001. In addition, corporate support services decreased operating income by approximately $193,000 in the period resulting primarily from increased health insurance expenses and increased payroll for support services needed as a result of the growth of the Company's equipment and railroad properties.

Revenue:

Revenue decreased in the first six months 2001 by approximately $324,000, or 4%, to $7,132,000 from $7,456,000 in the same period last year. The railroad operations decreased revenue by approximately $324,000, which included a $405,000 decrease directly related to the Alabama & Florida Railway Co., offset by a $144,000 increase from the Gettysburg & Northern Railroad Co. which the Company began operating on February 20, 2001, and a decrease of $63,000 from the remaining operating railroads. The equipment leasing operations had a $5,000 decrease in revenue in the period resulting from an increase in revenue generated from locomotive leases of $145,000 offset by a decrease in revenue of $150,000 from the utilization of its railcar fleet by non-affiliated railroads.

Operating Expense:

Operating expense increased in the first six months 2001 by $616,000 or 10%, to $6,496,000 from $5,880,000 in the prior year. The railroad operations increased operating expense by approximately $292,000 in the period which included $171,000 of increased operating expense related to the Gettysburg & Northern Railroad Co. which the Company began operating on February 20, 2001. The equipment leasing operations increased operating expense approximately $127,000, primarily from an increase in maintenance costs and increased depreciation expense related to the acquisition of railcars and locomotives. In addition, corporate support services increased operating expense by approximately $197,000 in the period of which approximately $100,000 relates primarily to increased health insurance expenses provided to all subsidiary employees.

Maintenance of way and structures expense (MOW) decreased $28,000 to $766,000 from $794,000 in the same period last year, the majority of which relates to the railroad operations.

Maintenance of equipment expense (MOE) increased $171,000, or 25% to $855,000 from $684,000 in the same period last year. The equipment leasing operations had an increase in MOE of approximately $54,000 as a result of increased costs associated with maintaining the Company's railcar fleet. The railroad operations had increased MOE of $78,000, of which $17,000 relates to the Gettysburg & Northern Railroad Co. Most of the additional increase in MOE from the railroad operations relates to expenses for material needed to generate revenues from authorized repairs to unaffiliated railcars while on the Company's rail lines. In addition, MOE was increased $38,000 from corporate support services.

Transportation expense (TRAN) increased $100,000, or 6% to $1,711,000 from $1,611,000 in the same period last year. The equipment leasing operations had an increase in TRAN of approximately $50,000 as a result of increased costs associated with maintaining the Company's locomotive fleet. The railroad operations had increased TRAN of $75,000, including an increase of $68,000 relating to the Gettysburg & Northern Railroad Co. In addition, TRAN was decreased $15,000 from corporate support services.

General & administration expense (ADMIN) increased $300,000, or 16%, to $2,132,000 from $1,832,000 in the same period last year. The railroad operations had an increase of $140,000 in the period, which includes an increase of $44,000 from the Gettysburg & Northern Railroad Co. In addition, the railroad operations had increased ADMIN relating to outside legal fees for various matters. The equipment leasing operations decreased ADMIN approximately $26,000 . Corporate support services increased ADMIN expense by approximately $185,000 in the period, which included approximately $100,000 of increased health insurance expense, and also increased payroll for support services needed as a result of the growth of the Company's equipment and railroad properties.

Depreciation and amortization expense increased $73,000, or 8%, to $1,032,000 from $959,000 in the same period last year. Approximately $24,000 of the increase is related to the Gettysburg & Northern Railroad Co. The equipment leasing operations increased depreciation expense approximately $49,000 related to the acquisition of railcars and locomotives.

Other Income and Expense Income Statement Line Item Discussion:

In the first six months 2001 other income and expense decreased $67,000 to $145,000 of income in the period compared to $212,000 of income in the same period last year. Included in this decrease is approximately $79,000 of expense the Company incurred as a guarantor on an outstanding loan by the Minnesota Central Railroad Co., which the Company sold in 1999. The remaining other income relates primarily to lease income for the use of railroad property. The Company continues to place a strong emphasis on identifying and collecting revenues from third parties occupying Company property. In addition to lease income, other income and expense includes revenues generated from scrap sales, and other miscellaneous non-operating revenues and expenses, primarily generated by the Company's railroad operations.

Interest expense related to equipment financing decreased $47,000 in the first six months 2001 to $354,000 compared to $401,000 in the same period last year. This decrease is the result of reduction of principal balances related to equipment financing in the absence of additional financing activities. Other interest expense, which primarily relates to the financing of the Company's railroad operations, increased $11,000 in the period primarily related to the financing of the Gettysburg & Northern Railroad which was purchased February 20, 2001.

In the first six months 2001 the Company had a significant gain on fixed asset dispositions of approximately $1,921,000 compared to an $3,000 loss on sale of fixed assets in the same period last year. On June 11, 2001, the Company's Alabama & Florida Railway Co. (AF) subsidiary sold a 34 mile segment of its track from Georgiana, AL to Andalusia, AL, to the Three Notch Railroad Co.
(TNR), a wholly owned subsidiary of Gulf & Ohio Railways. The sale price was $2.5 million and the pre-tax gain realized was $1,738,000. In addition, the West Michigan Railroad Co. sold 3 small parcels of commercial development land to one of its online patrons for $280,000 and the pre-tax gain realized on the sale was $183,000.

Impact of New Accounting Pronouncements:

The Company is not aware of any recent accounting standard issued, but not yet required to be adopted by the Company, that would have a material effect on its financial position or results of operations.

Liquidity and Capital Resources:

The Company primarily uses cash generated from operations to fund working capital needs and relies on long-term financing for railcars, new operating subsidiaries, and other significant capital expenditures. The Company has working capital facilities totaling $1,100,000, all of which was available for use at the end of the second quarter 2001.

On June 23, 2000, the Company entered into a credit agreement with National City Bank of Michigan/Illinois to provide a $5 million revolving acquisition line of credit for railroad acquisitions at a variable interest rate of prime plus 1%, renewable every 2 years. Amounts drawn on the line are amortized over a 10 year period. This credit line is secured by all non real estate assets of the Mississippi Central Railroad Co., the Alabama Railroad Co. and all non real estate assets of any company acquired using proceeds from the credit line. In the first six months 2001, $1,604,700 was borrowed on the line in connection with the asset purchase by the Gettysburg & Northern Railroad Co. The monthly principal and interest payment currently required to be repaid on the Gettysburg & Northern Railroad Co. financing is approximately $21,000. In addition, monthly principal and interest of approximately $8,300 is currently being repaid on the credit line for the funding of the Indiana Southwestern Railway Co. As of June 30, 2001, $2,272,000 was drawn on the credit line leaving an available balance of $2,728,000.

Long-term equipment financing has historically been readily available to the Company for its railcar acquisition program. The Company believes it will be able to continue obtaining long-term equipment financing should the need arise. The Company's plans for new debt in the foreseeable future is contingent upon new railroad acquisitions and increased needs and/or opportunities for railcars.

On July 1, 1995, the Company's stock split and warrant issuance became payable to shareholders. The 2 for 1 stock split increased the number of shares issued and outstanding from 2,099,142 to 4,198,284. At the same time shareholders became entitled to purchase an additional 4,198,284 shares through stock warrants issued by the Company as dividends. One warrant was issued for each share of common stock held after the split, entitling the holder to purchase 1 share of common stock for $2.00 per share. The shares purchased through the exercise of the warrants must be held for 1 year from date of purchase. As of June 30, 2001, a total of 68,766 warrants originally issued had been exercised to date since the warrants issuance, and the Company realized $137,532 on the exercise of those warrants.

On June 26, 1996, the Company's shareholders approved a stock option plan permitting the issuance of 407,000 shares of common stock. Options granted under the plan are incentive based except for the options granted to the CEO whose options are non-qualified. The options will be fully vested and will be exercisable as of July 1, 2001. The exercise date can be accelerated if Pioneer Railcorp common shares reach a closing price of $7.25 per share, or higher, for any consecutive 10-day period, as reported in the Wall Street Journal. The options will be exercisable at prices ranging from $2.75 to $3.03, based upon the trading price on the date of the grant, in whole or in part within 10 years from the date of grant. As of June 30, 2001, a total of 175,000 options are outstanding under this plan.

The Company was contingently liable as a guarantor on an outstanding loan. The loan was the primary responsibility of the Minnesota Central Railroad Co., which the Company sold in 1999, however, the Company had guaranteed the debt prior to the sale of the Minnesota Central Railroad Co. In the second quarter 2001 the Company was required to pay approximately $79,000 to satisfy this obligation.

On June 11, 2001, the Company's Alabama & Florida Railway Co. (AF) subsidiary sold a 34 mile segment of its track from Georigiana, AL to Andalusia, AL, to the Three Notch Railroad Co. (TNR), a wholly owned subsidiary of Gulf & Ohio Railways in Knoxville, TN. The cash sale price was $2,500,000. The Company estimates the sale of the track segment will result in a decrease in operating income and cash flow of approximately $250,000 during the second half of 2001. However, the proceeds from this transactions were used to pay off selected long-term debt obligations and the Company estimates that it will realize an increase in monthly cash flows of approximately $80,000 through May 2002, $50,000 from June 2002 through December 2002, and $23,000 from January 2003 through December 2003, as a result of the early repayment of debt.

The Company anticipates that the outcomes involving current legal proceedings will not materially affect the Company's consolidated financial position or results of operation.

The Company believes its cash flow from operations and its available working capital credit lines, will be more than sufficient to meet liquidity needs through at least the next twelve months.

Balance Sheet and Cash Flow Items:

The Company's operating activities in the first six months 2001 generated positive cash flow of $1,384,000. Net cash from operating activities for the first six months 2001 was generated from $1,074,000 of net income, increased by $1,032,000 of depreciation and amortization, decreased by a gain on sales of property and equipment of $1,921,000, an increase in accounts payable of $198,000, a decrease of accounts receivable of $315,000, an increase in income tax payable of $752,000, and a decrease in net cash of $66,000 by changes in various other operating assets and liabilities.

In the first six months 2001, the Company made approximately $2,013,000 of capital expenditures improvements. Capital expenditures included $1,604,700 for the railroad assets of the former Gettysburg Railway, Inc. (GBRY) and the Gettysburg Scenic Railway (GSRX) by Pioneer Railcorp's wholly-owned subsidiary Gettysburg & Northern Railroad Co. Allocations of the Gettysburg & Northern Railroad Co. asset purchase include approximately $1,007,000 for track structures, $316,000 for land, $146,000 for buildings and $136,000 for equipment. In addition, the Company purchased 2 locomotives for approximately $110,000 of which $78,000 was financed by the Company's acquisition credit line. The Company spent approximately $105,000 to upgrade bridge structures and the majority of the remaining capital asset expenditures of approximately $193,000 relate to equipment purchases and railcar betterments

PART II.  OTHER INFORMATION

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

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Shareholders was held on June 26, 2001 at the Company's headquarters in Peoria, Illinois. All five seats on the Board of Directors were up for election at this meeting. Directors Guy L. Brenkman, J. Michael Carr, Orvel L. Cox, Timothy F. Shea, and John S. Fulton were re-elected for a one year term.

The vote totals for the Directors were as follows:

    Proposal                                         Votes For    Votes Withheld
--------------------------------------------------------------------------------

Nomination of Guy L. Brenkman
to the Board of Directors ..................         3,461,593        260,482

Nomination of Orvel L. Cox
to the Board of Directors ..................         3,508,774        213,302

Nomination of Timothy F.Shea
to the Board of Directors ..................         3,496,194        225,881

Nomination of John S. Fulton
to the Board of Directors ..................         3,505,994        216,081

Nomination of J. Michael Carr
to the Board of Directors ..................         3,505,923        216,152

In addition to the election of the Board of Directors, shareholders ratified the appointment of McGladrey & Pullen, LLP, Certified Public Accountants, as the Company's independent public accountants for the coming year with 3,575,222 votes for and 139,400 votes against.

Item 5.   OTHER INFORMATION

On February 1, 2001, the Company separated 1.1 miles of track located in Kendallville, Indiana from its Michigan Southern Railroad Company subsidiary and is operating as a wholly-owned subsidiary of Pioneer Railcorp under the name Kendallville Terminal Railway Co. (KTR). On May 1, 2001, the Company separated 9 miles of track located in the Indiana counties of Elkhart and St. Joseph, Indiana from its Michigan Southern Railroad Company subsidiary and is operating as a wholly-owned subsidiary of Pioneer Railcorp under the name Elkhart & Western Railroad Co. (EWR). These actions were taken to simplify interchange with the Norfolk Southern, the connecting carrier, and to enhance marketing of the railroad by creating a local identity of the rail line.

On June 11, 2001, the Company's Alabama & Florida Railway Co. (AF) subsidiary sold a 34 mile segment of its track from Georgiana, AL to Andalusia, AL, to the Three Notch Railroad Co. (TNR), a wholly owned subsidiary of Gulf & Ohio Railways. The sale price was $2.5 million and the Company realized a pre-tax gain of $1,738,000 on the transaction. The AF is retaining 43 miles of the line and will continue operations on the remaining trackage, but is seeking a buyer for the remaining rail facilities. Also, the West Michigan Railroad Co. sold 3 small parcels of commercial development land to one of its online patrons for $280,000 and the pre-tax gain realized on the sale was $183,000.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

Exhibit # 11 - Statement regarding computation of per share earnings.

Exhibit # 20.1 Notice of Annual Meeting and Proxy Statement used to solicit votes for the Annual Meeting of Shareholders, held June 26, 2001.

Exhibit # 20.2 Form of Ballot used at the Annual Meeting on June 26, 2001.

Exhibit # 20.3 Annual Report for 2000 sent to shareholders with the Notice of Annual Meeting and Proxy Statement.

No reports were filed on Form 8-K during the first six months 2001

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on it's behalf by the undersigned thereunto duly authorized.

PIONEER RAILCORP
(Registrant)





       08/09/01                        /s/ Guy L. Brenkman
       --------                        -----------------------------------------
         DATE                          GUY L. BRENKMAN
                                       PRESIDENT & CEO



       08/09/01                        /s/ J. Michael Carr
       --------                        -----------------------------------------
         DATE                          J. MICHAEL CARR
                                       TREASURER & CHIEF
                                       FINANCIAL OFFICER