Form 10QSB
period 2001-09-30
PIONEER RAILCORP
filed 2001-11-01
CIK 796374

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                    For the quarter ended September 30, 2001

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

                                    4,529,077
           ----------------------------------------------------------
           (Shares of Common Stock outstanding on September 30, 2001)

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS



                        PIONEER RAILCORP AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                   Quarters Ended September 30, 2001 and 2000

                                    UNAUDITED

                                               Three Months     Nine Months    Three Months     Nine Months
                                                  Ended           Ended           Ended           Ended
                                               September 30,   September 30,   September 30,   September 30,
                                                   2001            2000           2001            2000
                                               ------------------------------------------------------------
Operating revenue ..........................   $  3,679,983    $  3,841,288    $ 10,811,493    $ 11,297,580
                                               ------------------------------------------------------------

Operating expenses
   Maintenance of way ......................        251,336         358,868       1,017,681       1,152,489
   Maintenance of equipment ................        376,181         370,982       1,230,818       1,055,442
   Transportation expense ..................        733,792         879,192       2,444,851       2,490,204
   Administrative expense ..................      1,069,793         952,879       3,201,701       2,786,036
   Depreciation  & amortization ............        517,717         474,445       1,550,034       1,432,285
                                               ------------------------------------------------------------
                                                  2,948,819       3,036,366       9,445,085       8,916,456
                                               ------------------------------------------------------------

Operating income ...........................        731,164         804,922       1,366,408       2,381,124
                                               ------------------------------------------------------------

Other income & expense
   Other (income) expense ..................        (55,526)        (54,941)       (200,662)       (267,281)
   Interest expense, equipment .............        140,011         200,669         494,157         602,052
   Interest expense, other .................        171,043         189,952         559,219         567,684
   Net (gain) loss on sale of fixed assets .        (17,728)        (57,096)     (1,938,331)        (54,549)
                                               ------------------------------------------------------------
                                                    237,800         278,584      (1,085,617)        847,906
                                               ------------------------------------------------------------

Income before income taxes .................        493,364         526,338       2,452,025       1,533,218

Provision for income taxes .................        208,700         216,600       1,030,700         602,600
                                               ------------------------------------------------------------

Income before minority interest in preferred
   stock dividends of consolidated
   subsidiaries ............................   $    284,664    $    309,738    $  1,421,325    $    930,618

Minority interest in preferred stock
  dividends of consolidated subsidiaries ...   $     31,308    $     31,308    $     93,924    $     93,924
                                               ------------------------------------------------------------

Net income .................................   $    253,356    $    278,430    $  1,327,401    $    836,694
                                               ============================================================

Basic earnings per common share ............   $       0.06    $       0.06    $       0.29    $       0.18
                                               ============================================================

Diluted earnings per common share ..........   $       0.06    $       0.06    $       0.29    $       0.18
                                               ============================================================

Cash dividends per common share ............   $     0.0000    $      0.000    $     0.0000    $      0.025
                                               ============================================================

                        PIONEER RAILCORP AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2001 and DECEMBER 31, 2000

                                    UNAUDITED

                                                          September 30    December 31
                                                               2001          2000
                                                          ----------------------------
ASSETS
Current Assets

   Cash ...............................................   $    323,463    $    564,490
   Accounts receivable, less allowance
     for doubtful accounts 2001 $139,528; 2000 $120,099      3,711,208       3,687,738
   Inventories ........................................        230,967         237,091
   Prepaid expenses ...................................        278,151          96,357
   Income tax refund claims ...........................        147,601         206,915
   Deferred taxes .....................................         59,800          59,800
                                                          ----------------------------
        Total current assets ..........................      4,751,190       4,852,391
                                                          ----------------------------

Property and Equipment less accumulated
  depreciation 2001 $9,899,656; 2000 $8,909,343 .......     25,975,419      25,451,459
                                                          ----------------------------

Intangible Assets, less accumulated amortization
  2001 $326,428; 2000 $288,984 ........................      1,063,144       1,091,403
                                                          ----------------------------

Investments, cash value of life insurance .............        176,321         156,702
                                                          ----------------------------

Total assets ..........................................   $ 31,966,074    $ 31,551,955
                                                          ============================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable ...................................   $  2,384,508    $  2,307,663
   Notes payable ......................................        115,425               0
   Income taxes payable ...............................        278,311           4,099
   Current maturities of long-term debt ...............      2,354,387       2,953,155
   Accrued liabilities ................................        538,475         643,743
                                                          ----------------------------
        Total current liabilities .....................      5,671,106       5,908,660
                                                          ----------------------------

Long-term debt, net of current maturities .............     12,819,455      14,103,682
                                                          ----------------------------

Deferred income taxes .................................      5,425,200       4,825,200
                                                          ----------------------------

Minority interest in subsidiaries .....................      1,103,000       1,106,000
                                                          ----------------------------

Stockholders' Equity
   Common stock .......................................          4,612           4,612
   In Treasury 2001 83,440 shares; 2000 81,240 ........            (83)            (81)
                                                          ----------------------------
   Outstanding 2001 4,529,077; 2000 4,531,277 .........          4,529           4,531
   Additional paid-in capital .........................      2,044,041       2,044,041
   Retained earnings ..................................      4,898,743       3,559,841
                                                          ----------------------------
        Total stockholders' equity ....................      6,947,313       5,608,413
                                                          ----------------------------

Total liabilities and equity ..........................   $ 31,966,074    $ 31,551,955
                                                          ============================

                        PIONEER RAILCORP AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               First Nine Months Ended September 30, 2001 and 2000

                                    UNAUDITED

                                                                  First Nine     First Nine
                                                                    Months         Months
                                                                     2001           2000
                                                                 --------------------------
Cash Flows From Operating Activities
Net income ...................................................   $ 1,327,401    $   836,694
Adjustments to reconcile net income to net cash
provided by operating activities:
        Minority interest in preferred stock dividends of
          consolidated subsidiaries ..........................        93,924         93,924
        Depreciation .........................................     1,519,334      1,394,724
        Amortization .........................................        30,700         37,562
        Increase in cash value life insurance ................       (19,619)       (14,534)
        (Gain) on sale of property & equipment ...............    (1,938,331)       (54,549)
        Deferred taxes .......................................       600,000              0
Change in assets and liabilities, net of effects from
        acquisition of subsidiaries
        (Increase) decrease accounts receivable ..............       (23,470)       178,021
        (Increase) decrease inventories ......................         6,124              0
        (Increase) decrease prepaid expenses .................      (181,794)       (68,789)
        (Increase) decrease intangible assets ................        (2,351)        (1,435)
        Increase (decrease) accounts payable .................        76,845     (1,588,622)
        (Increase) decrease income tax refund claims .........        59,314              0
        Increase (decrease) income tax payable ...............       274,212       (267,266)
        Increase (decrease) accrued liabilities ..............      (105,268)      (154,559)
                                                                 --------------------------
        Net cash provided by (used in) operating activities ..     1,717,021        391,171
                                                                 --------------------------

Cash Flows From Investing Activities
        Proceeds from sale of property & equipment ...........     2,811,679        597,557
        Purchase of property & equipment .....................    (2,916,642)    (3,514,646)
        Business acquisitions, net of cash acquired ..........             0        (55,000)
                                                                 --------------------------
        Net cash provided by (used in) investing activities ..      (104,963)    (2,972,089)
                                                                 --------------------------

Cash Flows From Financing Activities
        Proceeds from short-term borrowings ..................     1,407,858      4,101,719
        Proceeds from long-term borrowings ...................     4,499,891      5,504,773
        Payments on short-term borrowings ....................    (1,292,433)    (4,911,719)
        Payments on long-term borrowings .....................    (6,382,886)    (3,256,253)
        Repurchase of minority interest ......................        (3,000)       (21,000)
        Purchase of common stock for treasury ................        (2,600)       (84,655)
        Cash dividends paid ..................................             0       (113,393)
        Preferred stock dividend payments to minority interest       (79,915)       (79,915)
                                                                 --------------------------
        Net cash provided by (used in) financing activities ..    (1,853,085)     1,139,557
                                                                 --------------------------

Net increase (decrease) in cash ..............................      (241,027)    (1,441,361)

Cash, beginning of period ....................................       564,490      2,356,844
                                                                 --------------------------

Cash, end of period ..........................................   $   323,463    $   915,483
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

                                                  Third Quarter    Third Quarter
                                                       2001             2000
                                                  ------------------------------
Revenues from external customers
   Railroad operations ..........................  $  2,872,640    $  2,976,953
   Equipment leasing operations .................       795,117         856,613
   Corporate support services ...................        12,226           7,722
                                                   -----------------------------
      Total revenues from external customers ....     3,679,983       3,841,288
                                                   =============================

Intersegment revenues
   Railroad operations ..........................             0               0
   Equipment leasing operations .................        99,600          99,600
   Corporate support services ...................     1,512,410       1,615,481
                                                   -----------------------------
      Total intersegment revenues ...............     1,612,010       1,715,081
                                                   =============================

Segment profit
   Railroad operations ..........................     1,167,227       1,314,807
   Equipment leasing operations .................       447,283         503,966
   Corporate support services ...................       728,664         701,231
                                                   -----------------------------
      Total segment profit ......................     2,343,174       2,520,004

Reconciling items
    Intersegment revenues .......................    (1,612,010)     (1,715,081)
    Income taxes ................................      (208,700)       (216,600)
    Minority interest ...........................       (31,308)        (31,308)
    Other income(expense), net ..................      (237,800)       (278,585)
                                                   -----------------------------
       Total consolidated net income (loss) .....  $    253,356    $    278,430
                                                   =============================

                                                    Nine Months    Nine Months
                                                       Ended          Ended
                                                      9/30/01        9/30/00
                                                   -----------------------------
Revenues from external customers
   Railroad operations ..........................  $  8,464,782    $  8,893,195
   Equipment leasing operations .................     2,322,214       2,392,812
   Corporate support services ...................        24,497          11,573
                                                   -----------------------------
      Total revenues from external customers ....    10,811,493      11,297,580
                                                   =============================

Intersegment revenues
   Railroad operations ..........................             0               0
   Equipment leasing operations .................       298,800         294,300
   Corporate support services ...................     5,049,355       4,695,231
                                                   -----------------------------
      Total intersegment revenues ...............     5,348,155       4,989,531
                                                   =============================

Segment profit
   Railroad operations ..........................     3,070,678       3,834,876
   Equipment leasing operations .................     1,167,060       1,355,695
   Corporate support services ...................     2,476,825       2,180,084
                                                   -----------------------------
      Total segment profit ......................     6,714,563       7,370,655

Reconciling items
    Intersegment revenues .......................    (5,348,155)     (4,989,531)
    Income taxes ................................    (1,030,700)       (602,600)
    Minority interest ...........................       (93,924)        (93,924)
    Other income(expense), net ..................     1,085,617        (847,906)
                                                   -----------------------------
       Total consolidated net income ............  $  1,327,401    $    836,694
                                                   =============================

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

NOTE 4. PURCHASES OF RAILROAD FACILITIES

On February 20, 2001, the Company through its wholly-owned subsidiary Gettysburg & Northern Railroad Co. (GET), acquired in a transaction accounted for by the purchase method of accounting, the railroad assets of the former Gettysburg Railway, Inc. (GBRY) and the Gettysburg Scenic Railway (GSRX), from various corporate entities owned by John H. Marino of Manassas, Virginia. The line is 25 miles in length running from Gettysburg, PA to Mount Holly Springs, PA. The primary commodities are canned goods, pulpboard and scrap paper. In addition, the GET generates revenues from a scenic passenger operation. The total purchase price was $1,604,700. There was no goodwill recognized as a result of this transaction.

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

Summary: Third Quarter 2001 Compared to Third Quarter 2000.

The Company's net income in the third quarter 2001 was $253,000, a decrease of $25,000 from the third quarter 2000 which had net income of $278,000. Revenue decreased by $161,000, or 4%, to $3,680,000 from $3,841,000 in the same period last year. Operating expense decreased by $87,000, or 3%, to $2,949,000 from $3,036,000 in the same period last year. Operating income decreased by $74,000, or 9%, to $731,000 from $805,000 in the same period last year..

Operating income was decreased in the third quarter 2001 by the Company's railroad operations by $147,000, of which $168,000 is directly related to the Alabama & Florida Railway Co. operations. Operating income was decreased $57,000 in the third quarter 2001 by the Company's equipment leasing operations, primarily from a $90,000 decrease in revenue from the utilization of its railcar fleet by non-affiliated railroads, offset by an increase in locomotive lease income of $28,000. Corporate support services increased operating income by $131,000 resulting from decreased insurance expenses and decreased payroll for support services from a reduction in the corporate support staff.

Revenue:

Revenue decreased in the third quarter 2001 by $161,000, or 4%, to $3,680,000 from $3,841,000 in the same period last year. The railroad operations decreased revenue by $104,000, of which $329,000 relates directly to the Alabama & Florida Railway Co. In addition, the Company began operating the Gettysburg & Northern Railroad Co. on February 20, 2001 which generated $211,000 of revenue in the third quarter 2001. Overall, the Company has experienced a moderate decrease in rail traffic as a result of the current economic and political environment. The equipment leasing operations had a $62,000 decrease in revenue in the period resulting from a $90,000 decrease in revenue from the utilization of its railcar fleet by non-affiliated railroads, offset by an increase in locomotive lease income of $28,000.

Operating Expense:

Operating expense decreased in the third quarter 2001 by $87,000, or 3%, to $2,949,000 from $3,036,000 in the same period last year. The railroad operations increased operating expense by $43,000 in the period which included $148,000 of increased operating expense related to the Gettysburg & Northern Railroad Co., which the Company began operating on February 20, 2001. The Alabama & Florida Railway Co. had a decrease in operating expense of $162,000 in the period. The equipment leasing operations decreased operating expense $5,000, primarily from decreased maintenance costs offset by increased depreciation expense related to the acquisition of railcars and locomotives. In addition, corporate support services decreased operating expense by $125,000 in the period resulting primarily from decreased insurance expenses and decreased payroll for support services from a reduction in the corporate support staff.

Maintenance of way and structures expense (MOW) decreased $108,000, or 30%, to $251,000 from $359,000 in the same period last year. Railroad operations had a decrease of $82,000, of which $47,000 relates to the Alabama & Florida Railway Co., and the remaining decrease primarily relates to the capitalization of labor for track improvements. Corporate support services decreased MOW by $26,000 in the period from reductions in staff.

Maintenance of equipment expense (MOE) increased only $5,000, to $376,000 from $371,000 in the same period last year. The equipment leasing operations had a decrease in MOE of $46,000 as a result of decreased costs associated with maintaining the Company's railcar fleet. The railroad operations had increased MOE of $55,000, most of which relates to expenses for material needed to generate revenues from authorized repairs to unaffiliated railcars while on the Company's rail lines. In addition, MOE was decreased $4,000 from corporate support services.

Transportation expense (TRAN) decreased $145,000, or 17%, to $734,000 from $879,000 in the same period last year. The railroad operations had decreased TRAN of $112,000, of which a $77,000 decrease relates to the Alabama & Florida Railway Co. Also, TRAN was increased $67,000 by the Gettysburg & Northern Railroad Co. The equipment leasing operations had an increase in TRAN of $21,000 resulting from increased costs associated with maintaining the Company's locomotive fleet. In addition, TRAN was decreased $54,000 from corporate support services primarily from a reduction in the use of the Company airplane and also staff reductions.

General & administration expense (ADMIN) increased $117,000, or 12%, to $1,070,000 from $953,000 in the same period last year. The railroad operations had an increase of $170,000 in ADMIN expense in the period, of which $35,000 relates to the Gettysburg & Northern Railroad Co. Most of the remaining increase in ADMIN from railroad operations relates to legal services for various matters before the Surface Transportation Board. The equipment leasing operations decreased ADMIN $13,000 from reduced cost associated with relocating railcars. Corporate support services decreased ADMIN expense by $40,000 in the period resulting primarily from decreased insurance expenses.

Depreciation and amortization expense increased $44,000, or 9%, to $518,000 from $474,000 in the same period last year. Approximately $24,000 of the increase is related to the Gettysburg & Northern Railroad Co. and the Alabama & Florida Railway Co. had a decrease of $14,000 as a result of the sale of track in the second quarter 2001. The equipment leasing operations increased depreciation expense $34,000 due to the acquisition of railcars and locomotives.

Other Income and Expense Income Statement Line Item Discussion:

In the third quarter 2001, other income and expense remained constant at $56,000 of income compared to $55,000 of income the same period last year. Other income relates primarily to lease income for the use of railroad property. The Company continues to place a strong emphasis on identifying and collecting revenues from third parties occupying Company property. In addition to lease income, other income and expense includes revenues generated from scrap sales, and other miscellaneous non-operating revenues and expenses, primarily generated by the Company's railroad operations.

Interest expense related to equipment financing decreased $61,000 in the third quarter 2001 to $140,000 compared to $201,000 in the same period last year. In the second quarter 2001 the Company repaid approximately $1.4 million of equipment debt. In addition, the Company refinanced approximately $2.2 million
of  equipment  debt  in  the  third  quarter  2001,   taking  advantage  of  the
historically low corporate lending rates prevalent in the current economic environment. The Company is in the process of refinancing any remaining debt significantly above current market interest rates, but some of the Company's debt is subject to fixed pricing agreements and can not be refinanced without penalties that would offset any savings from the reduced interest rates. Other interest expense, which primarily relates to the financing of the Company's railroad operations, decreased $19,000 in the quarter.

In the third quarter 2001 the Company had gains on fixed asset dispositions of $18,000, compared to gains of $57,000 in the same period last year. The gain in the third quarter 2001 relates to the disposition of several railcars.

Summary: First Nine Months 2001 Compared to First Nine Months 2000.

The Company's net income in the first nine months 2001 was $1,327,000, an increase of $490,000 from the first nine months 2000 which had net income of $837,000. Included in this increase is the gain on the sale of a 34 mile segment of track by the Alabama & Florida Railway Co., and the sale of 3 parcels of land on the West Michigan Railroad Co. Revenue decreased by $486,000, or 4%, to $10,811,000 from $11,297,000 in the same period last year. Operating expense increased by $529,000, or 6%, to $9,445,000 from $8,916,000 in the same period last year. Operating income decreased by $1,015,000, or 43%, to $1,366,000 from $2,381,000 in the same period last year.

Operating income was decreased in the first nine months 2001 by the Company's railroad operations by $764,000 in the period. Approximately $503,000 of this decrease directly relates to the Alabama & Florida Railway Co. operations which sold trackage that handled a majority of its rail business. The remaining operating income decrease of $261,000 from the railroad operations relates to a moderate decrease in rail traffic as a result of the current economic and political environment and legal services relating to various matters before the Surface Transportation Board. Operating income was decreased in the first nine months 2001 by the Company's equipment leasing operations by $193,000 primarily from a $70,000 increase in expenses associated with maintaining the locomotive fleet, and an increase in depreciation expense of $82,000. The equipment leasing operations also generated increased revenue from locomotive leases of $172,000 in the first nine months 2001 which was offset by a $244,000 decrease in revenue from the utilization of its railcar fleet by non-affiliated railroads. In addition, corporate support services decreased operating income by $57,000 in the period resulting primarily from increased health insurance expenses and increased payroll for support services.

Revenue:

Revenue decreased in the first nine months 2001 by $486,000, or 4%, to $10,811,000 from $11,297,000 in the same period last year. The railroad operations decreased revenue by $428,000, which included a $734,000 decrease directly related to lost revenues due to the sale of the Alabama & Florida
Railway  Co.,  offset by a  $355,000  increase  from the  Gettysburg  & Northern
Railroad Co. which the Company began operating on February 20, 2001. The equipment leasing operations had a $72,000 decrease in revenue in the period resulting from a decrease in revenue of $244,000 from the utilization of its railcar fleet by non-affiliated railroads, offset by an increase in revenue generated from locomotive leases of $172,000.

Operating Expense:

Operating expense increased in the first nine months 2001 by $529,000 or 6%, to $9,445,000 from $8,916,000 in the same period last year. The railroad operations increased operating expense by $337,000 in the period which included $318,000 of increased operating expense related to the Gettysburg & Northern Railroad Co. which the Company began operating on February 20, 2001.

The Alabama & Florida had a decrease in operating expense of $230,000 in the period. The remaining increased operating expense from the railroad operations relates primarily to legal fees. The equipment leasing operations increased operating expense $122,000, primarily from increased maintenance costs and increased depreciation expense related to the acquisition of railcars and locomotives. In addition, corporate support services increased operating expense by $70,000 in the first nine months 2001 resulting primarily from increased health insurance expenses and increased payroll for support services.

Maintenance of way and structures expense (MOW) decreased $134,000, or 12%, to $1,018,000 from $1,152,000 in the same period last year, the majority of which relates to the railroad operations .

Maintenance of equipment expense (MOE) increased $176,000, or 17%, to $1,231,000 from $1,055,000 in the same period last year. The equipment leasing operations had increased MOE of $8,000 as a result of increased costs associated with maintaining the Company's railcar fleet. The railroad operations had increased MOE of $135,000, most of which relates to expenses for material needed to generate revenues from authorized repairs to unaffiliated railcars while on the Company's rail lines. In addition, MOE was increased $33,000 from corporate support services.

Transportation expense (TRAN) decreased $45,000, or 2%, to $2,445,000 from $2,490,000 in the same period last year. The railroad operations had decreased TRAN of $36,000, including an increase of $136,000 relating to the Gettysburg & Northern Railroad Co. offset by a decrease of $144,000 relating to the Alabama & Florida Railway Co. The equipment leasing operations had an increase in TRAN of $72,000 from increased costs associated with maintaining the Company's locomotive fleet. In addition, TRAN was decreased $81,000 from corporate support services.

General & administration expense (ADMIN) increased $416,000, or 15%, to $3,202,000 from $2,786,000 in the same period last year. The railroad operations had an increase of $311,000 in the period, which includes an increase of $79,000 from the Gettysburg & Northern Railroad Co. The majority of the remaining increased ADMIN from the railroad operations relates to legal services for various matters before the Surface Transportation Board. The equipment leasing operations decreased ADMIN $40,000. Corporate support services increased ADMIN expense by $145,000 in the period resulting primarily from increased health insurance expenses and increased payroll for support services.

Depreciation and amortization expense increased $118,000, or 8%, to $1,550,000 from $1,432,000 in the same period last year. Approximately $47,000 of the increase is related to the Gettysburg & Northern Railroad Co. while the Alabama & Florida Railway Co. had a decrease of $18,000 as a result of the sale of track in the second quarter 2001. The equipment leasing operations increased depreciation expense $81,000 related to the acquisition of railcars and locomotives.

Other Income and Expense Income Statement Line Item Discussion:

In the first nine months 2001 other income and expense decreased $67,000 to $200,000 of income in the period compared to $267,000 of income in the same period last year. Included in this decrease is approximately $79,000 of expense the Company incurred in the second quarter 2001 as a guarantor on an outstanding loan by the Minnesota Central Railroad Co., which the Company sold in 1999. The remaining other income relates primarily to lease income for the use of railroad property. The Company continues to place a strong emphasis on identifying and collecting revenues from third parties occupying Company property. In addition to lease income, other income and expense includes revenues generated from scrap sales, and other miscellaneous non- operating revenues and expenses, primarily generated by the Company's railroad operations.

Interest expense related to equipment financing decreased $108,000 in the first nine months 2001 to $494,000 compared to $602,000 in the same period last year. In the second quarter 2001 the Company repaid approximately $1.4 million of equipment debt. In addition, the Company refinanced approximately $2.2 million
of  equipment  debt  in  the  third  quarter  2001,   taking  advantage  of  the
historically low corporate lending rates prevalent in the current economic environment. The Company is in the process of refinancing any remaining debt significantly above current market interest rates, but some of the Company's debt is subject to fixed pricing agreements and can not be refinanced without penalties that would offset any savings from the reduced interest rates. Other interest expense, which primarily relates to the financing of the Company's railroad operations, decreased $8,000 in the period.

In the first nine months 2001 the Company had a significant gain on fixed asset dispositions of $1,938,000 compared to a gain of $55,000 in the same period last year. On June 11, 2001, the Company's Alabama & Florida Railway Co. (AF) subsidiary sold a 34 mile segment of its track from Georgiana, AL to Andalusia, AL, to the Three Notch Railroad Co. (TNR), a wholly owned subsidiary of Gulf & Ohio Railways. The sale price was $2.5 million and the pre-tax gain realized was $1,738,000. In addition, the West Michigan Railroad Co. sold 3 small parcels of commercial development land to one of its online patrons for $280,000 and the pre-tax gain realized on the sale was $183,000. The remaining gain relates to the disposition of several railcars.

Impact of New Accounting Pronouncements:

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No. 141) and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No.
142). SFAS No. 141 addresses financial accounting and reporting for business combinations and is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and is effective for fiscal years beginning after December 15, 2001. The Company has not yet completed its assessment of the effects of these new pronouncements on its financial statements. In August 2001 the Financial Accounting Standards Board (FASB) issued Statement No. 143, "Accounting for Asset Retirement Obligations." This statement amends FASB Statement No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies", it addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, and is effective for financial statements issued for fiscal years beginning after June 15, 2002. In October 2001 the Financial Accounting Standards Board (FASB) issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. This statement also amends ARB No. 51, "Consolidated Financial Statements" and is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company has not yet completed its assessment of the effects of these new pronouncements on its financial statements.

The Company is not aware of any other recent accounting standard issued, but not yet required to be adopted by the Company, that would have a material effect on its financial position or results of operations.

Liquidity and Capital Resources:

The Company primarily uses cash generated from operations to fund working capital needs and relies on long-term financing for railcars, new operating subsidiaries, and other significant capital expenditures. The Company has working capital facilities totaling $1,100,000, all of which was available for use at the end of the third quarter 2001.

On June 23, 2000, the Company entered into a credit agreement with National City Bank of Michigan/Illinois to provide a $5 million revolving acquisition line of credit for railroad acquisitions at a variable interest rate of prime plus 1%, renewable every 2 years. Amounts drawn on the line are amortized over a 10 year period. This credit line is secured by all non real estate assets of the Mississippi Central Railroad Co., the Alabama Railroad Co. and all non real estate assets of any company acquired using proceeds from the credit line. In the first nine months 2001, $1,604,700 was borrowed on the line in connection with the asset purchase by the Gettysburg & Northern Railroad Co. The monthly principal and interest payment currently required to be repaid on the Gettysburg & Northern Railroad Co. financing is approximately $21,000. In addition, monthly principal and interest of approximately $8,300 is currently being repaid on the credit line for the funding of the Indiana Southwestern Railway Co. As of September 30, 2001, $2,259,000 was drawn on the credit line leaving an available balance of $2,741,000.

Long-term equipment financing has historically been readily available to the Company for its railcar acquisition program. The Company believes it will be able to continue obtaining long-term equipment financing should the need arise. The Company's plans for new debt in the foreseeable future is contingent upon new railroad acquisitions and increased needs and/or opportunities for railcars.

On July 1, 1995, the Company's stock split and warrant issuance became payable to shareholders. The 2 for 1 stock split increased the number of shares issued and outstanding from 2,099,142 to 4,198,284. At the same time shareholders became entitled to purchase an additional 4,198,284 shares through stock warrants issued by the Company as dividends. One warrant was issued for each share of common stock held after the split, entitling the holder to purchase 1 share of common stock for $2.00 per share. The shares purchased through the exercise of the warrants must be held for 1 year from date of purchase. As of September 30, 2001, a total of 68,766 warrants originally issued had been exercised to date since the warrants issuance, and the Company realized $137,532 on the exercise of those warrants.

On June 26, 1996, the Company's shareholders approved a stock option plan permitting the issuance of 407,000 shares of common stock. Options granted under the plan are incentive based except for the options granted to the CEO whose options are non-qualified. The options will be fully vested and will be exercisable as of July 1, 2001. The exercise date can be accelerated if Pioneer Railcorp common shares reach a closing price of $7.25 per share, or higher, for any consecutive 10-day period, as reported in the Wall Street Journal. The options will be exercisable at prices ranging from $2.75 to $3.03, based upon the trading price on the date of the grant, in whole or in part within 10 years from the date of grant. As of September 30, 2001, a total of 175,000 options are outstanding under this plan.

The Company was contingently liable as a guarantor on an outstanding loan. The loan was the primary responsibility of the Minnesota Central Railroad Co., which the Company sold in 1999, however, the Company had guaranteed the debt prior to the sale of the Minnesota Central Railroad Co. In the second quarter 2001 the Company was required to pay approximately $79,000 to satisfy this obligation.

On June 11, 2001, the Company's Alabama & Florida Railway Co. (AF) subsidiary sold a 34 mile segment of its track from Georigiana, AL to Andalusia, AL, to the Three Notch Railroad Co. (TNR), a wholly owned subsidiary of Gulf & Ohio Railways in Knoxville, TN. The cash sale price was $2,500,000. The Company estimated the sale of the track segment will result in a decrease in operating income and cash flow of approximately $250,000 during the second half of 2001. However, the proceeds from this transactions were used to pay off selected long-term debt obligations and the Company estimates that it will realize an increase in monthly cash flows of approximately $80,000 through May 2002, $50,000 from June 2002 through December 2002, and $23,000 from January 2003 through December 2003, as a result of the early repayment of debt.

The Company refinanced approximately $2.2 million of equipment debt in the third quarter 2001, taking advantage of the historically low corporate lending rates prevalent in the current economic environment. The Company is in the process of refinancing any remaining debt significantly above current market interest rates, but some of the Company's debt is subject to fixed pricing agreements and can not be refinanced without penalties that would offset any savings from the reduced interest rates.

The Company anticipates that the outcomes involving current legal proceedings will not materially affect the Company's consolidated financial position or results of operation.

The Company believes its cash flow from operations and its available working capital credit lines, will be more than sufficient to meet liquidity needs through at least the next twelve months.

Balance Sheet and Cash Flow Items:

The Company's operating activities in the first nine months 2001 generated positive cash flow of $1,832,000. Net cash from operating activities in the first nine months 2001 was generated from $1,327,000 of net income, increased by $1,550,000 of depreciation and amortization, an increase in notes payable of $115,000, an increase in income tax payable of $274,000, an increase in deferred taxes of $600,000, and an increase in net cash of $86,000 from changes in various other operating assets and liabilities. Net cash from operating activities was reduced in the period by a gain on sales of property and equipment of $1,938,000 and an increase in prepaid expenses of $182,000.

In the first nine months 2001, the Company made $2,917,000 of capital expenditures. Capital expenditures included $1,605,000 for the railroad assets of the former Gettysburg Railway, Inc. (GBRY) and the Gettysburg Scenic Railway
(GSRX) by Pioneer Railcorp's wholly-owned subsidiary Gettysburg & Northern Railroad Co. Allocations of the Gettysburg & Northern Railroad Co. asset purchase include approximately $1,007,000 for track structures, $316,000 for land, $146,000 for buildings and $136,000 for equipment. In addition, the Company purchased 2 locomotives for approximately $110,000 of which $78,000 was financed by the Company's acquisition credit line. The Company purchased 159 covered hoppers at a cost of $550,000 and 19 wood rack railcars at a cost of $68,000. Both of these railcar purchases were financed with long term debt. The Company spent approximately $285,000 to upgrade bridge and track structures. In addition, the Company made capital expenditures of $125,000 for railcar betterments, $62,000 for locomotive betterments, and the remaining capital asset expenditures of approximately $112,000 relates to miscellaneous equipment purchases.

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

In a letter dated November 13, 1998 Keokuk Junction Railway (KJRY) notified Burlington Northern Santa Fe Railway that it desired to negotiate a new agreement for BNSF's access to its Mooar Line in Keokuk, Iowa or the then current agreement and supplements thereto would be terminated effective March 1, 1999. No new agreement was reached and KJRY put in place an interchange between BNSF and KJRY for movement of BNSF cars and locomotives to the Mooar Line for a charge of $85 per car. On April 27, 1999 BNSF filed a Petition for Declaration or Prescription of Crossing, Trackage or Joint use Rights and for Determination of Compensation and Other Terms in Finance Docket Numbers 33740 and 33740 (Sub-No-1). In a decision dated June 20, 2001 the STB ruled that BNSF had a right to cross the KJRY's track to access the Mooar Line. It ordered the parties to negotiate compensation for the crossing and if a settlement could not be reached then the STB would set the compensation. No settlement was reached and BNSF filed a Petition to Establish Compensation and Other Terms on July 23, 2001. In addition to asking the STB to set the compensation for the crossing the BNSF also asked the STB to order a refund of the difference between the compensation set by the STB and the amount paid by BNSF between March 1, 1999 and May 1, 2001. The total amount paid by BNSF between March 1, 1999 and May 1, 2001 is approximately $663,255. Mediation has been conducted but has not reached a resolution to this point. The STB has not ruled on the Petition to Establish Compensation. The KJRY has filed a notice of appeal of the June 20, 2001 STB decision with the United States Court of Appeals for the District of Columbia Circuit. KJRY's brief is due on January 15, 2002. Management has made no provision for estimated losses associated with this matter in the financial statements as of September 30, 2001 as management and internal legal council are unable to determine what the outcome of the litigation may be and whether there will be any adverse financial consequences.

As of the date of this Form 10-QSB, management is not aware of any other incident which is likely to result in a liability that would materially affect the Company's consolidated financial position or results of operation.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters  were  submitted to a vote of security  holders in the third  quarter
2001.

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

No reports were filed on Form 8-K during the first nine months 2001

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on it's behalf by the undersigned thereunto duly authorized.

PIONEER RAILCORP
(Registrant)
                                            /s/ Guy L. Brenkman
       10/31/01                             ------------------------------------
        DATE                                GUY L. BRENKMAN
                                            PRESIDENT & CEO

                                            /s/ J. Michael Carr
      10/31/01                              ------------------------------------
       DATE                                 J. MICHAEL CARR
                                            TREASURER & CHIEF
                                            FINANCIAL OFFICER