Form 10KSB
period 2001-12-31
PIONEER RAILCORP
filed 2002-03-27
CIK 796374

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

              Annual Report Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2001

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

Issuer's revenues for the fiscal year ended December 31, 2001 were $14,420,945

The aggregate market value of voting stock held by non-affiliates of the Registrant on March 21, 2002 was $3,422,009

                                    4,528,427
             -------------------------------------------------------
             (Shares of Common Stock outstanding on March 21 , 2002)

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

The Company operates in two business segments, railroad operations and railroad equipment leasing. Railroad operations are provided by the Company's wholly-owned short line railroad subsidiaries whose rail system provides shipping links for customers along its routes and interchanges with five major railroads, Burlington Northern Santa Fe Railroad (BNSF), CSX Transportation
(CSX), Canadian National Railway Company (CN), Norfolk Southern Railway (NS) and Union Pacific Railroad (UP). Additionally, the Company's railroad subsidiaries have interchanges with three smaller railroads, the Kansas City Southern Railway
(KCS), the Arkansas & Missouri Railroad (AM), and Indiana Northeastern Railroad Company (IN). PRC's rail system is primarily devoted to carrying freight. The Company also seeks to encourage development on or near, and utilization of, the real estate right of way of its operating railroads by potential shippers as a source of additional revenue and also generates revenue by granting to various entities, such as utilities, pipeline and communications companies and non-industrial tenants, the right to occupy its railroad right of way and other real estate property. The Company's railroad equipment leasing operation provides locomotives, railcars and other railroad related vehicles and equipment to the Company's operating railroad subsidiaries. In addition, the Company's railroad equipment leasing operation leases railcars and locomotives to unaffiliated third parties.

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

On November 23, 1992, the Alabama & Florida Railway Co. (AF), a wholly-owned subsidiary of Pioneer Railcorp, purchased the tangible assets of the A&F Inc., d/b/a the Alabama & Florida Railroad Company. The line ran from Georgiana to Geneva, Alabama, a distance of 76 miles and interchanged with CSX at Georgiana. On June 11, 2001, the Company's Alabama & Florida Railway Co. (AF) subsidiary sold a 33 mile segment of its track from Georgiana, AL to Andalusia, AL, to the Three Notch Railroad Co. (TNR), a wholly owned subsidiary of Gulf & Ohio Railways. The AF retained 43 miles of the line and will continue operations on the remaining trackage, but is seeking a buyer for the remaining rail facilities. The AF's principal commodities are fertilizer and plastic pipe.

On September 23, 1993, the Decatur Junction Railway Co. (DT), a wholly-owned subsidiary of Pioneer Railcorp, signed a lease agreement with Cisco Co-op Grain Company (Cisco) and on September 24, 1993 with Central Illinois Shippers, Incorporated (CISI), for the lease of two segments of track in east central Illinois. The Cisco segment runs from Green's Switch (Decatur) to Cisco, Illinois, approximately thirteen (13) miles. The CISI segment runs from Elwin to Assumption, Illinois, a distance of approximately seventeen (17) miles. The two lines connect via trackage rights on the Canadian National Railway Company (CN) through Decatur, Illinois, a distance of approximately eight (8) miles. Railroad operations began on the Cisco segment December 3, 1993, and began on the CISI segment December 7, 1993.

On October 7, 1994, Pioneer Railcorp acquired all the outstanding common stock of the Vandalia Railroad Company. The line located in Vandalia, Illinois, interchanges with CSX and is approximately 3.5 miles long. The railroad's principal commodities are steel pipe, plastic pellets, fertilizer, and feed ingredients.

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

On March 12, 1996, Pioneer Railcorp purchased 93% of the common stock of KNRECO, Inc., an Iowa corporation d/b/a Keokuk Junction Railway (hereinafter "KJRY") from the shareholders, and purchased all of the remaining common shares of KJRY in April of 1996. KJRY operates a common carrier railroad line within the City of Keokuk, Iowa, from Keokuk to LaHarpe, Illinois, and a branch line from Hamilton to Warsaw, Illinois, a total of approximately 38 miles. In addition, KJRY owns all of the common stock of Keokuk Union Depot Company, an Iowa corporation, that owns the former Keokuk Union Depot building, along with surrounding track and real estate. KNRECO, Inc. changed its corporate name to Keokuk Junction Railway Co. effective April 10, 1996. On December 19, 2001, the KJRY purchased 12.1 miles of track from LaHarpe to Lomax, Illinois and was assigned trackage rights from Lomax, Illinois to Ft Madison, Iowa, a distance of approximately 15.5 miles over the BNSF, allowing the KJRY to interchange traffic with the UP. The KJRY also interchanges with the BNSF at Keokuk, Iowa and the SF&L Railway at LaHarpe, Illinois. The railroad's principal commodities are corn, corn germ, corn syrup, meal, gluten feed, and railroad wheels.

On November 13, 1996, Pioneer Railcorp purchased 100% of the common stock of the Shawnee Terminal Railway Co. The line located in Cairo, Illinois, interchanges with the Canadian National Railway Company (CN) and is approximately 2.5 miles long. The railroad's principal commodities are glycol and railroad freight cars for cleaning.

On December 19, 1996, Pioneer Railcorp through its wholly-owned subsidiary Michigan Southern Railroad Company signed a two year lease with the Michigan
Southern Railroad Co. Inc., Morris Leasing, Inc., and Gordon D. Morris to operate 53 miles of track and certain railroad related assets. The lease called for a fixed monthly payment for the equipment assets leased and a per car charge for railroad usage. The lease contained an exclusive option to purchase the stock of the Michigan Southern Railroad Company, Inc. and the railroad assets of Morris Leasing, Inc., and this option was exercised on January 6, 1999, when the Company's wholly-owned subsidiary Michigan Southern Railroad Company (MSO) purchased all of the stock of the Michigan Southern Railroad Co., Inc. (MSRR) from Gordon D. Morris. The railroad is comprised of three separate, non-contiguous lines. The Michigan Southern Railroad Company line (MSO) is located in southern Michigan and operates 37 miles of track. On February 1, 2001, the Company separated 1.1 miles of track located in Kendallville, Indiana from its Michigan Southern Railroad Company subsidiary and operates as a wholly-owned subsidiary of Pioneer Railcorp under the name Kendallville Terminal Railway Co. (KTR). On May 1, 2001, the Company separated 10 miles of track located in the Indiana counties of Elkhart and St. Joseph, Indiana from its Michigan Southern Railroad Company subsidiary and operates as a wholly-owned subsidiary of Pioneer Railcorp under the name Elkhart & Western Railroad Co.
(EWR). These actions were taken to simplify interchange with the Norfolk Southern, the connecting carrier to all lines. The MSO also interchanges with the Indiana Northeastern Railroad Company. The railroads principal commodities are sugar and syrup on the KTR, cement and lumber on the EWR, and scrap paper, pulpboard and fertilizer on the MSO.

On February 18, 1998, Pioneer Railcorp through its wholly-owned subsidiary Pioneer Industrial Railway Co., began operating approximately 8.5 miles of railroad in Peoria County, Illinois when the Peoria & Pekin Union Railway Co.
(PPU) assigned its lease with the owner, the Peoria, Peoria Heights & Western Railroad (PPHW) to Pioneer Railcorp. The lease expires in July 2004. PPHW is owned by the City of Peoria, Illinois and the village of Peoria Heights, Illinois. The railroad's principal commodities are steel, salt, lumber and plastic pellets.

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

On February 20, 2001, the Company through its wholly-owned subsidiary Gettysburg & Northern Railroad Co. (GET), acquired in a transaction accounted for by the purchase method of accounting, the railroad assets of the former Gettysburg Railway, Inc. (GBRY) and the Gettysburg Scenic Railway (GSRX), from various corporate entities owned by John H. Marino of Manassas, Virginia. The line is 25 miles in length running from Gettysburg, PA to Mount Holly Springs, PA. The primary commodities are canned goods, pulpboard and scrap paper. In addition, the GET generates a portion of its revenues from a scenic passenger operation.

Railroad Equipment Leasing

Pioneer Railroad Equipment Co., Ltd. (PREL), formed on April 1, 1990, leases equipment to the Company's subsidiary railroads and also leases railcars and locomotives to unaffiliated third parties. PREL also earns income from non-company railroads on its fleet of approximately 1,400 railcars (as of December 31, 2001) when they carry freight on non-company railroads.

Corporate Support Operations

Other corporate support operations engaged in by the Company are performed by its wholly-owned subsidiaries, Pioneer Railroad Services, Inc., Pioneer Resources, Inc., and Pioneer Air, Inc. Pioneer Railroad Services, Inc. (PRS) which began operations on October 1, 1993, provides accounting, management, marketing, operational and agency services to the Company's subsidiary railroads. Pioneer Resources, Inc. was formed on December 30, 1993 to manage real estate and auxiliary resources for Company subsidiaries. Pioneer Air, Inc. was formed on August 5, 1994 and currently owns a Cessna 421B aircraft which is used by Pioneer Railcorp subsidiaries exclusively for Company business travel.

Marketing

The Company's marketing department was established to foster continuing business with existing customers and to develop and attract new customers and additional loadings on all PRC railroads. The Company's attention to marketing has earned recognition from industry publications, Class I railroads, and smaller rail carriers. The Company's marketing department along with the Company's operation's center have become important value-added services offered to present and potential customers.

Distribution

Virtually all interchange traffic is with unionized Class I carriers, and a prolonged work stoppage on those carriers would have a material adverse impact upon the Company, however, there has never been such a prolonged work stoppage of the American railroad industry, and the Company considers the chances of such an event to be remote. Mergers by Class I carriers, associated operating problems experienced throughout the railroad industry by the Class I's, and the general weakening of the economy in 2001 have had a negative impact on the Company's business, but the Company does not expect the impact to become material or adverse.

Suppliers

The Company does not believe that the loss of any supplier would have a material adverse effect on its business, as there are alternative suppliers available.

Competition

With respect to the industry in which PRC operates, the Company, like any other railroad company, faces intense competition from the trucking industry, barge lines and other railroads for the movement of commodities. The Company feels (pricing and time sensitivity constant) that it has a competitive advantage due to its integrated efforts in providing value-added rail services through its marketing department and operation's center, with continued emphasis on safe and efficient train operations.

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

Employees

On December 31, 2001, the Company had 116 employees which consisted of 91 operating personnel, 22 support staff and 3 executive officers.

Environmental Matters

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

A description of the Company's railroad properties as of December 31, 2001 by subsidiary follows:

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

D.) Alabama & Florida Railway Co., Inc. (AF): The AF is 43 miles of operating railroad running from Andalusia to Geneva, Alabama. The Company has an option from CSX Transportation to negotiate a purchase price for the underlying real estate and currently leases the property for a monthly payment of $1,435. The Company has exclusive rights to the revenues derived from the land leases and easements. The Company considers the line to be in good condition.

E.) Decatur Junction Railway Co. (DT): The DT leases from Cisco Co-op Grain Company (CISCO) a segment of track, approximately thirteen (13) miles in length, that runs from Green's Switch (Decatur, Illinois) to Cisco, Illinois. The DT also leases a segment of track from Central Illinois Shippers, Incorporated (CISI), approximately seventeen (17) miles in length, that runs from Elwin to Assumption, Illinois. The two lines are connected via trackage rights on the Canadian National Railway Company (approximately eight miles) through Decatur, Illinois. Both leases expire in December 2006 and require the Company to perform normal track maintenance and pay a nominal per car charge on traffic in excess of 1,000 car loads per year. The DT's track is considered to be in good condition.

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

H.) Keokuk Junction Railway Co. (KJRY): The KJRY operates a common carrier railroad line within the City of Keokuk, Iowa, approximately 38 miles from Keokuk to LaHarpe, Illinois, a branch line from Hamilton to Warsaw, Illinois, and 12 miles of track from LaHarpe to Lomax Illinois. The assets and subsidiary stock are pledged in various financing agreements. The track is considered to be in good condition.

I.) Shawnee Terminal Railway Company (STR): The STR operates 2.5 miles of operating railroad in Cairo, Illinois. The track is considered to be in good condition.

J.) Michigan Southern Railroad Company (MSO): The MSO is approximately 39 miles long extending from White Pigeon to Coldwater, Michigan, of which approximately 30 miles of track from Sturgis to Quincy, Michigan is owned by the Branch and St. Joseph Counties Rail Users Association (RUA). The RUA leases that track to Michigan Southern Railroad Co., Inc., which has contracted with MSO to operate it. On January 7, 1999, Michigan Southern Railroad Co., Inc. gave notice to the RUA of the exercise of its option to purchase the segment. No closing date has been set and the option exercised is in litigation. The assets and subsidiary stock are pledged in various financing agreements. The track is considered to be in good condition.

K.) Elkhart & Western Railroad Co. (EWR): The EWR is located in Elkhart, Indiana and is approximately 10 miles in length. The track is considered to be in good condition.

L.)  Kendallville   Terminal   Railway  Co.   (KTR):   The  KTR  is  located  in
     Kendallville, Indiana and is approximately 1 mile in length. The line is considered to be in good condition.

M.) Pioneer Industrial Railway Co. (PRY): The PRY operates a railroad line approximately 8.5 miles long in Peoria County, Illinois. PRY assumed operations from the Peoria & Pekin Union Railway Co. (PPU) when the PPU assigned its lease with the owner, the Peoria, Peoria Heights & Western Railroad (PPHW), effective February 18, 1998, expiring July 2004. PPHW is owned by the City of Peoria, Illinois and the village of Peoria Heights, Illinois. PRY has improved the condition of the track considerably since assuming operation and, overall, the track is now considered to be in good condition.

N.) The Garden City Western Railway Co., Inc. (GCW): The GCW is 40 miles of operating railroad located in southwest Kansas originating in Garden City, Kansas running north 26 miles to Shallow Water, KS and east 14 miles to Wolf, KS. The assets and subsidiary stock are pledged in various financing agreements. The Company considers the track to be in good condition.

O.) Indiana Southwestern Railway Co. (ISW): The ISW is 23 miles of operating railroad located in Evansville, Indiana. The assets and subsidiary stock are pledged in various financing agreements. The Company considers the track to be in good condition.

P.) Gettysburg & Northern Railroad Co. (GET): The GET is 25 miles in length running from Gettysburg, PA to Mount Holly Springs, PA. The assets and subsidiary stock are pledged in various financing agreements. The Company considers the track to be in good condition.

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

In a letter dated November 13, 1998 Keokuk Junction Railway (KJRY) notified Burlington Northern Santa Fe Railway that it desired to negotiate a new agreement for BNSF's access to its Mooar Line in Keokuk, Iowa or the then current agreement and supplements thereto would be terminated effective March 1, 1999. No new agreement was reached and KJRY put in place an interchange between BNSF and KJRY for movement of BNSF cars and locomotives to the Mooar Line for a charge of $85 per car. On April 27, 1999 BNSF filed a Petition for Declaration or Prescription of Crossing, Trackage or Joint use Rights and for Determination of Compensation and Other Terms in Finance Docket Numbers 33740 and 33740 (Sub-No-1). In a decision dated June 20, 2001 the STB ruled that BNSF had a right to cross the KJRY's track to access the Mooar Line. It ordered the parties to negotiate compensation for the crossing and if a settlement could not be reached then the STB would set the compensation. No settlement was reached and BNSF filed a Petition to Establish Compensation and Other Terms on July 23, 2001. In addition to asking the STB to set the compensation for the crossing the BNSF also asked the STB to order a refund of the difference between the compensation set by the STB and the amount paid by BNSF between March 1, 1999 and May 1, 2001. The total amount paid by BNSF between March 1, 1999 and May 1, 2001 is approximately $663,255. Mediation has been conducted but has not reached a resolution to this point. The STB has not ruled on the Petition to Establish Compensation. The KJRY has filed a notice of appeal of the June 20, 2001 STB decision with the United States Court of Appeals for the District of Columbia Circuit. KJRY's brief is due on January 15, 2002. Management has made no provision for estimated losses associated with this matter in the financial statements as of December 31, 2001 as management and internal legal council are unable to determine what the outcome of the litigation may be and whether there will be any adverse financial consequences.

As of the date of this Form 10-KSB, management is not aware of any incident which is likely to result in a liability that would materially affect the Company's consolidated financial position or results of operation.

Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted to security holders for vote in the fourth quarter 2001.

PART II

Item 5.  Market for Company's Common Equity and Related Stockholder Matters.

The Company's common stock trades on the Nasdaq SmallCap Market tier of the Nasdaq Stock Market under the symbol "PRRR" and the Chicago Stock Exchange under the trading symbol "PRR". The quarterly high and low sales price of the Company's common stock for the periods below are as follows:

         01-1Q   01-2Q    01-3Q    01-4Q   00-1Q    00-2Q   00-3Q   00-4Q
         ----------------------------------------------------------------

High     $1.88   $1.56    $1.40    $1.39   $1.81    $1.56   $1.43   $1.31
Low      $1.06   $1.12    $1.05    $1.03   $1.25    $1.25   $1.25   $1.03

As of December 31, 2001, the Company had 1,734 common stockholders of record, including brokers who hold stock for others. A cash dividend of $.025 per common share was paid to shareholders of record as of April 30, 2000. The total dividend was $113,398 and was paid on May 24, 2000. No dividend was paid in 2001.

             The remainder of this page is intentionally left blank

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONNECTION WITH THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS, RELATED NOTES AND OTHER FINANCIAL INFORMATION INCLUDED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-KSB.

Results of Operations

This management's discussion and analysis of financial condition and results of operations references the Company's two operating segments. The Company's railroad operations consist of wholly-owned short line railroad subsidiaries that offer similar services while the Company's equipment leasing operations leases railcars, locomotives, and other railroad equipment to affiliated and unaffiliated entities. All other operations are classified as corporate support services for purpose of these discussions. All information provided for each operating segment is presented after elimination of all intersegment transactions, therefore reflecting its share of consolidated results.

The Company's railroad operating segment had revenue earned from a major customer, Roquette America, Inc., of approximately $2,829,000 in 2001 and $2,762,000 in 2000.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

The Company's net income in 2001 increased by $392,000 to $1,138,000 up from $746,000 in 2000. Revenue decreased in 2001 by $351,000 or 2%, to $14,421,000 from $14,772,000 in 2000. Operating expense increased in 2001 by $1,007,000 or 8%, to $13,086,000 from $12,079,000 in 2000. Operating income decreased in 2001 by $1,357,000 or 50%, to $1,335,000 from $2,692,000 in 2000. In 2001 the Company realized a pre-tax gain of approximately of $1,738,000 attributable to the sale of 33 miles of Alabama & Florida Railway Co. track from Georgiana, AL to Andalusia, AL.

Operating income decreased by $1,357,000. The railroad operations decreased operating income by approximately $1,034,000 in 2001, which includes a decrease of $589,000 attributable to a decline in business from the sale of the Alabama & Florida Railway track and a decrease of $449,000 attributable to decreased operating income from the Keokuk Junction Railway as a result of lost revenues from service and rate increases on traffic routed over the former TPW track from LaHarpe to Peoria, Illinois, and lost revenue from switch charges to the BNSF for handling its Mooar Line traffic as a result of a STB ruling disallowing the per car switch fee previously recognized by the Company. This ruling has been appealed in federal court. In 2001, the Company's railroad operations wrote-off several larger receivable balances due to bankruptcy filings by the customers. The total of these write-offs was approximately $157,000. The equipment leasing operations decreased operating income by approximately $227,000 in 2001, primarily from increased locomotive maintenance expense and increased depreciation expense from railcar purchases. Corporate support services decreased operating income by approximately $96,000 in 2001 primarily related to increased costs related to the Company's health plan.

Revenue:

Revenue  decreased in 2001 by $351,000 or 2% to $14,421,000  from $14,772,000 in the prior year. The railroad operations decreased revenue approximately $326,000. Included in this decrease is $941,000 of decreased revenues after the sale of the Alabama & Florida track and $432,000 of decreased revenue from the Keokuk Junction Railway as a result of lost revenues from service and rate increases on traffic routed over the former TPW track from LaHarpe to Peoria, Illinois, and lost revenue from switch charges to the BNSF for handling its Mooar Line traffic as a result of a STB ruling disallowing the per car switch fee previously recognized by the Company. This ruling has been appealed in federal court. The remaining operating railroads generated increased revenue of $1,047,000 in 2001, including increased revenue of $529,000 from the Gettysburg and Northern Railroad Co., which the Company began operating February 20, 2001. The equipment leasing operations had a $40,000 decrease in revenue in 2001 primarily from a $229,000 reduction in revenue from its railcar fleet offset by $189,000 increased revenue generated from locomotive leasing. Corporate services increased revenues $15,000.

Operating Expense:

Operating expense increased in 2001 by $1,007,000 or 8%, to $13,086,000 from $12,079,000 in 2000. The railroad operations increased operating expense approximately $553,000. Included in this increase is $470,000 of increased operating expense from the Gettysburg & Northern Railroad Co., which the Company began operating on February 20, 2001. In addition, operating expense was decreased after the sale of the Alabama & Florida track by $352,000. In addition, in 2001 the Company's railroad operations wrote-off several larger receivable balances due to bankruptcy filings by the customers. The total of these write-offs was approximately $157,000. Excluding these write-offs, the remaining operating railroads generated increased operating expense of $435,000 in 2001, primarily from increased payroll and material costs related to foreign railcar repair and increased legal fees, particularly those associated with various matters before the STB. The equipment leasing operations had a $187,000 increase in operating expense in 2001 primarily from increased locomotive maintenance expense and increased depreciation expense from railcar purchases. Corporate support services increased operating expense approximately $110,000, primarily related to increased costs related to the Company's health plan.

Maintenance of Way and structure expense (MOW) includes all expenses related to track maintenance; including payroll, track materials, signal maintenance, vegetation control, and bridge maintenance. MOW decreased $79,000 or 5% to $1,396,000 from $1,475,000 in the prior year. The railroad operations decreased MOW by $28,000, including a $59,000 decrease in MOW attributable to the sale of the AF track. The Gettysburg & Northern Railroad, which the Company began operating on February 20, 2001, increased MOW expense $60,000. Corporate support services decreased MOW expense approximately $51,000 primarily related to decreased payroll expenses from staff reductions.

Maintenance of equipment expense (MOE) includes expenses related to railcar repair expenses for both foreign and Company owned railcars; including payroll, car repair parts, processing fees for Company owned railcars, and also maintenance to Company owned vehicles. MOE increased $233,000 or 16% to $1,675,000 from $1,442,000 in the prior year. The railroad operations increased MOE $235,000 as a result of increased payroll and material costs for repairs to foreign rail cars. The equipment leasing operations decreased MOE expense approximately $30,000 as a result of decreased costs associated with maintaining the Company's railcar fleet. Corporate support services increased MOE expense approximately $28,000 primarily related to increased expenses related to locomotive maintenance.

Transportation expense (TRAN) includes expenses related to train movement operations; including payroll, locomotive fuel and supplies expense, repair expenses to Company owned locomotives, car hire expense, derailment expense, lading and damage claims, switching services purchased, and joint facility expenses with other carriers. TRAN decreased $45,000 or 1% to $3,368,000 from $3,413,000 in the prior year. The railroad operations decreased transportation expense approximately $60,000. Included in this decrease is $208,000 of decreased transportation expense from the sale of the Alabama & Florida track. In addition, transportation expense was increased $210,000 from the Gettysburg & Northern Railroad Co., which the Company began operating on February 20, 2001. In addition, transportation expense was decreased $138,000 by the Keokuk
Junction Railway as a result of reduced operating costs from the service reductions and rate increases on traffic routed over the former TPW track from LaHarpe to Peoria, Illinois. The equipment leasing operations increased TRAN expense approximately $134,000 as a result of increased costs associated with maintaining the Company's expanded locomotive fleet. Corporate support services decreased TRAN expense approximately $119,000 primarily related related to decreased payroll expenses from staff reductions.

General & administration expense (ADMIN) includes includes general manger payroll expenses, legal expenses, bad debt expense related to interline settlements, liability insurance, utilities, postage and freight, real estate taxes, dues, licenses and fees, vehicle insurance, freight to move company owned railcars and locomotives, health and dental insurance expense, audit fees, printing, and corporate headquarters support service payroll for executive management, accounting, operations, marketing, real estate, legal, and other support staff. ADMIN increased $760,000 or 20% to $4,576,000 from $3,816,000 in the prior year. The railroad operations increased ADMIN expense approximately $524,000. Included in this increase is $114,000 from the Gettysburg & Northern Railroad Co., which the Company began operating on February 20, 2001. In addition, ADMIN expense was increased $117,000 by the Keokuk Junction Railway as a result of increased legal fees involving disputes with the TPW and BNSF. Most of the remaining increase in ADMIN expense from railroad operations resulted form increased legal fees and payroll costs associated with adding general managers to several properties. In addition, in 2001, the Company's railroad operations wrote-off several larger receivable balances due to bankruptcy filings by the customers. The total of these write-offs was approximately $157,000. The equipment leasing operations decreased ADMIN expense approximately $17,000 as a result of decreased costs associated with repositioning the Company's railcar fleet. Corporate support services increased ADMIN expense approximately $253,000 primarily related to increased payroll expense and increased costs related to the Company's health plan.

Depreciation and amortization expense increased $137,000 or 7%, to $2,071,000 compared to $1,934,000 in the prior year. Approximately $98,000 of the increase is related to the growth of the Company's railcar and locomotive fleet. This increase included an increase in depreciation and amortization expense of approximately $38,000 generated by the railroad operations, primarily due to an increase of $63,000 by the Gettysburg & Northern Railroad offset by a decrease of $34,000 by the Alabama & Florida Railway. Corporate support services decreased depreciation and amortization expense approximately $1,000.

Other Income and Expense Income Statement Line Item Discussion:

Interest income decreased $13,000 to $31,000 from $44,000 in the prior year.

Interest expense decreased $221,000 in 2001 to $1,351,000 compared to $1,572,000 in 2000. The equipment leasing operations had a decrease of approximately $194,000 in interest expense as a result of the the early repayment of some debt with proceeds from the AF track sale and reduction in interest expense as a result of refinances due to a more favorable interest rate environment in 2001. In addition, the railroad operations had decreased interest expense of $42,000, including a decrease of $51,000 resulting from the sale of the Alabama & Florida Railway track. Other changes in interest expense relate to the financing activities for acquisitions offset by decreased interest expense as a result of the pay down of principal on other outstanding finance agreements.

In 2001, approximately $268,000 of lease income was generated by the Company's railroad operations from the granting of easements and leases for the use of railroad right of way property, compared to $267,000 of lease income in 2000. The Company continues to place a strong emphasis on identifying and collecting revenues from third parties occupying Company property.

Net gain on sale of property and equipment increased $1,870,000 in 2001. The total gain on sale of property and equipment of $1,929,000 in 2001 included a pre-tax gain of $1,738,000 from the Alabama & Florida Railway sale of a 33 mile segment of its track from Georgiana, AL to Andalusia, AL, and the West Michigan Railroad Co. which sold 3 small parcels of commercial development land to one of its online patrons and realized a $183,000 pre-tax gain on the sale. The equipment leasing operations realized a gain of $9,000 from the disposition of various railcars and locomotives.

Other net expense/income increased $43,000 in 2001 to $34,000 of expense from $9,000 of income in the prior year. Other income and expense includes revenues generated from scrap sales, and other miscellaneous non-operating revenues and expenses, primarily generated by the Company's railroad operations. In addition, the Company incurred approximately $79,000 of expense as a guarantor on an outstanding loan by the Minnesota Central Railroad Co., which the Company sold in 1999.

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

In October 2001 the Financial Accounting Standards Board (FASB) issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. This statement also amends ARB No. 51, "Consolidated Financial Statements" and is effective for financial statements issued for fiscal years beginning after December 15, 2001.

The Company has not yet completed its assessment of the effects of these new pronouncements on its financial statements, however, management does not believe that the adoption of these new accounting standards will have a material effect on the Company's financial position or results of operations.

Liquidity and Capital Resources:

The Company primarily uses cash generated from operations to fund working capital needs and relies on long-term financing for the purchase of railcars, new operating subsidiaries, and other significant capital expenditures. The Company has working capital facilities totaling $1,100,000, which was available for use at the end of 2001.

On June 23, 2000, the Company entered into a credit agreement with National City Bank of Michigan/Illinois to provide a $5 million revolving acquisition line of credit for railroad acquisitions at a variable interest rate of prime plus 1%, renewable every 2 years. Amounts drawn on the line are amortized over a 10 year period. This credit line is secured by all non real estate assets of the Mississippi Central Railroad Co., the Alabama Railroad Co. and all non real estate assets of any company acquired using proceeds from the credit line. As of December 31, 2001, $2,709,000 was drawn on the credit line leaving an available balance of $2,291,000.

Long-term equipment financing has historically been readily available to the Company for its railcar acquisition program. The Company believes it will be able to continue obtaining long-term equipment financing should the need arise. The Company's plans for new debt in the foreseeable future is contingent upon new railroad acquisitions and increased needs and/or opportunities for railcars.

On June 11, 2001, the Company's Alabama & Florida Railway Co. (AF) subsidiary sold a 33 mile segment of its track from Georigiana, AL to Andalusia, AL, to the Three Notch Railroad Co. (TNR), a wholly owned subsidiary of Gulf & Ohio Railways in Knoxville, TN. The cash sale price was $2,500,000 and the sale generated a pre-tax gain of $1,738,000.

The Company refinanced approximately $2.2 million of equipment debt in the third quarter 2001, taking advantage of the historically low corporate lending rates prevalent in the current economic environment. Some of the Company's debt is subject to fixed pricing agreements and can not be refinanced without penalties that would offset any savings from the reduced interest rates.

On July 1, 1995, the Company's stock split and warrant issuance became payable to shareholders. The 2 for 1 stock split increased the number of shares issued and outstanding from 2,099,142 to 4,198,284. At the same time shareholders became entitled to purchase an additional 4,198,284 shares through stock warrants issued by the Company as dividends. One warrant was issued for each share of common stock held after the split, entitling the holder to purchase 1 share of common stock for $2.00 per share. The shares purchased through the exercise of the warrants must be held for 1 year from date of purchase. As of December 31, 2001, a total of 68,766 warrants originally issued had been exercised to date, and the Company realized $137,532 on the issuance of the warrants.

On June 26, 1996, the Company's shareholders approved a stock option plan permitting the issuance of 407,000 shares of common stock. Options granted under the plan are incentive based except for the options granted to the CEO whose options are non-qualified. The options became fully vested and exercisable as of July 1, 2001. The options are exercisable at prices ranging from $2.75 to $3.03, based upon the trading price on the date of the grant, in whole or in part within 10 years from the date of grant. As of December 31, 2001, a total of 175,000 options are outstanding under this plan.

In 1999, Pioneer Railcorp's Board of Directors authorized and approved the repurchase of up to one million shares (1,000,0000) of the Company's common stock. As of December 31, 2001, a total of 84,040 shares had been repurchased at a cost of $119,335. The Company plans to continue buying back its common stock but believes the repurchase will be on a more limited scope then previously anticipated due to capital requirements and the trading volume of the Company's stock.

The Company anticipates that the outcomes involving current legal proceedings will not materially affect the Company's consolidated financial position or results of operation.

The Company believes its cashflow from operations and its available working capital credit lines, will be more than sufficient to meet liquidity needs through at least December 31, 2002.

Balance Sheet and Cash Flow Items:

The Company generated net cash from operating activities of $3,650,000 in 2001 and $974,000 in 2000. Net cash from operating activities for 2001 was generated from $1,138,000 of net income, $2,071,000 of depreciation and amortization, $440,000 of deferred income taxes, a decrease in income tax refund claims of $74,000, an increase in accounts payable of $607,000, a decrease in accounts receivable of $257,000, an increase in deferred revenue of $870,000, and $122,000 net cash provided by changes in various other operating assets and liabilities less a gain on sale of property and equipment of $1,929,000. Net cash from operating activities for 2000 was generated from $746,000 of net income, $1,934,000 of depreciation and amortization, $352,000 of deferred income taxes and $176,000 net cash provided by changes in various other operating assets and liabilities, less a decrease in income taxes payable of $558,000, and a decrease in accounts payable of $1,676,000.

In 2001, excluding assets recorded as a result of railroad acquisitions, the Company purchased approximately $2,713,000 of fixed assets and capital improvements which included the purchase of approximately 168 railcars at a total cost of $633,000. In addition, $110,000 was capitalized for the purchase of 2 locomotives. The Company capitalized approximately $1,618,000 of track structure additions and improvements including $870,000 for upgrades to the GET track to handle heavy loads for a power plant and $457,000 for a yard expansion at the KJRY. The GET track upgrades were paid for by the power plant and recorded as deferred revenue on the Company's balance sheet. This deferred revenue will be amortized to income at a rate equal to depreciation expense and therefore will have no effect on net income in future periods. The KJRY yard expansion is being funded by a loan from the Iowa Department of Transportation for 66% of the total cost, with the remaining 34% being funded with internal cash flow. Other capital expenditures in 2001 include $89,000 for vehicles and equipment, $43,000 of other miscellaneous capital expenditures, and approximately $220,000 for railcar and locomotive betterments. The railcars and locomotive purchases were financed with long-term fixed rate financing. The remaining capital expenditures were funded through working capital.

On February 20, 2001, the Company through its wholly-owned subsidiary Gettysburg & Northern Railroad Co. (GET), acquired in a transaction accounted for by the purchase method of accounting, the railroad assets of the former Gettysburg Railway, Inc. (GBRY) and the Gettysburg Scenic Railway (GSRX), from various corporate entities owned by John H. Marino of Manassas, Virginia. The line is 25 miles in length running from Gettysburg, PA to Mount Holly Springs, PA. The primary commodities are canned goods, pulpboard and scrap paper. In addition, the GET generates revenues from a scenic passenger operation. The total purchase price was $1,604,700 (including $4,700 for liabilities assumed) of which $1,007,000 was allocated to track structures, $315,000 was allocated to land, $146,000 was allocated to buildings and the remaining $136,700 was allocated to equipment. There was no goodwill recognized as a result of this transaction.

On December 19, 2001, the KJRY purchased 12.1 miles of track from LaHarpe to Lomax, Illinois and was assigned trackage rights from Lomax, Illinois to Ft Madison, Iowa, a distance of approximately 15.5 miles over the BNSF, allowing the KJRY to interchange traffic with the UP. The total purchase price was $500,000 all of which was allocated to track structures.

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

                                December 31, 2001

                          Independent Auditor's Report

To the Board of Directors
Pioneer Railcorp
Peoria, Illinois

We have audited the accompanying consolidated balance sheets of Pioneer Railcorp and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pioneer Railcorp and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ McGladrey & Pullen, LLP

Peoria, Illinois
February 15, 2002

PIONEER RAILCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2001 and 2000

ASSETS                                                             2001           2000
-------------------------------------------------------------------------------------------
Current Assets
  Cash .....................................................   $    976,678    $    564,490
  Accounts receivable, less allowance for doubtful
    accounts 2001 $71,981; 2000 $120,099 ...................      3,431,008       3,687,738
  Inventories ..............................................        222,257         237,091
  Prepaid expenses .........................................        202,787          96,357
  Income tax refund claims .................................        132,905         206,915
  Deferred taxes ...........................................         80,000          59,800
                                                               ----------------------------
        Total current assets ...............................      5,045,635       4,852,391

Investments, cash value of life insurance ..................        184,090         156,702

Property and Equipment, net ................................     27,128,209      25,451,459

Intangibles and Other Assets, less accumulated amortization
  2001 $204,911; 2000 $292,748 .............................      1,039,521       1,091,403
                                                               ----------------------------
                                                               $ 33,397,455    $ 31,551,955
                                                               ============================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current maturities of long-term debt .....................   $  4,828,203    $  2,953,155
  Notes payable ............................................         57,712              --
  Accounts payable .........................................      2,914,471       2,307,663
  Accrued expenses .........................................        775,031         643,743
  Income taxes payable .....................................             --           4,099
                                                               ----------------------------
        Total current liabilities ..........................      8,575,417       5,908,660
                                                               ----------------------------

Long-Term Debt, net of current maturities ..................     10,820,867      14,103,682
                                                               ----------------------------

Deferred Revenue ...........................................        870,066              --
                                                               ----------------------------

Deferred Taxes .............................................      5,285,000       4,825,200
                                                               ----------------------------

Minority Interest in Subsidiaries ..........................      1,103,000       1,106,000
                                                               ----------------------------

Commitments and Contingencies (Note 11)

Stockholders' Equity
  Common stock, Class A (voting), par value $.001 per share, authorized 20,000,000 shares, issued 2001 and 2000
    4,612,517 shares .......................................          4,612           4,612
  In treasury 2001 84,040 shares; 2000 81,240 shares .......            (84)            (81)
                                                               ----------------------------
  Outstanding 2001 4,528,477; 2000 4,531,277 ...............          4,528           4,531
  Common stock, Class B (nonvoting), no par value,
    authorized 20,000,000 shares ...........................             --              --
  Additional paid-in capital ...............................      2,044,041       2,044,041
  Retained earnings ........................................      4,694,536       3,559,841
                                                               ----------------------------
                                                                  6,743,105       5,608,413
                                                               ----------------------------

                                                               $ 33,397,455    $ 31,551,955
                                                               ============================

See Notes to Consolidated Financial Statements.

PIONEER RAILCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2001 and 2000

                                                           2001            2000
-----------------------------------------------------------------------------------
Railway operating revenue ..........................   $ 14,420,945    $ 14,771,656
                                                       ----------------------------
Operating expenses
  Maintenance of way and structures ................      1,396,451       1,475,431
  Maintenance of equipment .........................      1,674,703       1,441,511
  Transportation ...................................      3,368,143       3,412,965
  General and administrative .......................      4,576,346       3,815,797
  Depreciation .....................................      2,020,197       1,880,807
  Amortization .....................................         50,489          52,902
                                                       ----------------------------
                                                         13,086,329      12,079,413
                                                       ----------------------------

Operating income ...................................      1,334,616       2,692,243
                                                       ----------------------------

Other income (expenses)
  Interest income ..................................         30,196          43,685
  Interest expense .................................     (1,350,985)     (1,572,428)
  Lease income .....................................        268,159         266,776
  Gain on sale of property and equipment ...........      1,929,107          59,452
  Other, net .......................................        (33,919)          9,100
                                                       ----------------------------
                                                            842,558      (1,193,415)
                                                       ----------------------------
        Income before provision for income taxes
        and minority interest in preferred stock
        dividends of consolidated subsidiaries .....      2,177,174       1,498,828

Provision for income taxes .........................        924,539         635,535
                                                       ----------------------------

        Income before minority interest in preferred
        stock dividends of consolidated subsidiaries      1,252,635         863,293

Minority interest in preferred stock dividends of
  consolidated subsidiaries ........................        114,740         117,710
                                                       ----------------------------

        Net income .................................   $  1,137,895    $    745,583
                                                       ============================

Basic earnings per common share ....................   $       0.25    $       0.16
                                                       ============================
Diluted earnings per common share ..................   $       0.25    $       0.16
                                                       ============================

See Notes to Consolidated Financial Statements.

PIONEER RAILCORP AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2001 and 2000

                                          Common Stock
                                      ------------------------
                                        Class A (Voting)           Additional
                                      ------------------------      Paid-In       Retained
                                        Shares       Amount         Capital       Earnings
-------------------------------------------------------------------------------------------
Balance at December 31, 1999 ....     4,592,217    $     4,592    $ 2,042,042   $ 3,017,248
  Common stock issued upon
    exercise of stock warrants ..         1,300              1          1,999            --
  Dividends on common stock,
    $.025 per share .............            --             --             --      (113,398)
  Shares acquired in treasury for
    retirement ..................       (62,240)           (62)            --       (89,592)
  Net income ....................            --             --             --       745,583
                                      -----------------------------------------------------
Balance at December 31, 2000 ....     4,531,277          4,531      2,044,041     3,559,841
  Shares acquired in treasury for
    retirement ..................        (2,800)            (3)            --        (3,200)
  Net income ....................            --             --             --     1,137,895
                                      -----------------------------------------------------
Balance at December 31, 2001 ....     4,528,477    $     4,528    $ 2,044,041   $ 4,694,536
                                      =====================================================

See Notes to Consolidated Financial Statements.

PIONEER RAILCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2001 and 2000

                                                                 2001           2000
----------------------------------------------------------------------------------------
Cash Flows From Operating Activities
  Net income ..............................................   $ 1,137,895    $   745,583
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Minority interest in preferred stock dividends of
      consolidated subsidiaries ...........................       114,740        117,710
    Depreciation ..........................................     2,020,197      1,880,807
    Amortization ..........................................        50,489         52,902
    (Increase) in cash value life insurance ...............       (27,388)       (25,199)
    (Gain) on sale of property and equipment ..............    (1,929,107)       (59,452)
    Deferred taxes ........................................       439,600        352,100
    Changes in assets and liabilities:
      (Increase) decrease in assets:
      Accounts receivable .................................       256,730        252,291
      Income tax refund claims ............................        74,010       (112,466)
      Inventories .........................................        14,834         35,187
      Prepaid expenses ....................................      (106,430)        (4,980)
    Increase (decrease) in liabilities:
     Accounts payable .....................................       606,808     (1,675,954)
     Accrued expenses .....................................       131,288        (27,130)
     Income taxes payable .................................        (4,099)      (557,598)
     Deferred revenue .....................................       870,066             --
                                                              --------------------------
        Net cash provided by operating activities .........     3,649,633        973,801
                                                              --------------------------

Cash Flows From Investing Activities
  Proceeds from sale of property and equipment ............     2,811,719        606,332
  Purchase of property and equipment ......................    (3,177,694)    (3,100,151)
  Intangibles and other assets ............................         1,393        (21,816)
  Insurance reimbursements for damaged property ...........       202,835             --
  Acquisition of subsidiaries, net of cash acquired
    and liabilities assumed ...............................    (1,600,000)      (619,000)
                                                              --------------------------
        Net cash (used in) investing activities ...........    (1,761,747)    (3,134,635)
                                                              --------------------------

Cash Flows From Financing Activities
  Proceeds from short-term borrowings .....................     1,874,450      4,201,719
  Proceeds from long-term borrowings ......................     7,678,351      5,504,773
  Principal payments on short-term borrowings .............    (1,816,738)    (5,011,719)
  Principal payments on long-term borrowings ..............    (9,090,818)    (3,959,531)
  Proceeds from common stock issued upon exercise
    of stock warrants and options .........................            --          2,000
  Common stock dividend payments ..........................            --       (113,398)
  Preferred stock dividend payments to minority interest ..      (114,740)      (117,710)
  Purchase of common stock for the treasury ...............        (3,203)       (89,654)
  Repurchase of minority interest .........................        (3,000)       (48,000)
                                                              --------------------------

        Net cash provided by (used in) financing activities    (1,475,698)       368,480
                                                              --------------------------

                                  (Continued)

PIONEER RAILCORP AND SUBSIDIARIES

Years Ended December 31, 2001 and 2000

                                                                 2001          2000
---------------------------------------------------------------------------------------
        Net increase (decrease) in cash ...................   $   412,188   $(1,792,354)

Cash, beginning of year ...................................       564,490     2,356,844
                                                              -------------------------

Cash, end of year .........................................   $   976,678   $   564,490
                                                              =========================

Supplemental Disclosures of Cash Flow Information
  Cash payments for:
    Interest ..............................................   $ 1,382,037   $ 1,563,463
                                                              =========================

  Income taxes (net of refunds 2001 none; 2000 $65,370) ...   $   415,028   $   953,499
                                                              =========================

Supplemental Disclosures of Noncash Investing Information
  Railroad acquisitions:
    Fair value of assets acquired, principally property and
      equipment ...........................................   $ 1,604,700   $   619,000
    Less liabilities assumed ..............................         4,700            --
                                                              -------------------------
        Net cash paid for stock acquisitions ..............   $ 1,600,000   $   619,000
                                                              =========================

See Notes to Consolidated Financial Statements.

PIONEER RAILCORP AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 1.  Nature of Business and Significant Accounting Policies

Nature of business: Pioneer Railcorp is the parent company of sixteen short-line common carrier railroad operations, an equipment leasing company, a subsidiary which owns an airplane, and two service companies. Pioneer Railcorp and its subsidiaries (the "Company") operate in the following states: Alabama, Arkansas, Kansas, Illinois, Indiana, Iowa, Michigan, Mississippi, Pennsylvania, and Tennessee.

The Company's subsidiaries include the following:

    West Michigan Railroad Co.                        Keokuk Junction Railway Co. and its subsidiary,
    Vandalia Railroad Company                           Keokuk Union Depot Company
    Decatur Junction Railway Co.                      Michigan Southern Railroad Company and its
    Alabama & Florida Railway Co., Inc.                 subsidiaries:
    Pioneer Industrial Railway Co.                      Michigan Southern Railroad Co., Inc.
    Gettysburg & Northern Railroad Company              Kendalville Terminal Railway Co.
    Mississippi Central Railroad Co.                    Elkhart & Western Railroad Co.
    Alabama Railroad Co.                              The Garden City Western Railway, Inc.
    Fort Smith Railroad Co.                           Indiana Southwestern Railway Co.
    Pioneer Railroad Equipment Co., Ltd.              Shawnee Terminal Railway Company
    Pioneer Air, Inc.                                 Pioneer Resources, Inc.
    Pioneer Railroad Services, Inc.

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

Cash and cash equivalents: For the purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. There are no cash equivalents as of December 31, 2001 and 2000. Periodically throughout the year, the Company has amounts on deposit with financial institutions that exceed the depository insurance limits. The Company has not experienced any loss as a result of those deposits and does not expect any in the future.

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

                                                                           Years
                                                                           -----

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

The Company reviews applicable assets on a quarterly basis to determine potential impairment by comparing carrying value of underlying assets with the anticipated future cash flows and does not believe that impairment exists as of December 31, 2001 and 2000.

Intangible assets: Intangible assets consist principally of goodwill which is being amortized by the straight-line method over periods ranging from five to forty years. The Company reviews intangible assets quarterly by subsidiary to determine potential impairment by comparing the carrying value of the intangible with the undiscounted anticipated future cash flows of the related property before income taxes and management fees generated by Pioneer Railroad Services, Inc. If future cash flows are less than the carrying value, the Company will determine the fair market value of the property and adjust the carrying value of the intangibles if the fair market value is less than the carrying value. The Company does not believe that impairment exists as of December 31, 2001 and 2000.

Deferred revenue: In 2001, the Company incurred costs of $870,066 relating to an ongoing upgrade of the track and roadbed of the Gettysburg & Northern Railroad Company. The upgrade is required in order to service a customer that has agreed to reimburse the Company for the costs relating to the upgrade. As of December 31, 2001, the customer has reimbursed to the Company approximately $840,000. As the project is ongoing as of December 31, 2001, the Company has recognized deferred revenue of $870,066 and capitalized the related track and roadbed upgrade in the capital projects category of property and equipment. Commensurate with the completion of the upgrade, the capitalized assets will be depreciated on a straight-line basis over their estimated useful lives, while the deferred revenue will be amortized to income over the same lives as the capital assets are depreciated.

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

Government grants: From time to time, the Company, through its subsidiary railroads, enters into agree- ments with state agencies in the form of federal or state aid projects or grant agreements which are designed to aid the Company with labor, material, and other costs relating to the rehabilitation and repair of track and bridge structures belonging to the Company. As of December 31, 2001, all amounts relative to these agreements have been received and satisfied in full.

The grant funds are applied as a reduction of the related capital additions for rehabilitating and repair of the applicable track and bridge structures in determining the carrying value of the assets. The grant is recognized as income by way of reduced depreciation charges over the estimated useful lives of the underlying property and equipment.

Self-insurance: The Company self-insures a portion of the risks associated with medical expenses incurred by its employees and their dependents. Under the terms of the self-insurance agreement, the Company is responsible for the first $25,000 of qualifying medical expenses per person on an annual basis, limited to an aggregate excess amount computed under the terms of the insurance contract using specified participant rates. An insurance contract with a life insurance company covers individual claims in excess of $25,000 on an annual basis and total claims exceeding the aggregate excess, subject to a maximum lifetime reimbursement of $2,000,000 per person.

Use of estimates in the preparation of financial statements: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial state-ments and accompanying notes. Actual results could differ from those estimates.

Note 2.  Property and Equipment

Property and equipment consist of the following:

                                                            December 31,
                                                   -----------------------------
                                                       2001              2000
                                                   -----------------------------

Land .......................................       $ 3,197,483       $ 2,979,438
Roadbed ....................................        10,281,530         9,801,433
Transportation equipment ...................         5,002,475         4,766,477
Railcars ...................................        13,378,214        12,918,626
Buildings ..................................         1,382,375         1,449,526
Machinery and equipment ....................         1,544,251         1,412,644
Office equipment ...........................           485,804           477,987
Leasehold improvements .....................           252,684           252,684
Capital projects ...........................         1,667,580           301,987
                                                   -----------------------------
                                                    37,192,396        34,360,802
Less accumulated depreciation ..............        10,064,187         8,909,343
                                                   -----------------------------
                                                   $27,128,209       $25,451,459
                                                   =============================

Note 3.  Pledged Assets, Notes Payable, and Long-Term Debt

The Company has a $5 million master credit facility with National City Bank, Peoria, Illinois, to provide a revolving acquisition line of credit. This facility is collateralized by commercial pledges and security agreements of various subsidiaries, certain transportation equipment, and other tangible and intangible assets. The interest rate is adjustable at 1.0% over the bank's prime rate (5.75% at December 31, 2001). Amounts drawn on the master line are characterized as separate notes that must generally be repaid monthly over periods of up to ten years. The Company's outstanding borrowings classified as long-term under this line of credit totaled $2,709,343 and $600,011 as of December 31, 2001 and 2000, respectively. The $2,709,343 note is due June 2002.

The Company has a $57,712 note payable as of December 31, 2001 for the financing of insurance premiums. This note is payable in monthly installments of $19,238, including interest at 6.08%, through March 2002.

The Company has a $600,000 and a $500,000 line of credit with National City Bank, Peoria, Illinois, each bearing interest at prime, as published in The Wall Street Journal, plus 1%, collateralized by accounts receivable and general intangibles of certain subsidiaries. The Company had no outstanding balance under either of these lines of credit as of December 31, 2001 and 2000.

Long-term debt at December 31, 2001 and 2000, consists of the following:

                                                                       2001          2000
---------------------------------------------------------------------------------------------
Note payable under master line of credit agreement with
  National City Bank, due in monthly installments of $27,705 including interest at 1.0% over the bank's prime rate
  (5.75% at December 31, 2001), final payment due June
  2002, collateralized by real estate, rail facilities, and other assets of the Indiana Southwestern Railway Co. and the
  Gettysburg & Northern Railroad Co. ............................   $ 2,709,343   $   600,011
Note payable, National City Bank, due in monthly principal
  installments of $8,433 through July 2002, with annual
  increases thereafter, plus interest at the bank's LIBOR
  rate plus 2.25% adjusted monthly (4.18% at December 31,
  2001), final installment due July 2005, collateralized by
  real estate, rail facilities, and other assets of Garden City
  & Western Railway, Inc. .......................................     1,293,521     1,387,654
Note payable, National City Bank, due in monthly installments of $33,012 including interest at 8.15%, final installment due
  July 2005, collateralized by locomotives ......................     1,765,273     1,983,870
Note payable, National City Bank, due in monthly installments of $30,830 including interest at 8.375%, final installment due
  May 2004, collateralized by the assets of the Michigan
  Southern Railroad Company and Michigan Southern Rail-
  road Company, Inc. ............................................     2,047,793     2,235,117
Note payable, National City Bank, due in monthly installments of $37,235, including interest at 8.375% through May 2004
  when the rate will be adjusted, final installment due
  December 2008, collateralized by Keokuk Junction Railway
  Co. stock and assets ..........................................     2,098,919     2,355,553
Noninterest-bearing note payable, State of Mississippi,
  due in annual installments of $3,792, final installment
  due February 2009, collateralized by track structure ..........        30,338        34,130
Mortgage payable, National City Bank, due in monthly
  installments of $4,049 including interest at 9.75%. The
  interest rate is adjustable every five years and is presently based on the Bank's base rate plus 1.5% as of October 31,
  1999. Final installment due June 2008, collateralized by
  Pioneer Railcorp's corporate headquarters building ............       360,105       372,410
Mortgage payable, National City Bank, due in monthly
  installments of $26,057, including interest at 8.35%, final
  installment due July 2006, collateralized by railcars .........     1,184,756            --
Note payable, Bank of America Leasing & Capital, due in
  monthly installments of $30,375 commencing January 2002,
  including interest at 5.90%, final installment due
  December 2004, collateralized by locomotives ..................     1,000,000            --
Note payable, State of Iowa, due in annual installments
  of $17,102 commencing December 2002, including
  interest at 3.0%, final installment due December 2011,
  collateralized by track material ..............................       145,891            --
Noninterest-bearing note payable, Main Street Inc.,
  due in monthly installments of $100, final installment
  due January 2005, uncollateralized ............................         3,700            --
Notes payable, TCF leasing Inc., due in monthly installments of $18,029 and $13,064 including interest at 7.40% and
  6.70%, final installment due August 2006 and September
  2006 collateralized by railcars ...............................     1,487,884            --
Notes payable, Center Capital Corporation, due in monthly
  installments of $47,008 including interest at 6.85%, final installment due January 2005, collateralized by 70 ton
  box cars ......................................................     1,521,547            --
Mortgage payable, National City Bank, due in monthly
  installments of $18,700, including interest at 8.375%
  through May 2004 when the rate will be adjusted, final
  installment due January 2007, collateralized by real estate, rail facilities, and other assets of Alabama & Florida
  Railway Co., Inc. (refinanced in 2001) ........................            --     1,041,422
Note payable, Bank of America Leasing & Capital, due in
  monthly installments of $22,825, including interest at 9.65%, final installment due June 2007, collateralized by
  railcars (paid off in 2001) ...................................            --     1,318,697
Notes payable, Wells Fargo Equipment, due in monthly
  installments from $3,071 to $24,018 including interest
  ranging from 7.26% to 9.00%, final installments due
  June 2004 to May 2006, collateralized by railcars
  (refinanced in 2001) ..........................................            --     1,811,385
                                                                    -------------------------
Balance carried forward .........................................   $15,649,070   $13,140,249
                                                                    -------------------------

                                                                        2001          2000
                                                                    -------------------------
Balance brought forward .........................................   $15,649,070   $13,140,249
Note payable, Keycorp, due in monthly installments of
  $22,744, including interest at 8.86%, final installment due
  December 2003, collateralized by railcars (refinanced in
  2001) .........................................................            --       716,356
Note payable, Bank of America, due in monthly installments
  of $23,305, including interest at 8.75%, final installment due
  December 2002, collateralized by railcars (refinanced in
  2001) .........................................................            --       511,708
Notes payable, Center Capital Corporation, due in monthly
  installments from $1,402 to $5,202 including interest from
  8.90% to 9.75%, final installments due from January 2002
  to April 2005, collateralized by 70 ton box cars (refinanced
  in 2001) ......................................................            --       444,934
Note payable, Pullman Bank & Trust Company, due in
  monthly installments of $4,933, including interest at
  9.45%, final installment due December 2004, collateralized
  by covered hoppers (refinanced in 2001) .......................            --       195,986
Note payable, Fifth Third Leasing, due in monthly installments of $39,286, including interest at 8.29%, final installment due
  May 2003, collateralized by locomotives, boxcars, covered
  hoppers, and gondolas (refinanced in 2001) ....................            --     1,029,426
Notes payable, United Capital, due in monthly installments
  of $32,763, and $12,028 including interest at 8.38% and
  7.63%, final installments due May 2002 and December
  2004, collateralized by railcars (refinanced in 2001) .........            --     1,018,178
                                                                    -------------------------
                                                                     15,649,070    17,056,837
Less current portion ............................................     4,828,203     2,953,155
                                                                    -------------------------
                                                                    $10,820,867   $14,103,682
                                                                    =========================

Aggregate maturities required on long-term debt as of December 31, 2001, are due in future years as follows:

Years ending December 31:                                                Amount
--------------------------------------------------------------------------------
2002                                                               $  4,828,203
2003                                                                  2,332,044
2004                                                                  3,940,205
2005                                                                  2,942,321
2006                                                                    868,131
Thereafter                                                              738,166
                                                                   -------------
                                                                   $ 15,649,070
                                                                   =============

Note 4.  Income Tax Matters

The Company and all but two of its subsidiaries file a consolidated federal income tax return. Those two subsidiaries file separate federal income tax returns.

The provision for income taxes charged to operations for the years ended December 31, 2001 and 2000, was as follows:

                                                     2001                 2000
                                                   -----------------------------
Current:
  Federal ............................             $374,805             $223,814
  State ..............................              110,134               59,621
                                                   -----------------------------
                                                    484,939              283,435
                                                   -----------------------------
Deferred:
  Federal ............................              414,875              307,943
  State ..............................               24,725               44,157
                                                   -----------------------------
                                                    439,600              352,100
                                                   -----------------------------
                                                   $924,539             $635,535
                                                   =============================

The income tax provision differs from the amount of income tax determined by applying the federal income tax rate to pretax income from operations for the years ended December 31, 2001 and 2000, due to the following:

                                                               2001        2000
                                                               -----------------

Computed "expected" tax expense ............................   34.0%       34.0%
Increase in income taxes resulting from:
  State income taxes, net of federal tax benefit ...........    4.1         4.6
  Goodwill amortization ....................................     .7         1.1
  Other ....................................................    3.7         2.7
                                                               -----------------
                                                               42.5%       42.4%
                                                               =================

Deferred tax assets and liabilities consist of the following components as of December 31, 2001 and 2000:

                                                   2001                 2000
                                                --------------------------------
Deferred tax assets:
  AMT credit carryforwards .............        $   772,000         $   983,200
  NOL carryforwards ....................             33,000             180,000
  Deferred compensation ................             49,000              47,800
  Other ................................             49,000              59,800
                                                --------------------------------
                                                    903,000           1,270,800
Deferred tax liabilities:
  Property and equipment ...............         (6,108,000)         (6,036,200)
                                                --------------------------------
                                                $(5,205,000)        $(4,765,400)
                                                ================================

The components giving rise to the deferred tax assets and liabilities described above have been included in the consolidated balance sheets as of December 31, 2001 and 2000, as follows:

                                                      2001              2000
                                                   -----------------------------

Current deferred tax assets ..................     $    80,000      $    59,800
Net noncurrent deferred tax liabilities ......      (5,285,000)      (4,825,200)
                                                   -----------------------------
Net deferred tax liability ...................     $(5,205,000)     $(4,765,400)
                                                   =============================

The Company and its subsidiaries have Alternative Minimum Tax (AMT) credit carryforwards of approximately $772,000 and $983,000 at December 31, 2001 and 2000, respectively. This excess of AMT over regular tax can be carried forward indefinitely to reduce future federal income tax liabilities. Certain subsidiaries of the Company also have net operating loss carryforwards totaling approximately $87,000 at December 31, 2001, which can be used to offset future taxable income of those subsidiaries. Net operating loss carryforwards expire as follows:

Year ending December 31:                                                Amount
-------------------------------------------------------------------------------

2021                                                                   $ 87,000
                                                                       ========


Note 5.  Retirement Plan

The Company has a defined contribution 401(k) plan covering substantially all employees. Employees are eligible to participate in the plan upon employment and may elect to contribute, on a tax deferred basis, the lesser of 15% of their salary, or the Internal Revenue Service maximum deferral limit. Company contributions are discretionary and there were no Company contributions to the plan in either 2001 or 2000. Administrative expenses paid by the Company under the plan were $4,000 and $5,000 for the years ended December 31, 2001 and 2000, respectively.

Note 6.  Deferred Compensation Agreements

The Company has deferred compensation agreements with two former Keokuk Junction Railway Co. employees. The agreements provide monthly benefits for 15 years beginning with the month immediately following the employees' normal retirement date, as defined in the agreements. If an employee terminates employment with the Company for any reason other than death prior to the employees' normal retirement date, benefits are rendered on a pro rata basis. Since both former employees were fully eligible for benefits when they terminated employment in 1999, no additional compensation benefits will accrue. Therefore the present value of these benefits was fully accrued, using a discount rate of 7%, by a charge to compensation expense as of December 31, 1999. One employee began receiving benefits in 2001 while the other employee is not scheduled to receive benefits until 2008. The accrual is increased each year by charges to interest expense for the cost of deferring such benefit to the one employee who will not receive benefits until in 2008. The liability recorded under these agreements totaled $129,000 and $124,000 at December 31, 2001 and 2000, respectively. Interest expense under these agreements totaled $8,600 and $8,000 for the years ended December 31, 2001 and 2000, respectively.

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

On May 28, 1996, the Board of Directors approved a stock option plan (the 1996 plan) under which the Company granted options to key management, other employees, and outside directors for the purchase of 407,000 shares of its common stock. The plan was approved by the Company's stockholders on June 26, 1996. The options became fully vested and exercisable as of July 1, 2001. Vested options may be exercised in whole or in part within 10 years from the date of grant. The exercise price for these options ranges from $2.75 to $3.03, based upon the trading price on the date of the grant. As of December 31, 2001, 175,000 options are still outstanding under the 1996 plan.

Other pertinent information related to the plans is as follows:

                                                      2001               2000
                                           -------------------------------------
                                                    Weighted-          Weighted-
                                                    Average            Average
                                                    Exercise           Exercise
                                           Shares    Price    Shares     Price
                                           -------------------------------------

Outstanding at beginning of year ......    215,000   $2.85    366,759    $3.22
Forfeited .............................    (40,000)   2.75   (151,759)    3.74
Exercised .............................         --      --         --       --
                                           -------------------------------------
Outstanding at end of year ............    175,000   $2.88    215,000    $2.85
                                           =====================================
Exercisable at end of year ............    175,000                 --
                                           =====================================

A further summary about stock options outstanding as of December 31, 2001, is as follows:

                                    Options Outstanding            Options Exercisable
                            ----------------------------------   -----------------------
                                          Weighted-
                                           Average    Weighted                  Weighted
                                          Remaining   Average                   Average
                               Number    Contractual  Exercise     Number       Exercise
Range of Exercise Prices    Outstanding     Life        Price    Exercisable     Price
----------------------------------------------------------------------------------------
$2.75 - $3.03                 175,000     4.4 years     $2.88      175,000        $2.88

Had compensation cost for the stock-based compensation plans been determined based on the grant date fair values of awards (the method described in FASB Statement No. 123) reported net income, and earnings per common share would have been reduced to the proforma amounts shown below.

                                                       2001               2000
Net income:
  As reported ..............................      $   1,137,895      $   745,583
  Proforma .................................      $   1,106,965      $   683,723

Basic earnings per common share:
  As reported ..............................      $        0.25      $      0.16
  Proforma .................................      $        0.24      $      0.15

Diluted earnings per common share:
  As reported ..............................      $        0.25      $      0.16
  Proforma .................................      $        0.24      $      0.15

On June 24, 1995, the Company issued 4,198,284 warrants to stockholders of record as a dividend. Each warrant permits stockholders a right to purchase an additional share of stock at a predetermined price of $2 per share. Stock acquired by exercise of each warrant must be held for a one-year period of time. The warrants expire July 1, 2015. There are 4,129,720 warrants outstanding as of December 31, 2001 and 2000, respectively.

Note 8.  Lease Commitments and Total Rental Expense

The Company has entered into six lease agreements covering certain of its railroad properties. For railroad properties it leases, the Company ordinarily assumes, upon the commencement date, all operating and financial responsibilities, including maintenance, payment of property taxes, and regulatory compliance. Lease payments on four railroad properties are based on a per car basis, generally ranging from $10 to $15 on all cars over a range of 300 to 1,000 cars per year on each segment. The leases expire between September 2003 and July 2011 and three of these railroads have ten to twenty year renewal options.

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

The total approximate minimum rental commitment as of December 31, 2001, required under noncancelable leases, and excluding executory costs and per car rentals, is due in future years as follows:

Years Ending December 31:                                               Amount
--------------------------------------------------------------------------------
2002                                                                   $ 31,000
2003                                                                     31,000
2004                                                                     31,000
2005                                                                     31,000
2006                                                                     31,000
Thereafter                                                              102,000
                                                                       ---------
                                                                       $257,000
                                                                       =========

The total rental expense under the leases was approximately $119,000 and $144,000 for the years ended December 31, 2001 and 2000, respectively.

Note 9.  Major Customer

Revenue earned from a major railroad segment customer amounted to approximately $2,829,000 and $2,762,000 during the years ended December 31, 2001 and 2000, respectively. Accounts receivable as of December 31, 2001 and 2000, include approximately $340,000 and $351,000, respectively, from this customer.

Note 10. Minority Interest in Subsidiaries

Three of the Company's subsidiaries have preferred stock outstanding. This stock is accounted for as minority interest in subsidiaries and dividends on the stock are accounted for as a current expense.

Following is a summary of the minority interest in subsidiaries as of December 31, 2001 and 2000:

                                                                  2001         2000
                                                               -----------------------
Preferred stock of Alabama Railroad Co. ....................
  Par value - $1,000 per share
  Authorized - 700 shares
  Issued and outstanding - 405 and 406 shares (cumulative
    12% dividend; callable at Company's option at 150% of
    face value) at December 31, 2001 and 2000, respectively    $  405,000   $  406,000
Preferred stock of Alabama & Florida Railway Co., Inc. .....
  Par value - $1,000 per share
  Authorized - 500 shares
  Issued and outstanding - 366 and 367 shares (cumulative
    9% dividend; callable at Company's option after
    June 22, 1995, at 150% of face value) at December 31,
    2001 and 2000, respectively ............................      366,000      367,000
Preferred stock of Mississippi Central Railroad Co. ........
  Par value - $1,000 per share
  Authorized - 1,000 shares
  Issued and outstanding - 332 and 333 shares (cumulative
    10% dividend; convertible at a rate of $10 per common
    share, callable at Company's option after March 1, 1996,
    at 110% of face value) at December 31, 2001 and 2000,
    respectively ...........................................      332,000      333,000
                                                               -----------------------
                                                               $1,103,000   $1,106,000
                                                               =======================

Note 11. Commitments and Contingencies

Commitments: In December 2001, the Company entered into a five-year extension of an existing executive employment contract with the Company's president. The five-year extension provides for a base salary with an annual inflation adjustment based upon the Consumer Price Index. Should the Company acquire or form additional railroads, the base salary will increase $25,000 for the acquisition of railroads of 125 miles or less, and $50,000 for railroads over 125 miles. Should the president's employment be terminated, the contract requires a lump sum payment equal to three years of his then current salary. Should the president retire, he is entitled to accept a consulting position with the Company whereby he would be compensated the equivalent of one year's salary for the consulting services rendered, or retire outright with no retirement benefits from the Company.

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

The Company is presently involved in litigation surrounding trackage rights with a Class I railroad regarding fees charged between March 1999 and May 2001 by the Company for the Class I carrier's access to and usage of a segment of the Company's tracks as a means of gaining access to certain trackage owned by the Class I railroad. The Surface Transportation Board (STB), in a decision in June 2001, ruled that the Class I railroad could have access to and cross the Company's tracks in order to get to the branch line owned by the Class I railroad. The STB did not set compensation or other terms and conditions as part of its decision and ordered the two parties to negotiate terms and conditions, and ordered that if no agreement could be reached, that the STB would make a ruling. From May 2001 through December 31, 2001, the Company did not charge the Class I railroad for access to the segment of the Company's track in question; however, from March 1999 through May 2001, the Company charged the Class I railroad approximately $660,000 for access to the Company's track. The Class I railroad has filed a motion with STB to have the STB rule that the Company be required to reimburse the Class I railroad the amount of fees charged by the Company above the rate the STB establishes for all activity which occurred between March 1999 and May 2001. The Company intends to continue to vigorously defend itself in this matter. As of December 31, 2001, it is not possible to ascertain the ultimate financial impact, if any, upon the Company. Management has made no provision for any estimated losses associated with this matter. In the event that the STB makes an unfavorable ruling against the Company with respect to the fees charged from March 1999 through May 2001, it is possible, however, that the outcome could have a material adverse effect on the Company' financial condition and results of operations.

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

The Company was contingently liable as a guarantor on an outstanding loan payable to the U.S. Small Business Administration. The $79,000 loan was the primary responsibility of the Minnesota Central Railroad Co. (Minnesota Central), which the Company sold in 1999; however, the Company had guaranteed the debt prior to the sale of the Minnesota Central. The Company was required by the U.S. Small Business Administration to pay the $79,000 loan in 2001 as the purchaser of Minnesota Central Railroad Co. had defaulted on paying the $79,000 outstanding loan balance.

Note 12. Earnings Per Share

Following is information about the computation of the earnings per share (EPS) data for the years ended December 31, 2001 and 2000:

                                                       For the Year Ended December 31, 2001
                                                      --------------------------------------
                                                         Income       Shares       Per Share
                                                      (Numerator)  (Denominator)     Amount
                                                      --------------------------------------
Basic EPS
Income available to common stockholders ...........   $1,137,895    $4,529,297      $   0.25
                                                                                    ========
Effect of Dilutive Securities
Employee stock options ............................           --            --
                                                      ------------------------
Diluted EPS
Income available to common stockholders
  plus assumed conversions ........................   $1,137,895    $4,529,297      $   0.25
                                                      ======================================

                                                       For the Year Ended December 31, 2000
                                                      --------------------------------------
Basic EPS
Income available to common stockholders ...........   $  745,583    $4,539,379      $   0.16
                                                                                    ========
Effect of Dilutive Securities
Employee stock options ............................           --            --
                                                      ------------------------
Diluted EPS
Income available to common stockholders
  plus assumed conversions ........................   $  745,583    $4,539,379      $   0.16
                                                      ======================================

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

Note 13. Common Stock Repurchase

In 1999, the Company's Board of Directors approved a plan to begin repurchasing shares of the Company's common stock from stockholders. During 2001 and 2000, the Company repurchased 2,800 and 62,240 shares of common stock at an average price of approximately $1.14 and $1.44 per share, respectively, for a cost of $3,203 in 2001 and $89,654 in 2000.

The common stock repurchased is accounted for as treasury stock in the Company's 2001 and 2000 consolidated balance sheets and statements of stockholders' equity. As such, treasury shares held reduce the number of shares of common stock outstanding as of December 31, 2001 and 2000, and the value of the treasury stock reduces stockholders' equity. The excess of the purchase price of the treasury stock over the par value of the stock of $3,200 and $89,592 was charged to retained earnings as of December 31, 2001 and 2000, respectively.

Note 14. Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

  The carrying value of cash, notes payable, and variable rate long-term debt approximates fair value.

  The remaining carrying value of fixed rate long-term debt collectively approximates fair value based upon the similarity of interest rates negotiated on debt instruments in 2001 and 2000 as compared to existing interest rates.

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

                                                                For Year Ended December 31,
                                                                ----------------------------
                                                                    2001             2000
                                                                ----------------------------
Segment Assets
  Railroad operations .......................................   $ 19,813,484    $ 17,612,933
  Equipment leasing operations ..............................     12,733,344      13,031,695
  Corporate support services ................................        850,627         907,327
                                                                ----------------------------
        Total consolidated segment assets ...................   $ 33,397,455    $ 31,551,955
                                                                ============================

Expenditures for additions to long-lived assets
  Railroad operations
    Purchases ...............................................   $  2,114,118    $    215,744
    Acquired through purchase of subsidiaries ...............      1,604,700         619,000
  Equipment leasing operations ..............................      1,051,826       2,876,766
  Corporate support services ................................         16,450           7,641
                                                                ----------------------------
        Total expenditures for additions to long-lived assets   $  4,787,094    $  3,719,151
                                                                ============================

Revenues

Revenues from external customers
  Railroad operations .......................................   $ 11,310,471    $ 11,634,662
  Equipment leasing operations ..............................      3,080,117       3,120,139
  Corporate support services ................................         30,357          16,855
                                                                ----------------------------
        Total revenues from external customers ..............   $ 14,420,945    $ 14,771,656
                                                                ============================

Intersegment revenues
  Railroad operations .......................................   $         --    $         --
  Equipment leasing operations ..............................        398,400         393,900
  Corporate support services ................................      6,714,521       6,318,783
                                                                ----------------------------
        Total intersegment revenues .........................   $  7,112,921    $  6,712,683
                                                                ============================

        Total revenue .......................................   $ 21,533,866    $ 21,484,339

Reconciling items
  Intersegment revenues .....................................     (7,112,921)     (6,712,683)
                                                                ----------------------------
        Total consolidated revenues .........................   $ 14,420,945    $ 14,771,656
                                                                ============================
Expenses

Interest expense
  Railroad operations .......................................   $     53,037    $     95,251
  Equipment leasing operations ..............................        627,250         821,467
  Corporate support services ................................        670,698         655,710
                                                                ----------------------------
        Total consolidated interest expense .................   $  1,350,985    $  1,572,428
                                                                ============================

                                                     For Year Ended December 31,
                                                     ---------------------------
                                                         2001           2000
                                                     ---------------------------
Depreciation and amortization expense
  Railroad operations ............................   $   751,832    $   712,857
  Equipment leasing operations ...................     1,228,825      1,129,992
  Corporate support services .....................        90,029         90,860
                                                     --------------------------
        Total consolidated depreciation and
        amortization expense .....................   $ 2,070,686    $ 1,933,709
                                                     ==========================

Segment profit
  Railroad operations ............................   $ 3,809,823    $ 4,843,851
  Equipment leasing operations ...................     1,464,980      1,686,778
  Corporate support services .....................     3,172,734      2,874,297
                                                     --------------------------
        Total segment profit .....................     8,447,537      9,404,926

Reconciling items
  Intersegment revenues ..........................    (7,112,921)    (6,712,683)
  Income taxes ...................................      (924,539)      (635,535)
  Minority interest in preferred stock dividends
    of subsidiaries ..............................      (114,740)      (117,710)
  Other income (expense), net ....................       842,558     (1,193,415)
                                                     --------------------------
        Total consolidated net income ............   $ 1,137,895    $   745,583
                                                     ==========================

Note 16. Purchases of Railroad Facilities

On February 20, 2001, the Company, through its wholly-owned subsidiary Gettysburg & Northern Railroad Co., acquired for $1,604,700 the railroad assets of the former Gettysburg Railway, Inc., and the Gettysburg Scenic Railway and assumed $4,700 of liabilities in a transaction accounted for by the purchase method of accounting. The fair value of the assets acquired of $1,604,700 was allocated to the track assets acquired. The operating results of the acquired company have been included in the consolidated statement of income since the date of acquisition. The Company financed this acquisition with $1,600,000 of long-term borrowings.

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

Unaudited pro forma consolidated results of operations for the years ended December 31, 2001 and 2000, as though the aforementioned acquisitions had occurred as of January 1, 2000, follows:

                                                     2001                2000
                                                 -------------------------------
Railway operating revenue ..............         $14,557,004         $15,670,921
Net income .............................           1,101,033             572,681
Earnings per common share ..............                0.24                0.13

The above amounts reflect adjustments for amortization of goodwill, additional depreciation on revalued purchased assets, and interest on borrowed funds.

Note 17. New Accounting Pronouncements

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No. 141), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No.
142). SFAS No. 141 addresses financial accounting and reporting for business combinations, and is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets, and is effective for fiscal year beginning after December 15, 2001 and interim periods within those fiscal years. These statements are summarized as follows:

Statement 141:

o    Eliminates the pooling method for accounting for business combinations.

o Requires that intangible assets that meet certain criteria be reported separately from goodwill.

o Requires negative goodwill arising from a business combination to be recorded as an extra-ordinary gain.

Statement 142:

o Eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life.

o Requires, at a minimum, annual impairment tests for goodwill and other intangible assets that are determined to have an indefinite life.

Upon adoption of these Statements, the Company is required to:

o Re-evaluate goodwill and other intangible assets that arose from business combinations entered into before July 1, 2001. If the recorded other intangible assets do not meet the criteria for recognition, they should be reclassified to goodwill. Similarly, if there are other intangible assets that meet the criteria for recognition but were not separately recorded from goodwill, they should be reclassified from goodwill.

o Reassess the useful lives of intangible assets and adjust the remaining amortization periods accordingly.

The Company will apply Statement No. 142 beginning in 2002. Application of the nonamortization provisions of Statement No. 142 is expected to result in an increase in net income of approximately $35,000 ($.01 per share) per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets, but has not yet determined what effect those tests will have on the earnings and financial position of the Company.

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 143, "Accounting for Asset Retirement Obligations." This statement amends FASB Statement No. 19, "Financial Accounting and Reporting by Oil and Gas
Producing Companies." It addresses financial accounting and reporting for obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs, and is effective for financial statements issued for fiscal years beginning after June 15, 2002.

In October 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. This statement also amends ARB No. 151, "Consolidated Financial Statements," and is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years.

The Company has not yet completed its full assessment of the effects of these new pronouncements on its financial statements and so is uncertain as to the impact.

Item 8. Changes In and Disagreements With Accountants on Accounting Financial Disclosure

None.

PART III

Item 9.  Directors and Executive Officers of the Registrant

Set forth below are the names and ages of all the directors and executive officers of the Registrant and the positions and offices held by such persons as of December 31, 2001.

Name (Age)                                  Position
-------------------------------------------------------------------

Guy L. Brenkman (54)                Director (Chairman) & President
J. Michael Carr (37)                Director & Treasurer
Orvel L. Cox (59)                   Director
Timothy F. Shea (53)                Director
John S. Fulton (69)                 Director
Scott Isonhart  (35)                Secretary

All of the above Directors and Officers were elected at the Annual Meeting of the Stockholders (and the board meeting which followed) on June 26, 2001 to serve until the next annual meeting. There is no family relationship between any officer or director.

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

Mr. Cox, Director, also serves as same for each of the Company's subsidiaries and Vice President of Mechanical for same. Mr. Cox has 42 years of active railroading experience with 31 of those years working for Class I railroads. Mr. Cox has been a director and officer of Pioneer Railcorp since its inception and has been involved in all phases of the development and growth of the Company.

Timothy F. Shea, Director, was elected to the board in 1997. Mr Shea owns Shea Property Management in Peoria, Illinois, and has been a real estate property manager since 1984. Mr. Shea has a BS-Business Management from Bradley University, Peoria, Illinois.

Mr. Fulton, Director, was elected to the Board in 1993. Mr. Fulton has 18 years experience in the real estate business concentrating in retail sales, real estate development and appraising. Mr. Fulton's previous positions include industrial appraising (6 years) with Cole, Layer Trumble of Dayton, Ohio, and 5 years with Pepsi-Cola. Mr. Fulton holds a BS degree in Public Administration from Bradley University in Peoria, Illinois.

Mr. Isonhart, Assistant Secretary, also serves as same for the Company's subsidiaries. Mr. Isonhart has been employed in the finance department of the Company since May 1993 and has a BS-Accounting from Bradley University in Peoria, Illinois.

Item 10.  Executive Compensation

Summary Compensation Table

                              Annual
                           Compensation   Long Term Compensation
                         ---------------  -----------------------
                                          Restricted
Name &                                      Stock                      Other
Position                 Year    Salary     Award    Options/SARs   Compensation
--------------------------------------------------------------------------------
Guy L. Brenkman, CEO     2001   $654,267     ----         ----      $ 0
                         2000   $532,341     ----         ----      $ 0
                         1999   $538,297     ----         ----      $  5,000 (a)

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

Unexercised

                                               Number of Securities    In-the-Money
                                              Underlying Unexercised   Options/SARs
                                              Options/SARs at FY-End    At FY-End
                   Shares Acquired   Value         Exercisable/        Exercisable/
Name                 On Exercise    Realized       Unexercisable       Unexercisable
------------------------------------------------------------------------------------
Guy Brenkman-CEO          0            0             0/ 80,000             $0/$0

In December 1993, the Company entered into a five-year executive employment contract with the Company's president, which was extended through December 2006 by the Board of Directors. The agreement provides for a base salary with annual inflation adjustments based upon the Consumer Price Index. The current agreement provides for twelve weeks paid vacation each year. The president at his election can be paid for any unused vacation during the year. Should the Company acquire or form additional railroads, the base salary will increase $25,000 for the acquisition of railroads of 125 miles or less, and $50,000 for railroads over 125 miles. At January 1, 2002, the president's base salary was $509,586, the same as it was January 1, 2001 because the president elected not to take the CPI increase in 2001 or an increase for the railroad acquisition which occurred in 2001. Should the president's employment be terminated, the contract requires a lump sum payment equal to three years of his then current salary. Should the president retire, he is entitled to accept a consulting position with the Company whereby he would be compensated the equivalent of one years salary for the consulting services rendered.

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

                                                              Date Raise
Subsidiary                             Date Acquired          Effective
-------------------------------------------------------------------------
Vandalia Railroad Company                 10/07/94             10/07/94
Minnesota Central Railroad Co.            12/12/94             02/01/95
West Michigan Railroad Co.                07/11/95         No Raise Taken
Columbia & Northern Railway               02/21/96         No Raise Taken
Keokuk Junction Railway Co.               03/12/96             04/16/96
Rochelle Railroad Co                      03/25/96             04/16/96
Shawnee Terminal Railway Co.              11/12/96             01/01/98
Michigan Southern Railroad                12/18/96             01/01/97
Pioneer Industrial Railway Co.            02/20/98         No Raise Taken
The Garden City Western Railway Co.       05/01/99             05/01/99
Indiana Southwestern Railway Co.          04/01/00             01/01/01
Gettysburg & Northern Railroad CO.        02/20/01         No Raise Taken

Directors of the Registrant each were compensated $3,000 in 2001.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information, as of March 21, 2002, the beneficial ownership of all directors and officers of the Company as a group. These figures include shares of Common Stock that the executive officers have the right to acquire within 60 days of March 21, 2002 pursuant to the exercise of stock options and warrants.

Title of Class:  Common Stock ($.001 par value)

                                              Beneficial      Percent
          Name Of Beneficial Owner            Ownership      Of Class
          --------------------------------------------------------------

          Guy L. Brenkman (2)                 3,483,503        39.75%
          Orvel L. Cox (3)                      186,640         2.15%
          John S. Fulton (4)                     26,400          .30%
          J. Michael Carr (5)                    37,414          .43%
          Scott Isonhart (6)                      5,100          .06%
          Tim Shea                                5,000          .06%
                                              --------------------------
          Directors and Executive
            Officers as a Group:              3,744,057        42.73%(1)

FOOTNOTES:

(1) Based on 8,762,514 shares of Common Stock and Equivalents outstanding as of March 21, 2002.

(2) Of the total number of shares shown as owned by Mr. Brenkman, 1,740,800 shares represent the number of shares Mr. Brenkman has the right to acquire within 60 days through the exercise of warrants and 33,003 represents the number of shares Mr. Brenkman has the right to acquire within 60 days through the exercise of stock options. Mr. Brenkman owns all shares in joint tenancy with his wife. In addition, 2,340 shares are held by Mr. Brenkman's wife, in which he disclaims beneficial ownership.

(3) Of the total number of shares shown as owned by Mr. Cox, 101,770 shares represent the number of shares Mr. Cox has the right to acquire within 60 days through the exercise of warrants and 20,000 represents the number of shares Mr. Cox has the right to acquire within 60 days through the exercise of stock options. Mr. Cox's shares are owned in joint tenancy with his wife. Mr. Cox and his wife own one Preferred Share in the Mississippi Central Railroad Co.

(4) Of the total number of shares shown as owned by Mr. Fulton, 10,200 shares represent the number of shares Mr. Fulton has the right to acquire within 60 days upon the exercise of warrants and 5,000 represents the number of shares Mr. Fulton has the right to acquire within 60 days through the exercise of stock options.

(5) Of the total number of shares shown as owned by Mr. Carr, 1,000 shares represent the number of shares Mr. Carr has the right to acquire within 60 days through the exercise of warrants and 36,364 represents the number of shares Mr. Carr has the right to acquire within 60 days through the exercise of stock options.

(6) Of the total number of shares shown as owned by Mr. Isonhart, 100 shares represent the number of shares Mr. Isonhart has the right to acquire within 60 days through the exercise of warrants and 5,000 represents the number of shares Mr. Isonhart has the right to acquire within 60 days through the exercise of stock options.

There are no shareholders known by the Registrant to be beneficial owners of more than 5% of its outstanding common stock other than Mr. Brenkman.

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers, and any persons holding more than ten percent of the Company's common stock to report their initial ownership of the Company's common stock and any subsequent changes in that ownership to the Securities and Exchange Commission and to provide copies of such reports to the Company. Based upon the Company's review of the copies of such reports received by the Company and representations of its directors and executive officers, the Company believes that during the years ended December 31, 2001 and 2000 all Section 16(a) filing requirements were satisfied.

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

No reports were filed on Form 8-K during the fourth quarter 2001.

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

Dated: March 26, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:  /s/ J. Michael Carr
     ------------------------------------
     J. Michael Carr, Treasurer,
     Chief Financial Officer and Director

Dated: March 26, 2002

By:  /s/ Orvel Cox
     ------------------------------------
     Orvel Cox, Director

Dated: March 26, 2002

By:  /s/ John Fulton
     ------------------------------------
     John Fulton, Director

Dated: March 26, 2002