Form 10QSB
period 2002-03-31
PIONEER RAILCORP
filed 2002-05-07
CIK 796374

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                      For the quarter ended March 31, 2002

                        Commission File Number 33-6658-C

                                Pioneer Railcorp
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             Iowa                                                 37-1191206
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (IRS Employer ID #)
 incorporation or organization)

     1318 S. Johanson Rd Peoria, IL                                      61607
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip code)

                   Registrant's telephone number: 309-697-1400

           Securities registered pursuant to Section 12(g) of the Act:

Title of each  Class                 Name of each  exchange  on which registered
--------------------------------------------------------------------------------
Common Stock, Class A                       NASDAQ, Chicago Stock Exchange

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ].

                                    4,528,427
             ------------------------------------------------------
             (Shares of Common Stock outstanding on March 31, 2002)

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS



                        PIONEER RAILCORP AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                     Quarters Ended March 31, 2002 and 2001
                                    UNAUDITED

                                                           First Quarter
                                                     ---------------------------
                                                        2002            2001
                                                     ---------------------------

Operating revenue ................................   $ 3,705,524    $ 3,510,871
                                                     ---------------------------

Operating expenses
   Maintenance of way ............................       234,979        336,226
   Maintenance of equipment ......................       372,170        395,038
   Transportation expense ........................       669,264        865,343
   Administrative expense ........................     1,014,441      1,002,022
   Depreciation  & amortization ..................       513,082        511,214
                                                     ---------------------------
                                                       2,803,936      3,109,843
                                                     ---------------------------

Operating income .................................       901,588        401,028
                                                     ---------------------------

Other income & expense
   Other (income) expense ........................      (202,478)      (205,123)
   Interest expense, equipment ...................       116,153        182,889
   Interest expense, other .......................       149,120        182,621
   Net (gain) loss on sale of fixed assets .......        11,268           (459)
                                                     ---------------------------
                                                          74,063        159,928
                                                     ---------------------------

Income before income taxes .......................       827,525        241,100

Provision for income taxes .......................       374,000        107,500
                                                     ---------------------------

Income before minority interest in preferred
   stock dividends of consolidated subsidiaries ..   $   453,525    $   133,600
Minority interest in preferred stock dividends of
    consolidated subsidiaries ....................   $    31,308    $    31,308
                                                     ---------------------------

Net income .......................................   $   422,217    $   102,292
                                                     ===========================

Basic earnings per common share ..................   $      0.09    $      0.02
                                                     ===========================

Diluted earnings per common share ................   $      0.09    $      0.02
                                                     ===========================

                        PIONEER RAILCORP AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2002 and DECEMBER 31, 2001
                                    UNAUDITED

                                                           March 31      December 31
                                                             2002            2001
                                                        ----------------------------
ASSETS
Current Assets
   Cash .............................................   $  1,190,924    $    976,678
   Accounts receivable, less allowance
     for doubtful accounts 2002 $82,582; 2001 $71,981      3,193,860       3,431,008
   Inventories ......................................        220,910         222,257
   Prepaid expenses .................................        141,995         202,787
   Income tax refund claims .........................        132,905         132,905
   Deferred taxes ...................................         80,000          80,000
                                                        ----------------------------
        Total current assets ........................      4,960,594       5,045,635
                                                        ----------------------------
Property and Equipment less accumulated
  depreciation 2002 $10,572,183; 2001 $10,064,187 ...     26,789,497      27,128,209
                                                        ----------------------------

Intangible Assets, less accumulated amortization
  2002 $205,911; 2001 $204,911 ......................      1,038,034       1,039,521
                                                        ----------------------------

Investments, cash value of life insurance ...........        191,120         184,090
                                                        ----------------------------

Total assets ........................................   $ 32,979,245    $ 33,397,455
                                                        ============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable .................................   $  2,141,738    $  2,914,471
   Notes payable ....................................              0          57,712
   Income taxes payable .............................        351,000               0
   Current maturities of long-term debt .............      4,871,039       4,828,203
   Accrued liabilities ..............................        678,962         775,031
                                                        ----------------------------
        Total current liabilities ...................      8,042,739       8,575,417
                                                        ----------------------------

Long-term debt, net of current maturities ...........     10,499,167      10,820,867
                                                        ----------------------------

Deferred revenue ....................................        870,066         870,066
                                                        ----------------------------

Deferred income taxes ...............................      5,285,000       5,285,000
                                                        ----------------------------

Minority interest in subsidiaries ...................      1,103,000       1,103,000
                                                        ----------------------------
Stockholders' Equity
   Common stock .....................................          4,612           4,612
   In Treasury 2002 84,090 shares; 2001 84,040 ......            (84)            (84)
                                                        ----------------------------
   Outstanding 2002 4,528,427; 2001 4,528,477 .......          4,528           4,528
   Additional paid-in capital .......................      2,044,041       2,044,041
   Retained earnings ................................      5,130,704       4,694,536
                                                        ----------------------------
        Total stockholders' equity ..................      7,179,273       6,743,105
                                                        ----------------------------

Total liabilities and equity ........................   $ 32,979,245    $ 33,397,455
                                                        ============================

                        PIONEER RAILCORP AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Quarters Ended March 31, 2002 and 2001
                                    UNAUDITED

                                                                       First Quarter
                                                                 --------------------------
                                                                     2002          2001
                                                                 --------------------------
Cash Flows From Operating Activities
Net income ...................................................   $   422,217    $   102,292
Adjustments to reconcile net income to net cash
provided by operating activities:
        Minority interest in preferred stock dividends of
          consolidated subsidiaries ..........................        31,308         31,308
        Depreciation .........................................       512,082        498,514
        Amortization .........................................         1,000         12,700
        Increase in cash value life insurance ................        (7,030)        (5,386)
        (Gain) loss on sale of property & equipment ..........        11,268           (459)
Change in assets and liabilities, net of effects from
        acquisition of subsidiaries
        (Increase) decrease accounts receivable ..............       237,148         55,143
        (Increase) decrease inventories ......................         1,347        (24,731)
        (Increase) decrease prepaid expenses .................        60,792        (55,734)
        (Increase) decrease intangible assets ................         2,542           (188)
        Increase (decrease) accounts payable .................      (772,733)       180,351
        (Increase) decrease income tax refund claims .........             0         53,502
        Increase (decrease) income tax payable ...............       351,000         53,400
        Increase (decrease) accrued liabilities ..............       (96,069)       (82,621)
                                                                 --------------------------
        Net cash provided by (used in) operating activities ..       754,872        818,091
                                                                 --------------------------

Cash Flows From Investing Activities
        Proceeds from sale of property & equipment ...........         8,990          5,875
        Purchase of property & equipment .....................      (195,678)    (1,766,657)
                                                                 --------------------------
        Net cash (used in) investing activities ..............      (186,688)    (1,760,782)
                                                                 --------------------------

Cash Flows From Financing Activities
        Proceeds from short-term borrowings ..................       341,000        258,000
        Proceeds from long-term borrowings ...................       256,660      1,678,055
        Payments on short-term borrowings ....................      (398,712)      (258,000)
        Payments on long-term borrowings .....................      (535,524)      (697,085)
        Repurchase of minority interest ......................             0         (3,000)
        Purchase of common stock for treasury ................           (62)        (2,600)
        Preferred stock dividend payments to minority interest       (17,300)       (17,300)
                                                                 --------------------------
        Net cash provided by (used in) financing activities ..      (353,938)       958,070
                                                                 --------------------------

Net increase (decrease) in cash ..............................       214,246         15,379

Cash, beginning of period ....................................       976,678        564,490
                                                                 --------------------------

Cash, end of period ..........................................   $ 1,190,924    $   579,869
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

Intersegment transactions:

Intersegment   transactions  are  recorded  at  cost  and  are  eliminated  from consolidated financial results.

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

                                                           First Quarter
                                                    ----------------------------
                                                       2002             2001
                                                    ----------------------------
Revenues from external customers
   Railroad operations .........................    $ 2,951,530     $ 2,793,403
   Equipment leasing operations ................        750,131         711,522
   Corporate support services ..................          3,863           5,946
                                                    ----------------------------
      Total revenues from external customers ...    $ 3,705,524     $ 3,510,871
                                                    ============================

Intersegment revenues
   Railroad operations .........................    $         0     $         0
   Equipment leasing operations ................         99,600          99,600
   Corporate support services ..................      1,404,399       1,669,675
                                                    ----------------------------
      Total intersegment revenues ..............    $ 1,503,999     $ 1,769,275
                                                    ============================

Segment profit
   Railroad operations .........................    $ 1,319,626     $ 1,002,302
   Equipment leasing operations ................        397,921         343,452
   Corporate support services ..................        688,040         824,549
                                                    ----------------------------
      Total segment profit .....................    $ 2,405,587     $ 2,170,303

Reconciling items
    Intersegment revenues ......................    ($1,503,999)    ($1,769,275)
    Income taxes ...............................       (374,000)       (107,500)
    Minority interest ..........................        (31,308)        (31,308)
    Other income(expense), net .................        (74,063)       (159,928)
                                                    ----------------------------

       Total consolidated net income ...........    $   422,217     $   102,292
                                                    ============================

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

NOTE 3. CONTINGENCIES

As of the date of this Form 10-QSB, management is not aware of any incident which is likely to result in a liability that would materially affect the Company's consolidated financial position or results of operation. Readers should make reference to Part II, Item 1 of this 10-QSB, regarding contingencies surrounding a switching revenue dispute between the Keokuk Junction Railway Co. and the Burlington Northern Santa Fe Railway for revenues generated by the Company between March 1, 1999 and May 1, 2001 of approximately $663,000.

NOTE 4. ACCOUNTING PRONOUNCEMENTS

The Company has adopted the provisions of SFAS No. 142 in its first quarterended March 31, 2002. Under these new rules, goodwill will no longer be amortized, but will be subject to annual impairment testing. During the first phase of implementing SFAS 142, the Company was required to identify its reporting units and to determine the carrying value of each reporting unit. The Company concluded that the fair value of its reporting units containing goodwill exceeded the carrying value. As a result, noimpairment loss was recorded or recognized as of March 31, 2002. In accordance with SFAS No. 142, there has been no amortization of goodwill recorded effective January 1, 2002 which resulted in an increase in pre-tax income of $8,700. The Company is required to perform additional impairment tests on an annual basis prior to the issuance of the annual financial statements.

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

Summary: First Quarter 2002 Compared to First Quarter 2001

The Company's net income in the first quarter 2002 was $422,200, an increase of $319,900 from the first quarter 2001 which had net income of $102,300. Revenue increased by $195,000 or 6% to $3,706,000 from $3,511,000 in the same period last year. Operating expense decreased by $306,000 or 10%, to $2,804,000 from $3,110,000 in the same period last year. Operating income increased by $501,000, or 125% to $902,000 from $401,000 in the same period last year.

Operating income was increased in the first quarter 2002 by the Company's railroad operations which had an increase in operating income of $317,000. This increase from the railroads is the result of a increase in revenue of $158,000 and a decrease in operating expenses of $159,000. Operating income was increased in the first quarter 2002 by the Company's equipment leasing operations by approximately $54,000 in the period, primarily from an increase in revenue from the utilization of its railcar fleet by non-affiliated railroads and a decrease in expenses to maintain locomotives. In addition, corporate support services increased operating income by approximately $130,000 in the period resulting primarily from a reduction in payroll for support services related to the elimination and consolidation of several corporate positions in the second half of 2001, and a decrease in health insurance due to a reduction in actual claims incurred under the Company's self-funded health plan.

Revenue:

Revenue increased in the first quarter 2002 by $195,000, or 6%, to $3,706,000 from $3,511,000 in the same period last year. The railroad operations increased revenue by approximately $158,000 in the period. Included in the increase is $140,000 of increased revenue form the Gettysburg and Northern Railroad Co., which the Company began operating on February 20, 2001, and also a reduction in revenue of $150,000, resulting from revenues lost as a result of the sale of certain Alabama & Florida Railway Co. trackage in June 2001. The equipment leasing operations had a $39,000 increase in revenue in the period resulting primarily from increased revenue from the utilization of its railcar fleet by non-affiliated railroads. Corporate services decreased revenue approximately $2,000 in revenue in the quarter as a result of subscription sales to its publication The Short Line.

Operating Expense:

Operating expense decreased in the first quarter 2002 by $306,000 or 10%, to $2,804,000 from $3,110,000 in the prior year. The railroad operations decreased operating expense by approximately $159,000 in the period which resulted from a variety of factors. The sale of certain Alabama & Florida Railway Co. trackage in June 2001 resulted in reduced operating expense of $151,000 in the period. Also, the Alabama Railroad Co. had a $146,000 decrease of operating expense in the period resulting from decreased derailment expenses, decreased track material expenses, and a reduction in payroll. In addition, the railroads had increased operating expense of $61,000 from the Gettysburg & Northern Railroad Co. which the Company began operating on February 20, 2001 and also had increased operating expenses of $64,000 from the Keokuk Junction Railway Co., of which $48,000 relates to legal fees involving disputed switching revenues between the Keokuk Junction Railway Co. and the BNSF. The equipment leasing operations decreased operating expense approximately $16,000, primarily from reduced maintenance expenses associated with its railcar and locomotive fleet, offset by an increase in depreciation expense related to the acquisition of railcars and locomotives. In addition, corporate support services decreased operating expense by approximately $131,000 in the period resulting primarily from a reduction in payroll for support services related to the elimination and consolidation of several corporate positions in the second half of 2001, and a decrease in health insurance due to a reduction in actual claims incurred under the Company's self-funded health plan.

Maintenance of way and structure expense (MOW) includes all expenses related to track maintenance; including payroll, track materials, signal maintenance, vegetation control, and bridge maintenance. Maintenance of way and structures expense (MOW) decreased $101,000 or 30% to $235,000 from $336,000 in the same period last year. Railroad operations had a decrease of $66,000 of MOW, of which $44,000 represented reduced expenses resulting from the sale of certain Alabama & Florida Railway Co. trackage in June 2001. Corporate services decreased MOW by $35,000 as a result of a reduction in corporate MOW payroll and a reduction in corporate MOW support service expense.

Maintenance of equipment expense (MOE) includes expenses related to railcar repair expenses for both foreign and Company owned railcars; including payroll, car repair parts, processing fees for Company owned railcars, and also maintenance to Company owned vehicles. Maintenance of equipment expense (MOE) decreased $23,000, or 6% to $372,000 from $395,000 in the same period last year. The equipment leasing operations had a decrease in MOE of approximately $12,000 as a result of decreased costs associated with maintaining the Company's railcar fleet. The railroad operations had increased MOE of $15,000 as a result of increased payroll and material costs for repairs to foreign rail cars. In addition, MOE was decreased $26,000 from corporate support services as a result in the elimination and consolidation of a corporate employment position.

Transportation expense (TRAN) includes expenses related to train movement operations including payroll, locomotive fuel and supplies expense, repair expenses to Company owned locomotives, car hire expense, derailment expense, lading and damage claims, switching services purchased, and joint facility expenses with other carriers. Transportation expense (TRAN) decreased $196,000, or 23% to $669,000 from $865,000 in the same period last year. The railroad operations had decreased TRAN of $148,000, which included a $61,000 decrease in TRAN resulting from the sale of certain Alabama & Florida Railway Co. trackage in June 2001. Also, the Alabama Railroad Co. had a $80,000 decrease in TRAN expense related to decreased derailment expenses and a decrease in labor expenses. In addition, the Gettysburg & Northern Railroad Co. increased TRAN $30,000 in the period. The equipment leasing operations had a $20,000 decrease in TRAN as a result of decreased costs associated with maintaining the Company's locomotive fleet. In addition, TRAN was decreased $28,000 from corporate support services resulting from reduced usage of the corporate plane and the elimination of a corporate support services position.

General & administration expense (ADMIN) includes includes general manger payroll expenses, legal expenses, bad debt expense related to interline settlements, liability insurance, utilities, postage and freight, real estate taxes, dues, licenses and fees, vehicle insurance, freight to move company owned railcars and locomotives, health and dental insurance expense, audit fees, printing, and corporate headquarters support service payroll for executive management, accounting, operations, marketing, real estate, legal, and other support staff. General & administration expense (ADMIN) increased $12,000, or 1%, to $1,014,000 from $1,002,000 in the same period last year. The railroad operations had an increase of $45,000 in ADMIN expense in the period. The Gettysburg & Northern Railroad Co. increased ADMIN expense $15,000 in the period, while ADMIN was reduced $26,000 as a result of the sale of certain Alabama & Florida Railway Co. trackage in June 2001. Railroad ADMIN was also increased $48,000 in the period as a result of legal fees associated with the Keokuk Junction Railway - BNSF dispute. The equipment leasing operations increased ADMIN $6,000 as a result of increased expenses related to repositioning the Company's railcar fleet. Corporate support services decreased ADMIN expense by $39,000 in the period resulting primarily from a reduction in payroll for support services related to the elimination and consolidation of several corporate positions in the second half of 2001, and a decrease in health insurance due to a reduction in actual claims incurred under the Company's self-funded health plan.

Depreciation and amortization expense increased $2,000 to $513,000 from $511,000 in the same period last year. The equipment leasing operations increased depreciation expense approximately $10,000 related to the acquisition of railcars and locomotives. The railroad operations decreased depreciation $6,000 and corporate support services decreased depreciation $2,000.

Other Income and Expense Income Statement Line Item Discussion:

In the first quarter 2002 other income and expense decreased $3,000 to $202,000 of income compared to $205,000 of income in the same period last year. Other income relates primarily to lease income for the use of railroad property. The Company continues to place a strong emphasis on identifying and collecting revenues from third parties occupying Company property. In addition to lease income, other income and expense includes revenues generated from scrap sales, and other miscellaneous non-operating revenues and expenses, primarily generated by the Company's railroad operations.

Interest expense related to equipment financing decreased $67,000 in the first quarter 2002 to $116,000 compared to $183,000 in the same period last year. This decrease is the result of the early repayment of certain debt with proceeds from the AF track sale in June 2001 and a reduction in interest expense as a result of refinances in 2001 due to a more favorable interest rate environment. Other interest expense, which primarily relates to the financing of the Company's railroad operations, decreased $34,000 to $149,000 from $183,000 in the prior year. This primarily relates to the repayment of debt associated with the Alabama & Florida Railway Co. trackage sale in June 2001.

In the first quarter 2002 the Company had a loss from fixed asset dispositions of $11,000, primarily from the disposition of 2 railcars, compared to a small gain on fixed asset dispositions of $500 in the same period last year.

Impact of New Accounting Pronouncements:

The Company is not aware of any recent accounting standard issued, but not yet required to be adopted by the Company, that would have a material effect on its financial position or results of operations.

Liquidity and Capital Resources:

The Company primarily uses cash generated from operations to fund working capital needs and relies on long-term financing for railcars, new operating subsidiaries, and other significant capital expenditures. The Company has working capital facilities totaling $1,100,000, all of which was available for use at the end of the first quarter 2002.

The Company has a credit agreement with National City Bank of Michigan/Illinois to provide a $5 million revolving acquisition line of credit for railroad acquisitions at a variable interest rate of prime plus 1%, renewable June 2002. Amounts drawn on the line are amortized over a 10 year period. This credit line is secured by all non real estate assets of the Mississippi Central Railroad Co., the Alabama Railroad Co. and all non real estate assets of any company acquired using proceeds from the credit line. As of March 31, 2002, $2,664,000 was drawn on the credit line leaving an available balance of $2,336,000. The Company will not be renewing this credit facility when it expires June 23, 2002 and the Company is in the process of converting the outstanding principal balance to a fixed rate note similar to other notes related to railroad financing held by National City Bank. The primary reason the Company has decided not to renew the facility is that the current commercial lending environment is requiring loan covenants that are stricter than the Company is willing to agree to. The Company still considers National City Bank an important source of acquisition financing, and future acquisition opportunities, absent of this credit line, will require the bank to review the transaction prior to any funding decisions. Previously, under the terms of the credit line, the Company did not need bank approval for an acquisition utilizing the credit line.

Long-term equipment financing has historically been readily available to the Company for its railcar acquisition program. The Company believes it will be able to continue obtaining long-term equipment financing should the need arise. The Company's plans for new debt in the foreseeable future is contingent upon new railroad acquisitions and increased needs and/or opportunities for railcars.

On July 1, 1995, the Company's stock split and warrant issuance became payable to shareholders. The 2 for 1 stock split increased the number of shares issued and outstanding from 2,099,142 to 4,198,284. At the same time shareholders became entitled to purchase an additional 4,198,284 shares through stock warrants issued by the Company as dividends. One warrant was issued for each share of common stock held after the split, entitling the holder to purchase 1 share of common stock for $2.00 per share. The shares purchased through the exercise of the warrants must be held for 1 year from date of purchase. As of March 31, 2002, a total of 68,766 warrants originally issued had been exercised to date and the Company realized $137,532 on the exercise of those warrants.

On June 26, 1996, the Company's shareholders approved a stock option plan permitting the issuance of 407,000 shares of common stock. Options granted under the plan are incentive based except for the options granted to the CEO whose options are non-qualified. The options became fully vested and exercisable as of July 1, 2001. The options are exercisable at prices ranging from $2.75 to $3.03, based upon the trading price on the date of the grant, in whole or in part within 10 years from the date of grant. As of March 31, 2002, a total of 155,000 options are outstanding under this plan.

In 1999, Pioneer Railcorp's Board of Directors authorized and approved the repurchase of up to one million shares (1,000,000) of the Company's common stock. As of March 31, 2002, a total of 84,090 shares had been repurchased at a cost of $119,398. The Company plans to continue buying back its common stock but believes the repurchase will be on a more limited scope then previously anticipated due to capital requirements and the trading volume of the Company's stock.

The Company anticipates that the outcomes involving current legal proceedings will not materially affect the Company's consolidated financial position or results of operation.

The Company believes its cashflow from operations and its available working capital credit lines, will be more than sufficient to meet liquidity needs through at least the next 12 months.

Balance Sheet and Cash Flow Items:

The Company's operating activities in the first three months 2002 generated positive cash flow of $755,000. Net cash from operating activities in the first three months 2002 was generated from $422,000 of net income, increased by $513,000 of depreciation and amortization, a decrease in accounts receivable of $237,000, an increase in income tax payable of $351,000, and an increase in net cash of $101,000 from changes in various other operating assets and liabilities. Net cash from operating activities was reduced in the period by a decrease in accounts payable of $773,000, a decrease in accrued liabilities of $96,000.

In  the  first  three  months  2002,   the  Company  made  $196,000  of  capital
expenditures. Capital

expenditures included $42,000 for bridge upgrades, $16,000 for track projects, and $67,000 for other railroad structures. In addition, the Company made capital expenditures of $26,000 for railcar betterments, $29,000 for locomotive betterments, and the remaining capital asset expenditures of approximately $16,000 relates to miscellaneous equipment purchases.

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

In a letter dated November 13, 1998 Keokuk Junction Railway (KJRY) notified Burlington Northern Santa Fe Railway (BNSF) that it desired to negotiate a new agreement for BNSF's access to its Mooar Line in Keokuk, Iowa or the then current agreement and supplements thereto would be terminated effective March 1, 1999. No new agreement was reached and KJRY put in place an interchange between BNSF and KJRY for movement of BNSF cars and locomotives to the Mooar Line for a charge of $85 per car. On April 27, 1999 BNSF filed a Petition for Declaration or Prescription of Crossing, Trackage or Joint use Rights and for Determination of Compensation and Other Terms in Finance Docket Numbers 33740 and 33740 (Sub-No-1). In a decision dated June 20, 2001 the STB ruled that BNSF had a right to cross the KJRY's track to access the Mooar Line. It ordered the parties to negotiate compensation for the crossing and if a settlement could not be reached then the STB would set the compensation. No settlement was reached and BNSF filed a Petition to Establish Compensation and Other Terms on July 23, 2001. In addition to asking the STB to set the compensation for the crossing the BNSF also asked the STB to order a refund of the difference between the compensation set by the STB and the amount paid by BNSF between March 1, 1999 and May 1, 2001. The total amount paid by BNSF between March 1, 1999 and May 1, 2001 is approximately $663,000. Mediation has been conducted but has not reached a resolution to this point. The STB has not ruled on the Petition to Establish Compensation. The KJRY has filed a notice of appeal of the June 20, 2001 STB decision with the United States Court of Appeals for the District of Columbia Circuit. Management has made no provision for estimated losses associated with this matter in the financial statements as of March 31, 2002 as management and internal legal council are unable to determine what the outcome of the litigation may be and whether there will be any adverse financial consequences.

As of the date of this Form 10-QSB, management is not aware of any other incident which is likely to result in a liability that would materially affect the Company's consolidated financial position or results of operation.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters  were  submitted to a vote of security  holders in the first  quarter
2002.

Item 5.   OTHER INFORMATION

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

No reports were filed on Form 8-K during the first quarter 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on it's behalf by the undersigned thereunto duly authorized.

PIONEER RAILCORP
(Registrant)





 05/06/02                        /s/ Guy L. Brenkman
----------                       ------------------------------------------
   DATE                          GUY L. BRENKMAN
                                 PRESIDENT & CEO

 05/06/02                        /s/ J. Michael Carr
----------                       ------------------------------------------
   DATE                          J. MICHAEL CARR
                                 TREASURER & CHIEF
                                 FINANCIAL OFFICER