Form 10QSB
period 2002-06-30
PIONEER RAILCORP
filed 2002-08-08
CIK 796374

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                       For the quarter ended June 30, 2002

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

 Title of each Class                   Name of each exchange on which registered
--------------------------------------------------------------------------------
Common Stock, Class A                        NASDAQ , Chicago Stock Exchange

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO.

                                    4,528,427
              -----------------------------------------------------
              (Shares of Common Stock outstanding on June 30, 2002)

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

                            PIONEER RAILCORP AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF INCOME
                          Quarters Ended June 30, 2002 and 2001
                                        UNAUDITED

                                                        Three Months Ended            Six Months Ended
                                                   ----------------------------  ----------------------------
                                                   June 30, 2002  June 30, 2001  June 30, 2002  June 30, 2001
                                                   ----------------------------------------------------------

Operating revenue ...............................   $ 3,751,538    $ 3,620,638    $ 7,457,062    $ 7,131,510
                                                    --------------------------------------------------------
Operating expenses
   Maintenance of way ...........................       309,435        430,119        544,414        766,345
   Maintenance of equipment .....................       334,757        459,599        706,927        854,637
   Transportation expense .......................       666,333        845,716      1,335,597      1,711,059
   Administrative expense .......................     1,075,271      1,129,886      2,089,712      2,131,908
   Depreciation  & amortization .................       503,722        521,103      1,016,804      1,032,317
                                                    --------------------------------------------------------
                                                      2,889,518      3,386,423      5,693,454      6,496,266
                                                    --------------------------------------------------------

Operating income ................................       862,020        234,215      1,763,608        635,244
                                                    --------------------------------------------------------

Other income & expense

   Other (income) expense .......................       (57,173)        59,988       (259,651)      (145,135)
   Interest expense, equipment ..................       121,414        171,257        237,567        354,146
   Interest expense, other ......................       145,455        205,555        294,575        388,176
   Net (gain) loss on sale of fixed assets ......       (12,049)    (1,920,144)          (781)    (1,920,603)
                                                    --------------------------------------------------------
                                                        197,647     (1,483,344)       271,710     (1,323,416)
                                                    --------------------------------------------------------

Income before income taxes ......................       664,373      1,717,559      1,491,898      1,958,660

Provision for income taxes ......................       295,000        714,500        669,000        822,000
                                                    --------------------------------------------------------
Income before minority interest in preferred
   stock dividends of consolidated subsidiaries .   $   369,373    $ 1,003,059    $   822,898    $ 1,136,660

Minority interest in preferred stock dividends of
    consolidated subsidiaries ...................   $    31,308    $    31,308    $    62,616    $    62,616
                                                    --------------------------------------------------------


Net income ......................................   $   338,065    $   971,751    $   760,282    $ 1,074,044
                                                    ========================================================

Basic earnings per common share .................   $      0.07    $      0.22    $      0.17    $      0.24
                                                    ========================================================

Diluted earnings per common share ...............   $      0.07    $      0.22    $      0.17    $      0.24
                                                    ========================================================

Cash dividends per common share .................   $    0.0000    $    0.0000    $    0.0000    $    0.0000
                                                    ========================================================

See Notes to Unaudited Consolidated Financial Statements

                        PIONEER RAILCORP AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2002 and DECEMBER 31, 2001
                                    UNAUDITED

                                                          June 30       December 31
                                                           2002             2001
                                                        ----------------------------
ASSETS
Current Assets
   Cash .............................................   $  1,279,502    $    976,678
   Accounts receivable, less allowance
     for doubtful accounts 2002 $81,705; 2001 $71,981      3,066,356       3,431,008
   Inventories ......................................        223,222         222,257
   Prepaid expenses .................................        367,418         202,787
   Income tax refund claims .........................        132,905         132,905
   Deferred taxes ...................................         80,000          80,000
                                                        ----------------------------
        Total current assets ........................      5,149,403       5,045,635
                                                        ----------------------------

Property and Equipment less accumulated
  depreciation 2002 $11,081,919; 2001 $10,070,520 ...     27,638,011      27,150,300
                                                        ----------------------------
Goodwill, less accumulated amortization
  2002 $198,578; 2001 $198,578 ......................      1,017,430       1,017,430
                                                        ----------------------------

Investments, cash value of life insurance ...........        199,791         184,090
                                                        ----------------------------

Total assets ........................................   $ 34,004,635    $ 33,397,455
                                                        ============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable .................................   $  2,170,203    $  2,914,471
   Notes payable ....................................        549,353          57,712
   Income taxes payable .............................        444,260               0
   Current maturities of long-term debt .............      4,873,154       4,828,203
   Accrued liabilities ..............................        488,617         775,031
                                                        ----------------------------
        Total current liabilities ...................      8,525,587       8,575,417
                                                        ----------------------------

Long-term debt, net of current maturities ...........      9,938,615      10,820,867
                                                        ----------------------------

Deferred revenue ....................................      1,656,100         870,066
                                                        ----------------------------

Deferred income taxes ...............................      5,285,000       5,285,000
                                                        ----------------------------

Minority interest in subsidiaries ...................      1,096,000       1,103,000
                                                        ----------------------------
Stockholders' Equity
   Common stock .....................................          4,612           4,612
   In Treasury 2002 84,090 shares; 2001 84,040 ......            (84)            (84)
                                                        ----------------------------
   Outstanding 2002 4,528,427; 2001 4,528,477 .......          4,528           4,528
   Additional paid-in capital .......................      2,044,041       2,044,041
   Retained earnings ................................      5,454,764       4,694,536
                                                        ----------------------------
        Total stockholders' equity ..................      7,503,333       6,743,105
                                                        ----------------------------

Total liabilities and stockholders equity ...........   $ 34,004,635    $ 33,397,455
                                                        ============================

See Notes to Unaudited Consolidated Financial Statements

                        PIONEER RAILCORP AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  First Six Months Ended June 30, 2002 and 2001
                                    UNAUDITED

                                                                  First Six Months
                                                              --------------------------
                                                                 2002           2001
                                                              --------------------------
Cash Flows From Operating Activities:
Net income ................................................   $   760,283    $ 1,074,044
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Minority interest in preferred stock dividends of
    consolidated subsidiaries .............................        62,616         62,616
  Depreciation and amortization ...........................     1,016,804      1,032,317
  Increase in cash value life insurance ...................       (15,701)       (10,895)
  (Gain) loss on sale of property & equipment .............          (781)    (1,920,603)
  Change in assets and liabilities, net of effects from
    acquisition of subsidiaries
    (Increase) decrease accounts receivable ...............       364,652        314,538
    (Increase) decrease inventories .......................          (965)        11,289
    (Increase) decrease prepaid expenses ..................      (164,631)       (40,771)
    (Increase) decrease intangible assets .................             0         (2,749)
    Increase (decrease) accounts payable ..................      (744,268)       198,106
    (Increase) decrease income tax refund claims ..........             0         53,502
    Increase (decrease) income tax payable ................       444,260        751,833
    Increase (decrease) deferred revenue ..................       786,034              0
    Increase (decrease) accrued liabilities ...............      (286,414)      (139,253)
                                                              --------------------------
        Net cash provided by (used in) operating activities     2,221,889      1,383,974
                                                              --------------------------

Cash Flows From Investing Activities:
  Proceeds from sale of property & equipment ..............        23,700      2,783,241
  Purchase of property & equipment ........................    (1,527,427)    (2,012,675)
                                                              --------------------------
        Net cash (used in) investing activities ...........    (1,503,727)       770,566
                                                              --------------------------

Cash Flows From Financing Activities:
  Proceeds from short-term borrowings .....................     1,080,354        488,000
  Proceeds from long-term borrowings ......................       256,660      2,948,055
  Payments on short-term borrowings .......................      (588,713)      (488,000)
  Payments on long-term borrowings ........................    (1,093,961)    (4,984,008)
  Repurchase of minority interest .........................        (7,000)        (3,000)
  Purchase of common stock for treasury ...................           (62)        (2,600)
  Preferred stock dividend payments to minority interest ..       (62,616)       (62,616)
                                                              --------------------------
        Net cash provided by (used in) financing activities      (415,338)    (2,104,169)
                                                              --------------------------

Net increase (decrease) in cash ...........................       302,824         50,371

Cash, beginning of period .................................       976,678        564,490
                                                              --------------------------

Cash, end of period .......................................   $ 1,279,502    $   614,861
                                                              ==========================

See Notes to Unaudited Consolidated Financial Statements

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

                                                           Second Quarter
                                                       -------------------------
                                                         2002           2001
                                                       -------------------------
Revenues from external customers
   Railroad operations ...........................     2,941,328      2,798,742
   Equipment leasing operations ..................       808,224        815,572
   Corporate support services ....................         1,986          6,324
                                                       ------------------------
      Total revenues from external customers .....     3,751,538      3,620,638
                                                       ========================

Intersegment revenues
   Railroad operations ...........................             0              0
   Equipment leasing operations ..................        99,600         99,600
   Corporate support services ....................     1,530,195      1,867,271
                                                       ------------------------
      Total intersegment revenues ................     1,629,795      1,966,871
                                                       ========================

Segment profit
   Railroad operations ...........................     1,314,167        858,683
   Equipment leasing operations ..................       431,794        376,326
   Corporate support services ....................       745,854        966,077
                                                       ------------------------
      Total segment profit .......................     2,491,815      2,201,086

Reconciling items
    Intersegment revenues ........................    (1,629,795)    (1,966,871)
    Income taxes .................................      (295,000)      (714,500)
    Minority interest ............................       (31,308)       (31,308)
    Other income(expense), net ...................      (197,647)     1,483,344
                                                       ------------------------
       Total consolidated net income .............       338,065        971,751
                                                       ========================

                                                           Six Months Ended
                                                       ------------------------
                                                        6/30/02        6/30/01
                                                       ------------------------
Revenues from external customers
   Railroad operations ...........................     5,892,858      5,592,145
   Equipment leasing operations ..................     1,558,356      1,527,094
   Corporate support services ....................         5,848         12,271
                                                       ------------------------
      Total revenues from external customers .....     7,457,062      7,131,510
                                                       ========================

Intersegment revenues
   Railroad operations ...........................             0              0
   Equipment leasing operations ..................       199,200        199,200
   Corporate support services ....................     2,934,592      3,536,945
                                                       ------------------------
      Total intersegment revenues ................     3,133,792      3,736,145
                                                       ========================

Segment profit
   Railroad operations ...........................     2,633,793      1,903,451
   Equipment leasing operations ..................       829,714        719,777
   Corporate support services ....................     1,433,893      1,748,161
                                                       ------------------------
      Total segment profit .......................     4,897,400      4,371,389

Reconciling items
    Intersegment revenues ........................    (3,133,792)    (3,736,145)
    Income taxes .................................      (669,000)      (822,000)
    Minority interest ............................       (62,616)       (62,616)
    Other income(expense), net ...................      (271,710)     1,323,416
                                                       ------------------------
       Total consolidated net income .............       760,282      1,074,044
                                                       ========================

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
PIONEER RAILCORP AND SUBSIDIARIES

NOTE 1.   STATEMENTS

The accompanying Consolidated Statements of Income, Balance Sheets, and Statements of Cash Flows are unaudited. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These interim statements should be read in conjunction with the latest financial statements and notes thereto included in the Company's latest Annual Report on Form 10-KSB and subsequent Form 10-QSB filings. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

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

NOTE 4. ACCOUNTING PRONOUNCEMENTS

On January 1, 2002, the Company implemented SFAS No. 142, Goodwill and Other Intangible Assets. Under the provisions of SFAS 142, goodwill is no longer subject to amortization over its estimated useful life, but instead will be subject to at least annual assessments for impairment by applying a fair-value based test. SFAS 142 also requires that an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquiror's intent to do so. The Company determined that no transitional impairment loss was required at January 1, 2002. In the consolidated balance sheet as of June 30, 2002, goodwill totaled $1,216,000 and accumulated amortization totaled $199,000.

The following table presents proforma net income and earnings per share in all periods presented exclusive of goodwill amortization expense:

                                       Three Months
                                      Ended June 30,
                                   -------------------
                                     2002       2001
                                   -------------------

Reported net Income .............  $338,000   $972,000
Add back goodwill amort .........        --   $  9,000
                                   -------------------
Adjusted net Income .............  $338,000   $981,000
                                   ===================

Basic earnings per share:
Reported net income .............  $    .07   $    .22
Add back goodwill amort .........        --         --   *less than $.01 in 2001
                                   -------------------
Adjusted net Income .............  $    .07   $    .22
                                   ===================

Fully diluted earnings per share:

Reported net income .............   $   .07   $    .22
Add back goodwill amort .........        --         --   *less than $.01 in 2001
                                    ------------------
Adjusted net Income .............   $   .07   $    .22
                                    ==================

                                         Six Months
                                       Ended June 30,
                                    --------------------
                                       2002      2001
                                    --------------------

Reported net income .............   $760,000  $1,075,000
Add back goodwill amort .........         --  $   18,000
                                    --------------------
Adjusted net income .............   $760,000  $1,093,000
                                    ====================

Basic earnings per share:
Reported net income .............   $    .17  $      .24
Add back goodwill amort .........         --          -- *less than $.01 in 2001
                                    --------------------
Adjusted net Income .............   $    .17  $      .24
                                    ====================

Fully diluted earnings per share:
Reported net income .............   $    .17  $      .24
Add back goodwill amort .........         --          -- *less than $.01 in 2001
                                    --------------------
Adjusted net Income .............   $    .17  $      .24
                                    ====================

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

Summary: Second Quarter 2002 Compared to Second Quarter 2001.

The Company's net income in the second quarter 2002 was $338,000, a decrease of $634,000 from the second quarter 2001 which had net income of $972,000. This decrease relates primarily to the second quarter 2001 gain on sales from a 34 mile segment of track by the Alabama & Florida Railway Co. and 3 parcels of land on the West Michigan Railroad Co. These two transactions resulted in approximately $1,055,000 of net income in the second quarter 2001. Revenue increased by $131,000 or 4% to $3,752,000 from $3,621,000 in the same period last year. Operating expense decreased by $496,000 or 15%, to $2,890,000 from $3,386,000 in the same period last year. Operating income increased by $628,000, or 268% to $862,000 from $234,000 in the same period last year.

Operating income was increased in the second quarter 2002 from the Company's railroad operations by approximately $413,000 resulting from increased revenues of $143,000, primarily from increased switching revenues, and also reduced expenses of $270,000, resulting from the Company's efforts to control and reduce operating costs. Operating income was increased in the second quarter 2002 by the Company's equipment leasing operations by approximately $55,000, primarily from reduced expenses related to railcar maintenance and railcar fleet relocation. In addition, corporate support services increased operating income by approximately $160,000 in the second quarter 2002 resulting primarily from decreased health insurance expenses of approximately $45,000 and decreased payroll resulting from personnel reductions.

Revenue:

Revenue increased in the second quarter 2002 by approximately $131,000, or 4%, to $3,752,000 from $3,621,000 in the same period last year. The railroad operations increased revenue by $143,000 primarily as a result of increased switching revenue. The equipment leasing operations had a $8,000 decrease in revenue in the period resulting primarily from a decrease in revenue generated from locomotive leases. Corporate support service decreased revenue $4,000 primarily relating to revenue generated from its publication, The Short Line. and insignificant amounts of revenue generated from performing railroad related services to unaffiliated entities.

Operating Expense:

Operating expense decreased in the second quarter 2002 by $496,000 or 15%, to $2,890,000 from $3,386,000 in the prior year. The railroad operations decreased operating expense by approximately $270,000 in the period which included $128,000 of decreased operating expense related to the sale of certain Alabama & Florida Railway Co. trackage in June 2001. The equipment leasing operations decreased operating expense approximately $63,000, primarily from reduced expenses related to railcar maintenance and railcar fleet relocation. In addition, corporate support services decreased operating expense by approximately $163,000 in the period resulting primarily from decreased health insurance expenses of approximately $100,000 and decreased payroll resulting from personnel reductions.

Maintenance of way and structure expense (MOW) includes all expenses related to track maintenance; including payroll, track materials, signal maintenance, vegetation control, and bridge maintenance. Maintenance of way and structures expense (MOW) decreased $121,000, or 28% to $309,000 from $430,000 in the same period last year. Railroad operations decreased MOW $104,000, of which a $48,000 decrease relates to the sale of certain Alabama & Florida Railway Co. trackage in June 2001. Corporate services decreased MOW $17,000 in the period due to personnel reductions.

Maintenance of equipment expense (MOE) includes expenses related to railcar repair expenses for both foreign and Company owned railcars; including payroll, car repair parts, processing fees for Company owned railcars, and also maintenance to Company owned vehicles. Maintenance of equipment expense (MOE) decreased $125,000, or 27% to $335,000 from $460,000 in the same period last year. The railroad operations had decreased MOE of $46,000, primarily relating to a reduction in expenses for material needed to generate revenue from authorized repairs to unaffiliated railcars while on the Company's rail lines. The equipment leasing operations had an decrease in MOE of approximately $36,000 as a result of decreased costs associated with maintaining the Company's railcar fleet. In addition, MOE was decreased $43,000 from corporate support services resulting from personnel reductions.

Transportation expense (TRAN) includes expenses related to train movement operations including payroll, locomotive fuel and supplies expense, repair expenses to Company owned locomotives, car hire expense, derailment expense, lading and damage claims, switching services purchased, and joint facility expenses with other carriers. Transportation expense (TRAN) decreased $180,000, or 21% to $666,000 from $846,000 in the same period last year. The railroad operations had decreased TRAN of $150,000, including a decrease of $37,000 related to the sale of certain Alabama & Florida Railway Co. trackage in June 2001. The railroad operations also had decreased TRAN costs as a result of a decrease in derailment expenses and a decrease in carhire expense. The equipment leasing operations had a decrease in TRAN of approximately $8,000 as a result of reduced costs associated with maintaining the Company's locomotive fleet. In addition, TRAN was decreased $22,000 from corporate support services primarily from reduced costs related to infrequent use of the Company aircraft.

General & administration expense (ADMIN) includes includes general manager payroll expenses, legal expenses, bad debt expense related to interline settlements, liability insurance, utilities, postage and freight, real estate taxes, dues, licenses and fees, vehicle insurance, freight to move company owned railcars and locomotives, health and dental insurance expense, audit and income tax fees, printing, and corporate headquarters support service payroll for executive management, accounting, operations, marketing, real estate, legal, and other support staff. General & administration expense (ADMIN) decreased $55,000, or 5%, to $1,075,000 from $1,130,000 in the same period last year. The railroad operations had an increase of $42,000 in ADMIN expense in the period, primarily as a result of legal fees associated with the Keokuk Junction Railway - BNSF dispute. The equipment leasing operations decreased ADMIN approximately $19,000 as a result of reduced expenses associated with relocating the Company's railcar fleet. Corporate support services decreased ADMIN expense by approximately $78,000 in the period resulting primarily from decreased health insurance expenses.

Depreciation and amortization expense decreased $17,000, or 3%, to $504,000 from $521,000 in the same period last year. Approximately $10,000 of the decrease is related to the sale of certain Alabama & Florida Railway Co. trackage in June 2001. The equipment leasing operations decreased depreciation expense approximately $3,000.

Other Income and Expense Income Statement Line Item Discussion:

In the second quarter 2002, other income and expense increased $117,000 to $57,000 of income compared to $60,000 of expense in the second quarter 2001. In the second quarter 2001, the Company recorded approximately $79,000 of expense resulting from a payment made as a guarantor on an outstanding loan of the Minnesota Central Railroad Co., which the Company sold in 1999. Other income relates primarily to lease income for the use of railroad property. The Company continues to place a strong emphasis on identifying and collecting revenues from third parties occupying Company property. In addition to lease income, other income and expense includes revenues generated from scrap sales, and other miscellaneous non-operating revenues and expenses, primarily generated by the Company's railroad operations.

Interest expense related to equipment financing decreased $50,000 in the second quarter 2002 to $121,000 compared to $171,000 in the same period last year. This decrease is the result of the early repayment of certain debt with proceeds from the AF track sale in June 2001 and a reduction in interest expense as a result of refinances in 2001 due to a more favorable interest rate environment. Other interest expense, which primarily relates to the financing of the Company's railroad operations, decreased $61,000 to $145,000 from $206,000 in the prior year.

In the second quarter 2002 the Company had a gain from fixed asset dispositions of $12,000, primarily from the disposition of a railcar. In the second quarter 2001 the Company had a significant gain on fixed asset dispositions of approximately $1,921,000. On June 11, 2001, the Company's Alabama & Florida Railway Co. (AF) subsidiary sold a 34 mile segment of its track from Georgiana, AL to Andalusia, AL, to the Three Notch Railroad Co. (TNR), a wholly owned subsidiary of Gulf & Ohio Railways in Knoxville, TN. The sale price was $2.5 million and the pre-tax gain realized was $1,738,000. The AF retained 43 miles of the line and continues operating on the remaining trackage. In addition, the West Michigan Railroad Co. sold 3 small parcels of commercial development land to one of its online patrons for $280,000 and the pre-tax gain realized on the sale was $183,000.

Summary: First Six Months 2002 Compared to First Six Months 2001.

The Company's net income in the first six months 2002 was $760,000, a decrease of $314,000 from the first six months 2001 which had net income of $1,074,000. This decrease relates primarily to the second quarter 2001 gain on sales from a 34 mile segment of track by the Alabama & Florida Railway Co. and 3 parcels of land on the West Michigan Railroad Co. These two transactions resulted in approximately $1,055,000 of net income in the first six months 2001. Revenue increased by $325,000 or 5% to $7,457,000 from $7,132,000 in the same period last year. Operating expense decreased by $803,000 or 12%, to $5,693,000 from $6,496,000 in the same period last year. Operating income increased by $1,129,000, or 178 % to $1,764,000 from $635,000 in the same period last year.

Operating income was increased in the first six months 2002 by the Company's railroad operations by approximately $730,000 resulting from increased revenue of $300,000 from increased switching revenue and car repair revenue, and also reduced expenses of $430,000 resulting from the Company's efforts to control and reduce operating costs. Operating income was increased in the first six months 2002 by the Company's equipment leasing operations by approximately $110,000, primarily from reduced expenses of approximately $80,000 related to railcar and locomotive maintenance and railcar fleet relocation, and also from increased revenues of $30,000 generated by the railcar fleet. In addition, corporate support services increased operating income by approximately $289,000 in the first six months 2002 primarily from a decrease in health insurance expenses of approximately $100,000 and decreased payroll resulting from personnel reductions.

Revenue:

Revenue increased in the first six months 2002 by approximately $325,000, or 5 %, to $7,457,000 from $7,132,000 in the same period last year. The railroad operations increased revenue by $301,000 resulting from increased switching revenue and car repair revenue. The equipment leasing operations had a $31,000 increase in revenue in the period resulting from increased revenue generated by utilization of its railcar fleet by unaffiliated third parties. Corporate support service decreased revenue $7,000 primarily relating to revenue generated from its publication, The Short Line. and also insignificant amounts of revenue generated from performing railroad related services to unaffiliated entities.

Operating Expense:

Operating expense decreased in the first six months 2002 by $803,000 or 12%, to $5,693,000 from $6,496,000 in the prior year. The railroad operations decreased operating expense by approximately $430,000 in the period which included $280,000 of decreased operating expense related to the sale of certain Alabama & Florida Railway Co. trackage in June 2001. The equipment leasing operations decreased operating expense approximately $78,000, primarily from reduced expenses related to railcar and locomotive maintenance, and railcar fleet relocation. In addition, corporate support services decreased operating expense by approximately $295,000 in the period primarily from a decrease in health insurance expenses of approximately $100,000 and decreased payroll resulting from personnel reductions.

Maintenance of way and structure expense (MOW) includes all expenses related to track maintenance; including payroll, track materials, signal maintenance, vegetation control, and bridge maintenance. Maintenance of way and structures expense (MOW) decreased $222,000 or 29%, to $544,000 from $766,000 in the same period last year. Railroad operations had decreased MOW of $170,000, of which $92,000 relates to the sale of certain Alabama & Florida Railway Co. trackage in June 2001. Corporate services decreased MOW $52,000 in the period as a result of personnel reductions.

Maintenance of equipment expense (MOE) includes expenses related to railcar repair expenses for both foreign and Company owned railcars; including payroll, car repair parts, processing fees for Company owned railcars, and also maintenance to Company owned vehicles. Maintenance of equipment expense (MOE) decreased $148,000, or 17% to $707,000 from $855,000 in the same period last year. The railroad operations had decreased MOE of $31,000, primarily from a reduction in expenses for material needed to generate revenue from authorized repairs to unaffiliated railcars while on the Company's rail lines. The equipment leasing operations had a decrease in MOE of approximately $45,000 as a result of decreased costs associated with maintaining the Company's railcar fleet. In addition, MOE was decreased $72,000 from corporate support services as a result of personnel reductions.

Transportation expense (TRAN) includes expenses related to train movement operations including payroll, locomotive fuel and supplies expense, repair expenses to Company owned locomotives, car hire expense, derailment expense, lading and damage claims, switching services purchased, and joint facility expenses with other carriers. Transportation expense (TRAN) decreased $375,000, or 22% to $1,336,000 from $1,711,000 in the same period last year. The railroad operations had a decrease in TRAN of $297,000, including a decrease of $97,000 related to the sale of certain Alabama & Florida Railway Co. trackage in June 2001. The railroad operations also had decreased TRAN costs from decreased in derailment expenses and decreased carhire expense. The equipment leasing operations had a decrease in TRAN of approximately $28,000 as a result of decreased costs associated with maintaining the Company's locomotive fleet. In addition, TRAN was decreased $50,000 from corporate support services, of which $26,000 relates to reduced costs related to infrequent use of the Company aircraft and $24,000 relates to reduction in personnel.

General & administration expense (ADMIN) includes includes general manager payroll expenses, legal expenses, bad debt expense related to interline settlements, liability insurance, utilities, postage and freight, real estate taxes, dues, licenses and fees, vehicle insurance, freight to move company owned railcars and locomotives, health and dental insurance expense, audit and income tax fees, printing, and corporate headquarters support service payroll for executive management, accounting, operations, marketing, real estate, legal, and other support staff. General & administration expense (ADMIN) decreased $42,000, or 2%, to $2,090,000 from $2,132,000 in the same period last year. The railroad operations had increased ADMIN of $87,000 in the period, primarily as a result of legal fees associated with the Keokuk Junction Railway - BNSF dispute. The equipment leasing operations decreased ADMIN approximately $13,000 as a result of reduced expenses associated with relocating the Company's railcar fleet. Corporate support services decreased ADMIN expense by approximately $116,000 in the period resulting primarily from decreased health insurance expenses and a reduction in personnel.

Depreciation and amortization expense decreased $15,000, or 2%, to $1,017,000 from $1,032,000 in the same period last year. A decrease of approximately $25,000 is related to the sale of certain Alabama & Florida Railway Co. trackage in June 2001. The equipment leasing operations increased depreciation expense approximately $8,000.

Other Income and Expense Income Statement Line Item Discussion:

In the first six months 2002 other income and expense increased $115,000 to $260,000 of income in the period compared to $145,000 of income in the same period last year. In the first six months 2001, the Company recorded approximately $79,000 of expense resulting from a payment made as a guarantor on an outstanding loan of the Minnesota Central Railroad Co., which the Company sold in 1999. Other income relates primarily to lease income for the use of railroad property. The Company continues to place a strong emphasis on identifying and collecting revenues from third parties occupying Company property. In addition to lease income, other income and expense includes revenues generated from scrap sales, and other miscellaneous non-operating revenues and expenses, primarily generated by the Company's railroad operations.

Interest expense related to equipment financing decreased $116,000 in the first six months 2002 to $238,000 compared to $354,000 in the same period last year. This decrease is the result of the early repayment of certain debt with proceeds from the AF track sale in June 2001 and a reduction in interest expense as a result of refinances in 2001 due to a more favorable interest rate environment. Other interest expense, which primarily relates to the financing of the Company's railroad operations, decreased $93,000 to $295,000 from $388,000 in the prior year.

In the first six months 2002 the Company had a gain from fixed asset dispositions of less than $1,000, primarily from the disposition of several railcars. In the first six months 2001 the Company had a significant gain on fixed asset dispositions of approximately $1,921,000. On June 11, 2001, the Company's Alabama & Florida Railway Co. (AF) subsidiary sold a 34 mile segment of its track from Georgiana, AL to Andalusia, AL, to the Three Notch Railroad Co. (TNR), a wholly owned subsidiary of Gulf & Ohio Railways in Knoxville, TN. The sale price was $2.5 million and the pre-tax gain realized was $1,738,000. The AF retained 43 miles of the line and continues operating on the remaining trackage. In addition, the West Michigan Railroad Co. sold 3 small parcels of commercial development land to one of its online patrons for $280,000 and the pre-tax gain realized on the sale was $183,000.

Impact of New Accounting Pronouncements:

The Company is not aware of any recent accounting standard issued, but not yet required to be adopted by the Company, that would have a material effect on its financial position or results of operations.

Liquidity and Capital Resources:

The Company primarily uses cash generated from operations to fund working capital needs and relies on long-term financing for railcars, new operating subsidiaries, and other significant capital expenditures. The Company has working capital facilities totaling $1,100,000, all of which was available for use at the end of the second quarter 2002.

The Company has a credit agreement with National City Bank of Michigan/Illinois to provide a $5 million revolving acquisition line of credit for railroad acquisitions at a variable interest rate of prime plus 1%. This agreement was originally due to mature on June 23, 2002, but has been extended until September 10, 2002 while the Company and the bank complete the conversion of the note to a long term fixed rate agreement. The primary reason the Company has decided not to renew the credit facility is that the current commercial lending environment is requiring loan covenants that are stricter than the Company is willing to agree to. The Company still considers National City Bank an important source of acquisition financing, and future acquisition opportunities, absent of this credit line, will require the bank to review and approve the transaction prior to any funding decisions. Previously, under the terms of the credit line, the Company did not need bank approval for an acquisition utilizing the credit line. Amounts drawn on the line are amortized over a 10 year period. This credit line is secured by all non real estate assets of the Mississippi Central Railroad Co., the Alabama Railroad Co. and all non real estate assets of any company acquired using proceeds from the credit line. As of June 30, 2002, $2,635,000 was drawn on the credit line leaving an available balance of $2,365,000.

Long-term equipment financing has historically been readily available to the Company for its railcar acquisition program. The Company believes it will be able to continue obtaining long-term equipment financing should the need arise. The Company's plans for new debt in the foreseeable future is contingent upon new railroad acquisitions and increased needs and/or opportunities for railcars.

On July 1, 1995, the Company's stock split and warrant issuance became payable to shareholders. The 2 for 1 stock split increased the number of shares issued and outstanding from 2,099,142 to 4,198,284. At the same time shareholders became entitled to purchase an additional 4,198,284 shares through stock warrants issued by the Company as dividends. One warrant was issued for each share of common stock held after the split, entitling the holder to purchase 1 share of common stock for $2.00 per share. The shares purchased through the exercise of the warrants must be held for 1 year from date of purchase. As of June 30, 2002, a total of 68,766 warrants originally issued had been exercised to date and the Company realized $137,532 on the exercise of those warrants.

On June 26, 1996, the Company's shareholders approved a stock option plan permitting the issuance of 407,000 shares of common stock. Options granted under the plan are incentive based except for the options granted to the CEO whose options are non-qualified. The options became fully vested and exercisable as of July 1, 2001. The options are exercisable at prices ranging from $2.75 to $3.03, based upon the trading price on the date of the grant, in whole or in part within 10 years from the date of grant. As of June 30, 2002, a total of 155,000 options are outstanding under this plan.

In 1999, Pioneer Railcorp's Board of Directors authorized and approved the repurchase of up to one million shares (1,000,000) of the Company's common stock. As of June 30, 2002, a total of 84,090 shares had been repurchased at a cost of $119,398. The Company plans to continue buying back its common stock but believes the repurchase will be limited due to capital requirements and the trading volume of the Company's stock.

The Company anticipates that the outcomes involving current legal proceedings will not materially adversely affect the Company's consolidated financial position or results of operation.

The Company believes its cashflow from operations and its available working capital credit lines, will be more than sufficient to meet liquidity needs through at least the next 12 months.

Balance Sheet and Cash Flow Items:

The Company's operating activities in the first six months 2002 generated positive cash flow of $2,225,000. Net cash from operating activities for the first six months 2002 was generated from $760,000 of net income, increased by $1,017,000 of depreciation and amortization, a decrease in accounts receivable of $365,000, an increase in income tax payable of $444,000, and an increase in deferred revenue of $786,000, and an increase in net cash of $48,000 from changes in various other operating assets and liabilities. Net cash from operating activities was reduced in the period by a decrease in accounts payable of $744,000, a decrease in accrued liabilities of $286,000, and an increase in prepaid expenses of $165,000.

In the first six months 2002, the Company recorded approximately $1,530,000 of fixed assets and capital improvements which included the purchase of approximately 48 railcars at a cost of $193,000 and the purchase of 3 locomotives at a cost of $195,000. The railcars and locomotive purchases were financed using the Company's working capital line of credit and refinanced with a long-term fixed rate financing agreement in July 2002. The Company capitalized approximately $848,000 of track structure additions and improvements including $786,000 for upgrades to the GET track to handle heavy loads for a power plant. The GET track upgrades were paid for by the power plant and recorded as deferred revenue on the Company's balance sheet. This deferred revenue will be amortized to income at a rate equal to depreciation expense and therefore will have no effect on net income in future periods. Other capital expenditures in 2002 include $199,000 capitalized for buildings and structures, including $99,000 for construction of a new engine house on the GCW, replacing the previous building which was destroyed by a tornado in 2001. Other capital expenditures include approximately $70,000 for railcar and locomotive betterments and approximately $25,000 on various vehicles and equipment. Unless otherwise noted above, capital expenditures were funded with working capital.

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

In a letter dated November 13, 1998 Keokuk Junction Railway (KJRY) notified Burlington Northern Santa Fe Railway (BNSF) that it desired to negotiate a new agreement for BNSF's access to its Mooar Line in Keokuk, Iowa or the then current agreement and supplements thereto would be terminated effective March 1, 1999. No new agreement was reached and KJRY put in place an interchange between BNSF and KJRY for movement of BNSF cars and locomotives to the Mooar Line for a charge of $85 per car. On April 27, 1999 BNSF filed a Petition for Declaration or Prescription of Crossing, Trackage or Joint use Rights and for Determination of Compensation and Other Terms in Finance Docket Numbers 33740 and 33740 (Sub-No-1). In a decision dated June 20, 2001 the STB ruled that BNSF had a right to cross the KJRY's track to access the Mooar Line. It ordered the parties to negotiate compensation for the crossing and if a settlement could not be reached then the STB would set the compensation. No settlement was reached and BNSF filed a Petition to Establish Compensation and Other Terms on July 23, 2001. In addition to asking the STB to set the compensation for the crossing the BNSF also asked the STB to order a refund of the difference between the compensation set by the STB and the amount paid by BNSF between March 1, 1999 and May 1, 2001. The total amount paid by BNSF between March 1, 1999 and May 1, 2001 is approximately $663,000. Mediation has been conducted but has not reached a resolution to this point. The STB has not ruled on the Petition to Establish Compensation. The KJRY filed a notice of appeal of the June 20, 2001 STB decision with the United States Court of Appeals for the District of Columbia Circuit. In a decision dated June 14, 2002, the D.C. Circuit Court of Appeals vacated the STB decision dated June 20, 2001. KJRY and the BNSF again discussed resolving the Mooar Line situation but no agreement could be reached. BNSF again began interchanging cars to KJRY on July 1, 2002 for delivery to the Mooar Line at a rate of $85 per car. KJRY will exclude from income switching revenue charged beginning July 1, 2002, related to BNSF Mooar Line traffic and will escrow the switching revenue as deferred revenue in the balance sheet pending final resolution of this matter. On July 1, 2002, BNSF filed at the STB a Petition for Issuance of a Certificate of Public Convenience and Necessity and Declaration of Crossing Rights in Finance Docket No. 33740. KJRY will file a reply to that petition. Management does not believe the BNSF is entitled to any refund for switching revenue BNSF paid for services between March 1, 1999 and May 1, 2001, and in addition, management believes the Company is entitled to compensation for BNSF traffic on the KJRY between May 1, 2001 and June 30, 2002 that was not recorded by the Company pending final resolution of this matter.

As of June 30, 2002, management and internal legal counsel are unable to determine what the outcome of the litigation may be and whether there will be any adverse or favorable financial consequences.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Shareholders was held on June 26, 2002 at the Company's headquarters in Peoria, Illinois. All five seats on the Board of Directors were up for election at this meeting. Directors Guy L. Brenkman, J. Michael Carr, Orvel L. Cox, J. William Sharpe, and John S. Fulton were elected for a one year term.

The vote totals for the Directors were as follows:

    Proposal                                       Votes For      Votes Withheld
--------------------------------------------------------------------------------

Nomination of Guy L. Brenkman
to the Board of Directors                          3,556,407          252,839

Nomination of Orvel L. Cox
to the Board of Directors                          3,602,679          206,567

Nomination of J. William Sharpe
to the Board of Directors                          3,515,599          293,647

Nomination of John S. Fulton
to the Board of Directors                          3,561,899          247,347

Nomination of J. Michael Carr
to the Board of Directors                          3,554,979          254,267

In addition to the election of the Board of Directors, shareholders ratified the appointment of McGladrey & Pullen, LLP, Certified Public Accountants, as the Company's independent public accountants for the coming year with 3,629,131 votes for and 163,452 votes against.

Item 5.   OTHER INFORMATION

On July 2, 2002, the Company's newly elected director, J. William Sharpe, resigned from the Board for personal reasons. On August 1, 2002, the Board of Directors appointed Clifton T. Lopez to replace Mr. Sharpe. Mr. Lopez lives in Creve Coeur, MO and currently works as a consultant. Previously Mr. Lopez has over 30 years experience in accounting, finance and strategic planning with Monsanto Company in St. Louis, Mo. Mr. Lopez will serve on the Company's audit committee.

On June 11, 2001, the Company's Alabama & Florida Railway Co. (AF) subsidiary sold a 34 mile segment of its track from Georigiana, AL to Andalusia, AL, to the Three Notch Railroad Co. (TNR), a wholly owned subsidiary of Gulf & Ohio Railways in Knoxville, TN. The cash sale price was $2,500,000 and the sale generated a pre-tax gain of $1,738,000. In addition, in the Second Quarter 2001, the West Michigan Railroad Co. sold 3 small parcels of commercial development land to one of its online patrons for $280,000 and the pre-tax gain realized on the sale was $183,000.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

Exhibit # 11 - Statement regarding computation of per share earnings.

Exhibit # 20.1 Notice of Annual Meeting and Proxy Statement used to solicit votes for the Annual Meeting of Shareholders, held June 26, 2002.

Exhibit # 20.2 Form of Ballot used at the Annual Meeting on June 26, 2002.

Exhibit # 20.3 Annual Report for 2001 sent to shareholders with the Notice of Annual Meeting and Proxy Statement.

Exhibit # 99 - Certification

No reports were filed on Form 8-K during the first six months 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on it's behalf by the undersigned thereunto duly authorized.

PIONEER RAILCORP
(Registrant)


08/08/02                                        /s/ Guy L. Brenkman
--------                                        --------------------------------
  DATE                                          GUY L. BRENKMAN
                                                PRESIDENT & CEO


08/08/02                                        /s/ J. Michael Carr
--------                                        --------------------------------
  DATE                                          J. MICHAEL CARR
                                                TREASURER & CHIEF
                                                FINANCIAL OFFICER