Form 10QSB
period 2002-09-30
PIONEER RAILCORP
filed 2002-11-06
CIK 796374

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            Quarterly Report Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

                    For the quarter ended September 30, 2002

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

                   Registrant's telephone number: 309-697-1400

           Securities registered pursuant to Section 12(g) of the Act:

 Title of each Class                   Name of each exchange on which registered
----------------------                 -----------------------------------------
Common Stock, Class A                       NASDAQ , Chicago Stock Exchange

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO.

                                    4,527,427
           ----------------------------------------------------------
           (Shares of Common Stock outstanding on September 30, 2002)

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS



                           PIONEER RAILCORP AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF INCOME
                      Quarters Ended September 30, 2002 and 2001
                                       UNAUDITED

                                                         Three Months Ended               Nine Months Ended
                                                            September 30,                    September 30,
                                                        2002             2001          2002                2001
                                                    ---------------------------------------------------------------


Operating revenue ...............................   $  3,926,202    $  3,679,983    $ 11,383,264        $10,811,493
                                                    ---------------------------------------------------------------
Operating expenses
   Maintenance of way ...........................        267,554         251,336         811,967          1,017,681
   Maintenance of equipment .....................        348,769         376,181       1,055,695          1,230,818
   Transportation expense .......................        826,618         733,792       2,162,215          2,444,851
   Administrative expense .......................      1,030,616       1,069,793       3,120,328          3,201,701
   Depreciation  & amortization .................        500,965         517,717       1,517,769          1,550,034
                                                    ---------------------------------------------------------------
                                                       2,974,522       2,948,819       8,667,974          9,445,085
                                                    ---------------------------------------------------------------

Operating income ................................        951,680         731,164       2,715,290          1,366,408
                                                    ---------------------------------------------------------------

Other income & expense
   Other (income) expense .......................        (26,218)        (55,526)       (285,868)          (200,662)
   Interest expense, equipment ..................        118,128         140,011         355,695            494,157
   Interest expense, other ......................        150,368         171,043         444,943            559,219
   Net (gain) loss on sale of fixed assets ......         (7,812)        (17,728)         (8,593)        (1,938,331)
                                                    ---------------------------------------------------------------
                                                         234,466         237,800         506,177         (1,085,617)
                                                    ---------------------------------------------------------------

Income before income taxes ......................        717,214         493,364       2,209,113          2,452,025

Provision for income taxes ......................        312,122         208,700         981,122          1,030,700
                                                    ---------------------------------------------------------------

Income before minority interest in preferred
   stock dividends of consolidated subsidiaries .   $    405,092    $    284,664    $  1,227,991        $ 1,421,325

Minority interest in preferred stock dividends of
    consolidated subsidiaries ...................   $     31,308    $     31,308    $     93,924             93,924
                                                    ---------------------------------------------------------------

Net income ......................................   $    373,784    $    253,356    $  1,134,067        $ 1,327,401
                                                    ===============================================================

Basic earnings per common share .................   $       0.08    $       0.06    $       0.25        $      0.29
                                                    ===============================================================

Diluted earnings per common share ...............   $       0.08    $       0.06    $       0.25        $      0.29
                                                    ===============================================================

Cash dividends per common share .................   $       0.03    $     0.0000    $       0.03        $         0
                                                    ===============================================================

See notes to unaudited consolidated financial statements

                        PIONEER RAILCORP AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2002 and DECEMBER 31, 2001
                                    UNAUDITED

                                                           September 30     December 31
                                                               2002            2001
                                                           ----------------------------
ASSETS
Current Assets
   Cash ................................................   $  1,687,540    $    976,678
   Accounts receivable, less allowance
     for doubtful accounts 2002 $35,457; 2001 $71,981 ..      3,193,779       3,431,008
   Inventories .........................................        279,689         222,257
   Prepaid expenses ....................................        279,165         202,787
   Income tax refund claims ............................        132,905         132,905
   Deferred taxes ......................................         80,000          80,000
                                                           ----------------------------
        Total current assets ...........................      5,653,078       5,045,635
                                                           ----------------------------

Property and Equipment less accumulated
  depreciation 2002 $11,578,873; 2001 $10,070,520 ......     27,624,262      27,150,300
                                                           ----------------------------

Goodwill, less accumulated amortization
  2002 $198,578; 2001 $198,578 .........................      1,017,430       1,017,430
                                                           ----------------------------

Investments, cash value of life insurance ..............        208,310         184,090
                                                           ----------------------------

Total assets ...........................................   $ 34,503,080    $ 33,397,455
                                                           ============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable ....................................   $  2,068,230    $  2,914,471
   Notes payable .......................................        119,982          57,712
   Income taxes payable ................................        620,072               0
   Current maturities of long-term debt ................      4,536,312       4,828,203
   Accrued liabilities .................................        723,586         775,031
                                                           ----------------------------
        Total current liabilities ......................      8,068,182       8,575,417
                                                           ---------------------------

Long-term debt, net of current maturities ..............     10,655,171      10,820,867
                                                           ----------------------------

Deferred revenue .......................................      1,656,100         870,066
                                                           ----------------------------

Deferred income taxes ..................................      5,285,000       5,285,000
                                                           ----------------------------

Minority interest in subsidiaries ......................      1,085,000       1,103,000
                                                           ----------------------------

Stockholders' Equity

   Common stock ........................................          4,612           4,612
   In Treasury 2002 85,090 shares; 2001 84,040 .........            (85)            (84)
                                                           ----------------------------
   Outstanding 2002 4,527,427; 2001 4,528,477 ..........          4,527           4,528
   Additional paid-in capital ..........................      2,044,041       2,044,041
   Retained earnings ...................................      5,705,059       4,694,536
                                                           ----------------------------
        Total stockholders' equity .....................      7,753,627       6,743,105
                                                           ----------------------------

Total liabilities and stockholders equity ..............   $ 34,503,080    $ 33,397,455
                                                           ============================

See notes to unaudited consolidated financial statements

                        PIONEER RAILCORP AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               First Nine Months Ended September 30, 2002 and 2001
                                    UNAUDITED

                                                                 First Nine Months
                                                                 2002           2001
                                                              --------------------------
Cash Flows From Operating Activities
Net income ................................................   $ 1,134,067    $ 1,327,401
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Minority interest in preferred stock dividends of
    consolidated subsidiaries .............................        93,924         93,924
  Depreciation and amortization ...........................     1,517,769      1,550,034
  Increase in cash value life insurance ...................       (24,220)       (19,619)
  (Gain) loss on sale of property & equipment .............        (8,593)    (1,938,331)
  Deferred taxes ..........................................             0        600,000
Change in assets and liabilities, net of effects from
  acquisition of subsidiaries
  (Increase) decrease accounts receivable .................       237,229        (23,470)
  (Increase) decrease inventories .........................       (57,432)         6,124
  (Increase) decrease prepaid expenses ....................       (76,378)      (181,794)
  (Increase) decrease intangible assets ...................             0         (2,351)
  Increase (decrease) accounts payable ....................      (846,241)        76,845
  (Increase) decrease income tax refund claims ............             0         59,314
  Increase (decrease) income tax payable ..................       620,072        274,212
  Increase (decrease) deferred revenue ....................       786,034              0
  Increase (decrease) accrued liabilities .................       (51,445)      (105,268)
                                                              --------------------------
        Net cash provided by (used in) operating activities     3,324,786      1,717,021
                                                              --------------------------

Cash Flows From Investing Activities
  Proceeds from sale of property & equipment ..............        38,700      2,811,679
  Purchase of property & equipment ........................    (2,021,830)    (2,916,642)
                                                              --------------------------
        Net cash (used in) investing activities ...........    (1,983,130)      (104,963)
                                                              --------------------------

Cash Flows From Financing Activities
  Proceeds from short-term borrowings .....................     1,282,254      1,407,858
  Proceeds from long-term borrowings ......................     1,219,770      4,499,891
  Payments on short-term borrowings .......................    (1,219,984)    (1,292,433)
  Payments on long-term borrowings ........................    (1,677,357)    (6,382,886)
  Repurchase of minority interest .........................       (18,000)        (3,000)
  Purchase of common stock for treasury ...................        (1,656)        (2,600)
  Common stock dividend payments ..........................      (135,906)             0
  Preferred stock dividend payments to minority interest ..       (79,915)       (79,915)
                                                              --------------------------
        Net cash provided by (used in) financing activities      (630,794)    (1,853,085)
                                                              --------------------------

        Net increase (decrease) in cash ...................       710,862       (241,027)

Cash, beginning of period .................................       976,678        564,490
                                                              --------------------------

Cash, end of period .......................................   $ 1,687,540    $   323,463
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

                                                             Third Quarter
                                                       ------------------------
                                                          2002           2001
                                                       ------------------------
Revenues from external customers
   Railroad operations ...........................     3,189,891      2,872,640
   Equipment leasing operations ..................       730,308        795,117
   Corporate support services ....................         6,003         12,226
                                                       ------------------------
      Total revenues from external customers .....     3,926,202      3,679,983
                                                       ========================

Intersegment revenues

   Railroad operations ...........................             0              0
   Equipment leasing operations ..................        99,600         99,600
   Corporate support services ....................     1,534,426      1,512,410
                                                       ------------------------
      Total intersegment revenues ................     1,634,026      1,612,010
                                                       ========================

Segment profit

   Railroad operations ...........................     1,517,723      1,167,227
   Equipment leasing operations ..................       315,457        447,283
   Corporate support services ....................       752,526        728,664
                                                       ------------------------
      Total segment profit .......................     2,585,706      2,343,174

Reconciling items

    Intersegment revenues ........................    (1,634,026)    (1,612,010)
    Income taxes .................................      (312,122)      (208,700)
    Minority interest ............................       (31,308)       (31,308)
    Other income(expense), net ...................      (234,466)      (237,800)
                                                       ------------------------

       Total consolidated net income .............       373,784        253,356
                                                       ========================

                                                          Nine Months Ended
                                                       9/30/02         9/30/01
                                                     ---------------------------
Revenues from external customers
   Railroad operations .........................      9,082,749       8,464,782
   Equipment leasing operations ................      2,288,665       2,322,214
   Corporate support services ..................         11,850          24,497
                                                     --------------------------
      Total revenues from external customers ...     11,383,264      10,811,493
                                                     ==========================

Intersegment revenues

   Railroad operations .........................              0               0
   Equipment leasing operations ................        298,800         298,800
   Corporate support services ..................      4,469,018       5,049,355
                                                     --------------------------
      Total intersegment revenues ..............      4,767,818       5,348,155
                                                     ==========================

Segment profit

   Railroad operations .........................      4,151,515       3,070,678
   Equipment leasing operations ................      1,145,171       1,167,060
   Corporate support services ..................      2,186,422       2,476,825
                                                     --------------------------
      Total segment profit .....................      7,483,108       6,714,563

Reconciling items

    Intersegment revenues ......................     (4,767,818)     (5,348,155)
    Income taxes ...............................       (981,122)     (1,030,700)
    Minority interest ..........................        (93,924)        (93,924)
    Other income(expense), net .................       (506,177)      1,085,617
                                                     --------------------------

       Total consolidated net income ...........      1,134,067       1,327,401
                                                     =========================

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

NOTE 4. ACCOUNTING PRONOUNCEMENTS

On January 1, 2002, the Company implemented SFAS No. 142, Goodwill and Other Intangible Assets. Under the provisions of SFAS 142, goodwill is no longer subject to amortization over its estimated useful life, but instead will be subject to at least annual assessments for impairment by applying a fair-value based test. SFAS 142 also requires that an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquiror's intent to do so. The Company determined that no transitional impairment loss was required at January 1, 2002. In the consolidated balance sheet as of September 30, 2002, goodwill totaled $1,216,000 and accumulated amortization totaled $199,000.

The following table presents proforma net income and earnings per share in all periods presented exclusive of goodwill amortization expense:

                                                 Three Months Ended Sept. 30,
                                                 ----------------------------
                                                    2002             2001
                                                  --------------------------
Reported net Income ........................      $374,000          $253,000
Add back goodwill amort. ...................             -             9,000
                                                  --------------------------
Adjusted net Income ........................      $374,000          $262,000

Basic earnings per share:
  Reported net income ......................      $    .08          $    .06
  Add back goodwill amort. .................             -                 -    *less than $.01 in 2001
                                                  --------------------------
Adjusted net Income ........................      $    .08          $    .06

Fully diluted earnings per share:
  Reported net income ......................      $    .08          $    .06
  Add back goodwill amort. .................             -                 -    *less than $.01 in 2001
                                                  --------------------------
Adjusted net Income ........................      $    .08          $    .06


                                                   Nine Months Ended Sept. 30,
                                                  -----------------------------
                                                     2002             2001

Reported net income ........................      $1,134,000       $1,327,000
Add back goodwill amort. ...................           -               27,000
                                                  ---------------------------
Adjusted net income ........................      $1,134,000       $1,354,000

Basic earnings per share:
  Reported net income ......................      $      .25       $      .29
  Add back goodwill amort. .................               -                -   *less than $.01 in 2001
                                                  ---------------------------
Adjusted net Income ........................      $      .25       $      .29

Fully diluted earnings per share:
  Reported net income ......................      $      .25       $      .29
  Add back goodwill amort. .................               -                -   *less than $.01 in 2001
                                                  ---------------------------
Adjusted net Income .......................       $      .25        $     .29

In October 2001 the Financial Accounting Standards Board (FASB) issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to Be Disposed Of", and APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. This statement also amends ARB No. 51, "Consolidated Financial Statements" and was adopted in the first quarter 2002. The adoption of this accounting standard did not have a material effect on the Company's financial position or results of operations.

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

Summary: Third Quarter 2002 Compared to Third Quarter 2001.

The Company's net income in the third quarter 2002 was $374,000, an increase of $121,000 from the third quarter 2001 which had net income of $253,000. This increase relates primarily to increased revenue from the railroad operations in the third quarter 2002. The Company's revenue increased in the third quarter 2002 by $246,000, or 7%, to $3,926,000 from $3,680,000 in the same period last year. Operating expense increased $26,000, less than 1%, to $2,975,000 from $2,949,000 in the same period last year. Operating income increased by $221,000, or 30%, to $952,000 from $731,000 in the same period last year. Operating income was increased in the third quarter 2002 from the Company's railroad operations by approximately $354,000 resulting from increased revenues of $321,000, primarily from increased switching related revenues, and also reduced expenses of $33,000, resulting from the Company's efforts to control and reduce operating costs. Operating income was decreased in the third quarter 2002 by the Company's equipment leasing operations by approximately $133,000, primarily from an 8% reduction in revenue from its railcar fleet of approximately $51,000 and increased expenses related to railcar maintenance and railcar fleet relocation of approximately $77,000. Corporate support services did not significantly effect operating income in the third quarter 2002.

Revenue:

Revenue increased in the third quarter 2002 by approximately $246,000, or 7%, to $3,926,000 from $3,680,000 in the same period last year. The railroad operations increased revenue by $318,000 primarily as a result of increased switching revenue. The equipment leasing operations had a $65,000 decrease in revenue in the period resulting primarily from decreased revenue generated by its railcar fleet. Corporate support service decreased revenue $7,000 primarily relating to insignificant amounts of revenue generated from performing railroad related services to unaffiliated entities.

Operating Expense:

Operating expense increased slightly in the third quarter 2002 by $26,000 or 1%, to $2,975,000 from $2,949,000 in the prior year. The railroad operations decreased operating expense by approximately $34,000 in the period primarily from decreased maintenance of equipment expense, decreased administration expense and decreased depreciation and amortization expense, offset by increased maintenance of way expense and increased transportation expense, as further discussed below. The equipment leasing operations increased operating expense approximately $67,000, primarily from expenses related to railcar maintenance and railcar fleet relocation. In addition, corporate support services decreased operating expense by approximately $7,000 in the period resulting primarily from decreased payroll resulting from personnel actions.

Maintenance of way and structure expense (MOW) includes all expenses related to track maintenance; including payroll, track materials, signal maintenance, vegetation control, and bridge maintenance. Maintenance of way and structures expense (MOW) increased $17,000, or 6% to $268,000 from $251,000 in the same period last year. Railroad operations increased MOW $19,000 and corporate services decreased MOW $2,000 in the period.

Maintenance of equipment expense (MOE) includes expenses related to railcar repair expenses for both foreign and Company owned railcars; including payroll, car repair parts, processing fees for Company owned railcars, and also maintenance to Company owned vehicles. Maintenance of equipment expense (MOE) decreased $27,000, or 7% to $349,000 from $376,000 in the same period last year. The railroad operations had decreased MOE of $38,000, primarily relating to a reduction in expenses for material needed to generate revenue from authorized repairs to unaffiliated railcars while on the Company's rail lines. The equipment leasing operations had an increase in MOE of approximately $56,000 as a result of increased costs associated with maintaining the Company's railcar fleet. In addition, MOE was decreased $45,000 from corporate support services resulting from personnel reductions.

Transportation expense (TRAN) includes expenses related to train movement operations including payroll, locomotive fuel and supplies expense, repair expenses to Company owned locomotives, car hire expense, derailment expense, lading and damage claims, switching services purchased, and joint facility expenses with other carriers. Transportation expense (TRAN) increased $93,000, or 13% to $827,000 from $734,000 in the same period last year. Most of the increase came from the railroad operations which had increased TRAN of $92,000. The majority of the railroad operations TRAN increase relates to carhire expense. The equipment leasing operations had a decrease in TRAN of approximately $8,000 as a result of reduced costs associated with maintaining the Company's locomotive fleet. In addition, TRAN was increased $9,000 from corporate support services primarily related to increased repairs and maintenance to the Company aircraft.

General & administration expense (ADMIN) includes includes general manager payroll expenses, legal expenses, bad debt expense related to interline settlements, liability insurance, utilities, postage and freight, real estate taxes, dues, licenses and fees, vehicle insurance, freight to move company owned railcars and locomotives, health and dental insurance expense, audit and income tax fees, printing, and corporate headquarters support service payroll for executive management, accounting, operations, marketing, real estate, legal, and other support staff. General & administration expense (ADMIN) decreased $39,000, or 4%, to $1,031,000 from $1,070,000 in the same period last year. The railroad operations had a decrease of $95,000 in ADMIN expense in the period, primarily as a result of reduced legal fees, particularly those associated with the Keokuk Junction Railway - BNSF dispute. The equipment leasing operations increased ADMIN approximately $22,000 as a result of increased expenses associated with relocating the Company's railcar fleet. Corporate support services increased ADMIN expense by approximately $34,000 in the period resulting primarily from personnel actions.

Depreciation and amortization expense decreased $17,000, or 3%, to $501,000 from $518,000 in the same period last year. The railroad operations decreased depreciation and amortization expense by $11,000 of which $9,000 related to SFAS 142 which was discussed previously in Note 4. The equipment leasing operations had decreased depreciation expense of approximately $3,000 and corporate support services also had decreased depreciation of $3,000 in the period.

Other Income and Expense Income Statement Line Item Discussion:

In the third quarter 2002, other income and expense decreased $29,000 to $26,000 of income compared to $55,000 of income in the third quarter 2001. Other income relates primarily to lease income for the use of railroad property. The Company continues to place a strong emphasis on identifying and collecting revenues from third parties occupying Company property. In addition to lease income, other income and expense includes revenues generated from scrap sales, and other miscellaneous non-operating revenues and expenses, primarily generated by the Company's railroad operations.

Interest expense related to equipment financing decreased $22,000 in the third quarter 2002 to $118,000 compared to $140,000 in the same period last year. This decrease is primarily the result of debt refinancing in late 2001 under a more favorable interest rate environment. Other interest expense, which primarily relates to the financing of the Company's railroad operations, decreased $21,000 to $150,000 from $171,000 in the prior year.

In the third quarter 2002 the Company had a gain from fixed asset dispositions of $8,000, primarily from the disposition of a two railcars and three cabooses. In the third quarter 2001 the Company had a gain on fixed asset dispositions of approximately $18,000, also generated from the disposition of a small number of railcars.

Summary: First Nine Months 2002 Compared to First Nine Months 2001.

The Company's net income in the first nine months 2002 was $1,134,000, a decrease of $193,000 from the first nine months 2001 which had net income of $1,327,000. This decrease relates primarily to the second quarter 2001 gain on sales from a 34 mile segment of track by the Alabama & Florida Railway Co. and 3 parcels of land on the West Michigan Railroad Co. These two transactions resulted in approximately $1,055,000 of net income in the first nine months 2001. Excluding these two transactions that resulted in one-time gains in 2001, net income would have increased significantly. Revenue increased by $572,000, or 5%, to $11,383,000 from $10,811,000 in the same period last year. Operating expense decreased by $777,000, or 8%, to $8,668,000 from $9,445,000 in the same period last year. Operating income increased by $1,349,000, or 98%, to $2,715,000 from $1,366,000 in the same period last year.

Operating income was increased in the first nine months 2002 by the Company's railroad operations by approximately $1,081,000 resulting from increased revenue of $618,000 and reduced operating expenses of $463,000 resulting from the Company's efforts to control and reduce operating costs. Operating income was decreased in the first nine months 2002 by the Company's equipment leasing operations by approximately $21,000, primarily from a 1% reduction in revenue from its railcar fleet and locomotive leasing activities of approximately $33,000 offset by decreased expenses related to equipment maintenance and railcar fleet relocation of approximately $12,000. In addition, corporate support services increased operating income by approximately $289,000 in the first nine months 2002 primarily from a decrease in health insurance expenses of approximately $100,000 and decreased payroll resulting from personnel reductions.

Revenue:

Revenue increased in the first nine months 2002 by approximately $572,000, or 5 %, to $11,383,000 from $10,811,000 in the same period last year. The railroad operations increased revenue by approximately $618,000 in the first nine months 2002 which resulted from an increase in revenues of approximately $823,000 generated by the railroads operated in the first nine months 2002 less a decrease in revenue of approximately $205,000 as a result of the sale of certain Alabama & Florida Railway Co. trackage in June 2001. The railroad operations increased revenue resulted primarily from increased switching related revenue and car repair revenue. The equipment leasing operations had a $33,000 decrease in revenue in the period resulting from decreased revenue generated by utilization of its railcar fleet by unaffiliated third parties and a decrease in locomotive leasing revenue. Corporate support service decreased revenue $13,000 primarily relating to railroad related services to unaffiliated entities.

Operating Expense:

Operating expense decreased in the first nine months 2002 by $777,000 or 8%, to $8,668,000 from $9,445,000 in the prior year. The railroad operations decreased operating expense by approximately $463,000 in the period which included $295,000 of decreased operating expense related to the sale of certain Alabama & Florida Railway Co. trackage in June 2001. The equipment leasing operations decreased operating expense approximately $12,000, primarily from reduced expenses related to railcar and locomotive maintenance, and railcar fleet relocation. In addition, corporate support services decreased operating expense by approximately $302,000 in the period primarily from a decrease in health insurance expenses of approximately $100,000 and decreased payroll resulting from personnel reductions.

Maintenance of way and structure expense (MOW) includes all expenses related to track maintenance; including payroll, track materials, signal maintenance, vegetation control, and bridge maintenance. Maintenance of way and structures expense (MOW) decreased $206,000 or 20%, to $812,000 from $1,018,000 in the same period last year. Railroad operations had decreased MOW of $152,000, of which $93,000 relates to the sale of certain Alabama & Florida Railway Co. trackage in June 2001. Corporate services decreased MOW $54,000 in the period as a result of personnel reductions.

Maintenance of equipment expense (MOE) includes expenses related to railcar repair expenses for both foreign and Company owned railcars; including payroll, car repair parts, processing fees for Company owned railcars, and also maintenance to Company owned vehicles. Maintenance of equipment expense (MOE) decreased $175,000, or 14% to $1,056,000 from $1,231,000 in the same period last year. The railroad operations had decreased MOE of $69,000, primarily from a reduction in expenses for material needed to generate revenue from authorized repairs to unaffiliated railcars while on the Company's rail lines. The equipment leasing operations had an increase in MOE of approximately $10,000 as a result of a slight increase in costs associated with maintaining the Company's railcar fleet. In addition, MOE was decreased $116,000 from corporate support services as a result of personnel reductions.

Transportation expense (TRAN) includes expenses related to train movement operations including payroll, locomotive fuel and supplies expense, repair expenses to Company owned locomotives, car hire expense, derailment expense, lading and damage claims, switching services purchased, and joint facility expenses with other carriers. Transportation expense (TRAN) decreased $283,000, or 12% to $2,162,000 from $2,445,000 in the same period last year. The railroad operations had a decrease in TRAN of $206,000, including a decrease of $95,000 related to the sale of certain Alabama & Florida Railway Co. trackage in June 2001. The railroad operations also had decreased TRAN costs as a result of decreased personnel costs and decreased derailment related expenses, offset by a increase in carhire expense. The equipment leasing operations had a decrease in TRAN of approximately $36,000 as a result of decreased costs associated with maintaining the Company's locomotive fleet. In addition, TRAN was decreased $41,000 from corporate support services, of which $16,000 relates to reduced costs related to infrequent use of the Company aircraft and $25,000 relates to reduction in personnel.

General & administration expense (ADMIN) includes includes general manager payroll expenses, legal expenses, bad debt expense related to interline settlements, liability insurance, utilities, postage and freight, real estate taxes, dues, licenses and fees, vehicle insurance, freight to move company owned railcars and locomotives, health and dental insurance expense, audit and income tax fees, printing, and corporate headquarters support service payroll for executive management, accounting, operations, marketing, real estate, legal, and other support staff. General & administration expense (ADMIN) decreased $82,000, or 3%, to $3,120,000 from $3,202,000 in the same period last year. The railroad operations had decreased ADMIN of $8,000 in the period. The equipment leasing operations increased ADMIN approximately $9,000 as a result of increased expenses associated with relocating the Company's railcar fleet. Corporate support services decreased ADMIN expense by approximately $83,000 in the period resulting primarily from decreased health insurance expenses and a reduction in personnel.

Depreciation and amortization expense decreased $32,000, or 2%, to $1,518,000 from $1,550,000 in the same period last year. The railroad operations decreased depreciation expense by $29,000, which included a decrease of approximately $25,000 related to the sale of certain Alabama & Florida Railway Co. trackage in June 2001. The railroad operations also decreased depreciation and amortization expense by $27,000 related to SFAS 142 which was discussed previously in Note 4. In addition, the railroad operations had increased depreciation of approximately $19,000 related to the KJRY purchase of 12.1 miles of track from LaHarpe to Lomax, Illinois in December 2001. The equipment leasing operations increased depreciation expense approximately $5,000 and corporate support services decreased depreciation expense by $8,000.

Other Income and Expense Income Statement Line Item Discussion:

In the first nine months 2002 other income and expense increased $85,000 to $286,000 of income in the period compared to $201,000 of income in the same period last year. Other income relates primarily to lease income for the use of railroad property. The Company places a strong emphasis on identifying and collecting revenues from third parties occupying Company property. In addition to lease income, other income and expense includes revenues generated from scrap sales, and other miscellaneous non-operating revenues and expenses, primarily generated by the Company's railroad operations. In the first nine months 2001, the Company recorded approximately $79,000 of expense resulting from a payment made as a guarantor on an outstanding loan of the Minnesota Central Railroad Co., which the Company sold in 1999.

Interest expense related to equipment financing decreased $138,000 in the first nine months 2002 to $356,000 compared to $494,000 in the same period last year. This decrease is the result of the early repayment of certain debt with proceeds from the AF track sale in June 2001 and a reduction in interest expense as a result of debt refinancing in late 2001 under a more favorable interest rate environment. Other interest expense, which primarily relates to the financing of the Company's railroad operations, decreased $114,000 to $445,000 from $559,000 in the prior year.

In the first nine months 2002 the Company had a gain from fixed asset dispositions of $9,000, primarily from the disposition of several railcars and cabooses. In the first nine months 2001 the Company had a significant gain on fixed asset dispositions of approximately $1,938,000. On June 11, 2001, the Company's Alabama & Florida Railway Co. (AF) subsidiary sold a 34 mile segment of its track from Georgiana, AL to Andalusia, AL, to the Three Notch Railroad Co. (TNR), a wholly owned subsidiary of Gulf & Ohio Railways in Knoxville, TN. The sale price was $2.5 million and the pre-tax gain realized was $1,738,000. The AF retained 43 miles of the line and continues operating on the remaining trackage. In addition, in 2001 the West Michigan Railroad Co. sold 3 small parcels of commercial development land to one of its online patrons for $280,000 and the pre-tax gain realized on the sale was $183,000.

Impact of New Accounting Pronouncements:

The Company is not aware of any recent accounting standard issued, but not yet required to be adopted by the Company, that would have a material effect on its financial position or results of operations.

Liquidity and Capital Resources:

The Company primarily uses cash generated from operations to fund working capital needs and relies on long-term financing for railcars, new operating subsidiaries, and other significant capital expenditures. The Company has working capital facilities totaling $1,100,000, all of which was available for use at the end of the third quarter 2002.

The Company had a credit agreement with National City Bank of Michigan/Illinois to provide a $5 million revolving acquisition line of credit for railroad acquisitions at a variable interest rate of prime plus 1%. This agreement expired in the third quarter 2002 and was not renewed by the Company. The primary reason the Company has decided not to renew the credit facility is that the current commercial lending environment is requiring loan covenants that are stricter than the Company is willing to agree to. The Company still considers National City Bank an important source of acquisition financing, and future acquisition opportunities, absent of this credit line, will require the bank to review and approve the transaction prior to any funding decisions. Previously, under the terms of the credit line, the Company did not need bank approval for an acquisition utilizing the credit line. The outstanding balance of $2,105,000 on the line was converted to a 5 year 5.75% fixed rate note on October 10, 2002.

In addition to converting the outstanding balance on the acquisition line to a 5 year 5.75% fixed rate note, effective October 10, 2002, the Company negotiated reduced interest rates on several of its notes outstanding with National City Bank. The ability to renegotiate interest rates was limited by the assessment of prepayment premiums by National City Bank in accordance with the terms of the original notes. Therefore, it was not cost effective to renegotiate all notes, and the reduction in interest rates on renegotiated notes was limited by the prepayment premiums. The interest rate on the note related to the Michigan Southern Railroad Co. was reduced from 8.375% to 7.55% for 5 years on a note balance of $1,897,000. The interest rate on the note related to the Keokuk Junction Railway Co. was reduced from 8.375% to 7.15% for 5 years on a note balance of $2,392,000. The KJRY note includes $500,000 of additional principal that was previously funded by the acquisition line relating to the December 19, 2001 purchase of 12.1 miles of track from LaHarpe to Lomax, Illinois. In addition, the Company converted the variable note related to the Garden City Western Railway Inc. to a fixed rate of 5.7% for the next 5 years on the current note balance of $1,216,000.

Long-term equipment financing has historically been readily available to the Company for its railcar acquisition program. The Company believes it will be able to continue obtaining long-term equipment financing should the need arise. The Company's plans for new debt in the foreseeable future is contingent upon new railroad acquisitions and increased needs and/or opportunities for railcars.

On August 27, 2002, the Company's wholly owned subsidiary Mississippi Central Railroad Co. sent notice to all of its preferred shareholders that it will redeem all outstanding shares of 10% preferred stock. The call price is 110% of the $1,000 par value per share and there are 332 shares outstanding held by unaffiliated parties, therefore the total call price will be $356,200, and will be disbursed to the shareholders by December 31, 2002. The call price was funded by a 5 year 5.16% fixed rate note.

On July 1, 1995, the Company's stock split and warrant issuance became payable to shareholders. The 2 for 1 stock split increased the number of shares issued and outstanding from 2,099,142 to 4,198,284. At the same time shareholders became entitled to purchase an additional 4,198,284 shares through stock warrants issued by the Company as dividends. One warrant was issued for each share of common stock held after the split, entitling the holder to purchase 1 share of common stock for $2.00 per share. The shares purchased through the exercise of the warrants must be held for 1 year from date of purchase. As of September 30, 2002, a total of 68,766 warrants originally issued had been exercised to date and the Company realized $137,532 on the exercise of those warrants.

On June 26, 1996, the Company's shareholders approved a stock option plan permitting the issuance of 407,000 shares of common stock. Options granted under the plan are incentive based except for the options granted to the CEO whose options are non-qualified. The options became fully vested and exercisable as of July 1, 2001. The options are exercisable at prices ranging from $2.75 to $3.03, based upon the trading price on the date of the grant, in whole or in part within 10 years from the date of grant. As of September 30, 2002, a total of 155,000 options are outstanding under this plan.

In 1999, Pioneer Railcorp's Board of Directors authorized and approved the repurchase of up to one million shares (1,000,000) of the Company's common stock. As of September 30, 2002, a total of 85,090 shares had been repurchased at a cost of $120,993. The Company plans to continue buying back its common stock but believes the repurchase will be limited due to capital requirements and the trading volume of the Company's stock.

The Company anticipates that the outcomes involving current legal proceedings will not materially adversely affect the Company's consolidated financial position or results of operation.

The Company believes its cashflow from operations and its available working capital credit lines, will be more than sufficient to meet liquidity needs through at least the next 12 months.

Balance Sheet and Cash Flow Items:

The Company's operating activities in the first nine months 2002 generated positive cash flow of $3,325,000. Net cash from operating activities for the first nine months 2002 was generated from $1,134,000 of net income, increased by $1,518,000 of depreciation and amortization, a decrease in accounts receivable of $237,000, an increase in income tax payable of $620,000, an increase in deferred revenue of $786,000, and an increase in net cash of $60,000 from changes in various other operating assets and liabilities. Net cash from operating activities was reduced in the period by a decrease in accounts payable of $846,000, a decrease in accrued liabilities of $51,000, an increase in inventories of $57,000 and an increase in prepaid expenses of $76,000.

In the first nine months 2002, the Company purchased and capitalized approximately $2,022,000 of fixed assets and capital improvements which included the purchase of approximately 78 railcars at a cost of $320,000 and the purchase of 5 locomotives at a cost of $330,000. The railcars and locomotive purchases were financed using the Company's working capital line of credit and refinanced with long-term fixed rate financing as previously discussed. The Company capitalized approximately $928,000 of track structure additions and improvements including $793,000 for upgrades to the GET track to handle heavy loads for a power plant. The GET track upgrades were paid for by the power plant and recorded as deferred revenue on the Company's balance sheet. Current accounting principles dictate that this deferred revenue be amortized to income at a rate equal to depreciation expense and therefore will have no effect on net income in future periods. Other capital expenditures in 2002 include $245,000 capitalized for buildings and structures, including $145,000 for construction of a new engine house on the GCW, replacing the previous building which was destroyed by a tornado in 2001. Other capital expenditures include approximately $199,000 for railcar and locomotive betterments and various equipment. Unless otherwise noted above, capital expenditures were funded with working capital.

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures: Based on their evaluations as of a date within 90 days of the filing date of this report, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

(b) Changes in internal controls: There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

As of September 30, 2002, management and internal legal counsel are unable to determine what the outcome of the litigation may be and whether there will be any adverse or favorable financial consequences.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters  were  submitted to a vote of security  holders in the third  quarter
2002.

Item 5.   OTHER INFORMATION

Michigan Southern Railroad operations into Coldwater, Michigan - Pursuant to a June 6, 1991 Operating Agreement between Michigan Southern Railroad Company
(MSO) and the Branch & St. Joseph Counties Rail Users Association (RUA), MSO was granted the right to operate 24 miles of track between Sturgis and Coldwater, Michigan. The June 6, 1991 Operating Agreement also contained an option for MSO to purchase the RUA track from Coldwater to Sturgis, Michigan. MSO filed an action for specific performance of the "option to purchase clause" in the Circuit Court of St. Joseph County, Michigan, in 1999. The MSO has entered into a settlement agreement with the RUA whereby MSO agreed it would not pursue its option to purchase, and no longer operate on RUA owned track. The MSO determined that the purchase price set pursuant to a formula contained in the "option to purchase clause" had risen to more than $700,000, and was not justified based upon the traffic volumes and the estimated annual operating profit of $50,000 on the Coldwater business. The June 6, 1991 Operating Agreement expired on December 6, 2001and pursuant to the settlement agreement RUA will file a notice of change of operators at the Surface Transportation Board, after which MSO will no longer have operating authority to operate between Sturgis and Coldwater, Michigan to serve the customers in Coldwater.

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

Exhibit 99 - Certification

No reports were filed on Form 8-K during the first nine months 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on it's behalf by the undersigned thereunto duly authorized.

PIONEER RAILCORP
(Registrant)




                                       /s/ Guy L. Brenkman
       11/05/02                        -----------------------------------------
        DATE                           GUY L. BRENKMAN
                                        PRESIDENT & CEO


                                       /s/ J. Michael Carr
      11/05/02                         -----------------------------------------
       DATE                            J. MICHAEL CARR
                                         TREASURER & CHIEF FINANCIAL OFFICER

CERTIFICATIONS

Certification by the Chief Executive Officer:

I, Guy L. Brenkman certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Pioneer Railcorp;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. Theregistrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 5, 2002


/s/ Guy L. Brenkman
-----------------------
Guy L. Brenkman
Chief Executive Officer

Certification by the Chief Financial Officer:

I, J. Michael Carr, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Pioneer Railcorp;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function): '

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 5, 2002


/s/ J. Michael Carr
------------------------
J. Michael Carr
Chief Financial Officer