Form 10KSB
period 2002-12-31
PIONEER RAILCORP
filed 2003-03-26
CIK 796374

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

              Annual Report Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2002

                        Commission File Number 33-6658-C

                                Pioneer Railcorp

             -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Iowa                                                   37-1191206
-------------------------------                              -------------------
(State or other jurisdiction of                              (IRS Employer ID #)
 incorporation or organization)

                             1318 S. Johanson Rd..
                                Peoria, IL 61607
               --------------------------------------------------
              (Address of principal executive offices) (Zip code)

Registrant's telephone number:     309-697-1400

Securities registered pursuant to Section 12(g) of the Act:

Title of each Class                 Name of each exchange on which registered
-------------------              -----------------------------------------------
Common Stock, Class A            Nasdaq SmallCap Market , Chicago Stock Exchange

Securities registered pursuant to 12(g) of the Act:

Common stock, Class A ($.001 par value)
Common Stock, Class B (no par value)
------------------------------------
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

Issuer's revenues for the fiscal year ended December 31, 2002 were $14,969,833

The aggregate market value of voting stock held by non-affiliates of the Registrant on March 25, 2003 was $3,819,708

                                    4,492,412

             -------------------------------------------------------
             (Shares of Common Stock outstanding on March 25 , 2003)

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

             The remainder of this page is intentionally left blank

PART I

Item 1.  Business

General

Pioneer Railcorp, an Iowa corporation, is a railroad holding company. As used in this Form 10-KSB, unless the context requires otherwise, the term "Company" or "PRC" refers to the parent, Pioneer Railcorp and its subsidiaries: West Michigan Railroad Co. (WMI), Michigan Southern Railroad Company (MSO), Fort Smith Railroad Co. (FSR), Alabama Railroad Co. (ALAB), Mississippi Central Railroad Co. (MSCI), Alabama & Florida Railway Co., Inc. (AF), Decatur Junction Railway Co. (DT), Vandalia Railroad Company (VRRC), Keokuk Junction Railway Co. (KJRY), Shawnee Terminal Railway Company (STR), Pioneer Industrial Railway Co. (PRY), The Garden City Western Railway, Inc. (GCW), Indiana Southwestern Railway Co.
(ISW),  Kendallville  Terminal Railway Co. (KTR), Elkhart & Western Railroad Co.
(EWR), Gettysburg & Northern Railroad Co. (GET), Pioneer Resources, Inc. (PRI), Pioneer Railroad Equipment Co., Ltd. (PREL), Pioneer Air, Inc. (PAR), and Pioneer Railroad Services, Inc. (PRS).

The Company operates in two business segments, railroad operations and railroad equipment leasing. Railroad operations are provided by the Company's wholly-owned short line railroad subsidiaries whose rail system provides shipping links for customers along its routes and interchanges with five major railroads, Burlington Northern Santa Fe Railroad (BNSF), CSX Transportation
(CSX), Canadian National Railway Company (CN), Norfolk Southern Railway (NS) and Union Pacific Railroad (UP). Additionally, the Company's railroad subsidiaries have interchanges with two smaller railroads, the Kansas City Southern Railway
(KCS) and the Arkansas & Missouri Railroad (AM). PRC's rail system is primarily devoted to carrying freight. The Company also seeks to encourage development on or near, and utilization of, the real estate right of way of its operating railroads by potential shippers as a source of additional revenue and also generates revenue by granting to various entities, such as utilities, pipeline and communications companies and non-industrial tenants, the right to occupy its railroad right of way and other real estate property. The Company's railroad equipment leasing operation provides locomotives, railcars and other railroad related vehicles and equipment to the Company's operating railroad subsidiaries. In addition, the Company's railroad equipment leasing operation leases railcars and locomotives to unaffiliated third parties.

Railroad Operations

Fort Smith Railroad Co. - On July 7, 1991, the Fort Smith Railroad Co. (FSR), a wholly-owned subsidiary of Pioneer Railcorp, entered into a twenty-year lease (with three twenty-year renewals) with the Missouri Pacific Railroad Company (now Union Pacific Railroad) and operates 18 miles of track from Fort Smith to Barling, Arkansas. The FSR's primary interchange is with the Union Pacific Railroad Company (UP). FSR also interchanges with the Arkansas & Missouri Railroad Co. (AM) and the Kansas City Southern Railway (KCS). The traffic base on the FSR is very diversified with both inbound and outbound shipments. The principal commodities are iron/steel, scrap, baby food, fiberglass, particle board, charcoal, grains, frozen poultry, meal, chemicals, alcoholic beverages, industrial sand, lumber, paper, pulpboard, fiberboard, peanuts, fertilizer and military movements.

Alabama Railroad Co. - On October 25, 1991, the Alabama Railroad Co., a wholly-owned subsidiary of Pioneer Railcorp, purchased 60 miles of railroad facilities and real estate from CSX Transportation (CSX) and commenced operations soon thereafter. The line runs from Flomaton to Corduroy, Alabama, and interchanges with CSX in Flomaton. The railroad's principal commodities are outbound lumber products, primarily pulpwood, particle board, and finished lumber.

Mississippi Central Railroad Co. - On April 1, 1992, Pioneer Railcorp purchased the common stock of the Natchez Trace Railroad from Kyle Railways, Inc. The railroad runs from Oxford, Mississippi to Grand Junction, Tennessee, a total of 51 miles, 45.5 of which are located in Mississippi. The railroad interchanges with the NS at Grand Junction, Tennessee and the BNSF at Holly Springs, Mississippi. The Company changed the name of this wholly-owned subsidiary to Mississippi Central Railroad Co. (MSCI) in January 1993. The traffic base on the MSCI is primarily outbound finished wood products and inbound products, such as resins, chemicals and pulpwood, for the production of finished wood products. Other products shipped on the MSCI include scrap steel, cottonseed, fertilizer, and plastics.

Alabama & Florida Railway Co. Inc. - On November 23, 1992, the Alabama & Florida Railway Co. (AF), a wholly-owned subsidiary of Pioneer Railcorp, purchased the tangible assets of the A&F Inc., d/b/a the Alabama & Florida Railroad Company. The line ran from Georgiana to Geneva, Alabama, a distance of 76 miles and interchanged with CSX at Georgiana. On June 11, 2001, the Company's Alabama & Florida Railway Co. (AF) subsidiary sold a 33 mile segment of its track from Georgiana, AL to Andalusia, AL, to the Three Notch Railroad Co. (TNR), a wholly owned subsidiary of Gulf & Ohio Railways. The AF operates the remaining 43 miles of trackage. The AF's principal commodities are fertilizer and railcar storage.

Decatur Junction Railway Co. - On September 23, 1993, the Decatur Junction Railway Co. (DT), a wholly-owned subsidiary of Pioneer Railcorp, signed a lease agreement with Cisco Co-op Grain Company (Cisco) and on September 24, 1993 with Central Illinois Shippers, Incorporated (CISI), for the lease of two segments of track in east central Illinois. The Cisco segment runs from Green's Switch (Decatur) to Cisco, Illinois, approximately thirteen (13) miles. The CISI segment runs from Elwin to Assumption, Illinois, a distance of approximately seventeen (17) miles. The two lines connect via trackage rights on the Canadian National Railway Company (CN) through Decatur, Illinois, a distance of approximately eight (8) miles. Railroad operations began on the Cisco segment December 3, 1993, and began on the CISI segment December 7, 1993. The DT's primary commodities are grain, fertilizer and plastics.

Vandalia Railroad Company - On October 7, 1994, Pioneer Railcorp acquired all the outstanding common stock of the Vandalia Railroad Company. The line located in Vandalia, Illinois, interchanges with CSX and is approximately 3.5 miles long. The railroad's principal commodities are steel pipe and plastic pellets and fertilizer.

West Michigan Railroad Co. - On July 11, 1995, Pioneer Railcorp signed an agreement with the Trustee of the Southwestern Michigan Railroad Company, Inc., d/b/a Kalamazoo, Lakeshore & Chicago Railroad (KLSC), to purchase all of the tangible assets of KLSC. Those assets include approximately 15 miles of track and right of way, extending from Hartford to Paw Paw, in Van Buren County, Michigan. The line interchanges with CSX. Pioneer Railcorp then assigned its right to purchase to the West Jersey Railroad Co., a wholly owned subsidiary of Pioneer, which had been operating the former KLSC tracks under an Interstate Commerce Commission Directed Service Order since June 24, 1995. West Jersey Railroad Co. amended its articles of incorporation to change its name to "West Michigan Railroad Co.," effective October 2, 1995. The sale was approved by the Interstate Commerce Commission by order served October 18, 1995, and the West Michigan Railroad Co. took title to the property on October 24, 1995.

Keokuk Junction Railway Co. - On March 12, 1996, Pioneer Railcorp purchased 93% of the common stock of KNRECO, Inc., an Iowa corporation d/b/a Keokuk Junction Railway (hereinafter "KJRY") from the shareholders, and purchased all of the remaining common shares of KJRY in April of 1996. KJRY operates a common carrier railroad line within the City of Keokuk, Iowa, from Keokuk to LaHarpe, Illinois, and a branch line from Hamilton to Warsaw, Illinois, a total of approximately 38 miles. In addition, KJRY owns all of the common stock of Keokuk Union Depot Company, an Iowa corporation, that owns the former Keokuk Union Depot building, along with surrounding track and real estate. KNRECO, Inc. changed its corporate name to Keokuk Junction Railway Co. effective April 10, 1996. On December 19, 2001, the KJRY purchased 12.1 miles of track from LaHarpe to Lomax, Illinois and was assigned trackage rights from Lomax, Illinois to Ft Madison, Iowa, a distance of approximately 15.5 miles over the BNSF, allowing the KJRY to interchange traffic with the UP. The KJRY also interchanges with the BNSF at Keokuk, Iowa and is in the process of trying to reestablish an interchange with the Toledo, Peoria & Western Railway Company (TPW) at LaHarpe, Illinois. The railroad's principal commodities are corn, corn germ, corn syrup, meal, gluten feed, and railroad wheels.

Shawnee Terminal Railway Company - On November 13, 1996, Pioneer Railcorp purchased 100% of the common stock of the Shawnee Terminal Railway Company. The line located in Cairo, Illinois, interchanges with the Canadian National Railway Company (CN) and is approximately 2.5 miles long. The railroad's principal commodities are glycol and railroad freight cars for cleaning.

Michigan Southern Railroad Company - On December 19, 1996, Pioneer Railcorp through its wholly-owned subsidiary Michigan Southern Railroad Company signed a two year lease with the Michigan Southern Railroad Co. Inc., Morris Leasing, Inc., and Gordon D. Morris to operate certain railroad related assets. The lease called for a fixed monthly payment for the equipment assets leased and a per car charge for railroad usage. The lease contained an exclusive option to purchase the stock of the Michigan Southern Railroad Company, Inc. and the railroad assets of Morris Leasing, Inc., and this option was exercised on January 6, 1999, when the Company's wholly-owned subsidiary Michigan Southern Railroad Company (MSO) purchased all of the stock of the Michigan Southern Railroad Co., Inc. (MSRR) from Gordon D. Morris. The railroad is comprised of three separate, non-contiguous lines. The Michigan Southern Railroad Company line (MSO) is located in southern Michigan and currently operates 15 miles of track. On
February 1, 2001, the Company separated 1.1 miles of track located in Kendallville, Indiana from its Michigan Southern Railroad Company subsidiary and operates as a wholly-owned subsidiary of Pioneer Railcorp under the name Kendallville Terminal Railway Co. (KTR). On May 1, 2001, the Company separated 10 miles of track located in the Indiana counties of Elkhart and St. Joseph, Indiana from its Michigan Southern Railroad Company subsidiary and operates as a wholly-owned subsidiary of Pioneer Railcorp under the name Elkhart & Western Railroad Co. (EWR). These actions were taken to simplify interchange with the Norfolk Southern, the connecting carrier to all lines. The MSO's principal commodities are, scrap, scrap paper, pulpboard, lumber and soybean oils.

Pioneer Industrial Railway Co. - On February 18, 1998, Pioneer Railcorp through its wholly-owned subsidiary Pioneer Industrial Railway Co., began operating approximately 8.5 miles of railroad in Peoria County, Illinois when the Peoria & Pekin Union Railway Co. (PPU) assigned its lease with the owner, the Peoria, Peoria Heights & Western Railroad (PPHW) to Pioneer Railcorp. The lease expires in July 2004. PPHW is owned by the City of Peoria, Illinois and the village of Peoria Heights, Illinois. The railroad's principal commodities are steel, salt, lumber and plastic pellets.

The Garden City Western Railway, Inc. - On April 29, 1999, the Company purchased 100% of the stock of The Garden City Western Railway, Inc.(GCW) from the Garden City Coop, Inc. and immediately began operations. The GCW is located in southwest Kansas and totals 40 miles of operating railroad and interchanges with the BNSF. The primary commodities include grain, frozen beef, fertilizer, farm implements, feed products and utility poles.

Indiana Southwestern Railway Co. - On April 1, 2000, the Company through its wholly-owned subsidiary Indiana Southwestern Railway Co. (ISW) acquired, in a transaction accounted for by the purchase method of accounting, certain assets including all of the rail facilities owned or leased by the Evansville Terminal Railway Company (EVT). The line is in Evansville, Indiana and is 23 miles in length. The primary commodities are grain, plastics and rail equipment.

Kendallville  Terminal Railway Co. - On February 1, 2001, the Company  separated
1.1 miles of track located in Kendallville, Indiana from its Michigan Southern Railroad Company (MSO) subsidiary and began operating as a wholly-owned subsidiary of Pioneer Railcorp under the name Kendallville Terminal Railway Co.
(KTR). This action was taken to simplify interchange with the Norfolk Southern, the connecting carrier to the KTR, MSO and EWR. The railroads principal commodities are sugar and syrup.

Gettysburg & Northern Railroad Co. - On February 20, 2001, the Company through its wholly-owned subsidiary Gettysburg & Northern Railroad Co. (GET), acquired in a transaction accounted for by the purchase method of accounting, the railroad assets of the former Gettysburg Railway, Inc. (GBRY) and the Gettysburg Scenic Railway (GSRX), from various corporate entities owned by John H. Marino of Manassas, Virginia. The line is 25 miles in length running from Gettysburg, PA to Mount Holly Springs, PA. The primary commodities are canned goods, pulpboard, soda ash, grain, and scrap paper. In addition, the GET generates a portion of its revenues from a scenic passenger operation.

Elkhart & Western Railroad Co. - On May 1, 2001, the Company separated 10 miles of track located in the Indiana counties of Elkhart and St. Joseph, Indiana from its Michigan Southern Railroad Company (MSO) subsidiary and began operating as a wholly-owned subsidiary of Pioneer Railcorp under the name Elkhart & Western Railroad Co. (EWR). This action was taken to simplify interchange with the Norfolk Southern, the connecting carrier to EWR, MSO and KTR. The railroads principal commodities are auto frames, cement and lumber.

Railroad Equipment Leasing

Pioneer Railroad Equipment Co., Ltd. (PREL), formed on April 1, 1990, leases equipment to the Company's subsidiary railroads and also leases railcars and locomotives to unaffiliated third parties. PREL also earns income from non-company railroads on its fleet of approximately 1,400 railcars (as of December 31, 2002) when they carry freight on non-company railroads.

Corporate Support Operations

Pioneer Railroad Services, Inc.(PRS), Pioneer Resources, Inc.(PRI), and Pioneer Air, Inc. (PAR), which are wholly-owned subsidiaries of Pioneer Railcorp, provide corporate support operations which are engaged in by the Company. Pioneer Railroad Services, Inc. (PRS) which began operations on October 1, 1993, provides accounting, management, marketing, operational and agency services to the Company's subsidiary railroads. Pioneer Resources, Inc. (PRI) was formed on December 30, 1993 to manage real estate and auxiliary resources for Company subsidiaries. Pioneer Air, Inc. (PAR) was formed on August 5, 1994 and currently owns a Cessna 421B aircraft which is used by Pioneer Railcorp subsidiaries exclusively for Company business travel.

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

Competition for additional railroads as they become available on the market, either as direct "spin-offs" from Class I Railroads or through the secondary market, is intense. The Company believes that it has a competitive advantage for the acquisition of future Class III Railroads due to the following factors: (1) the Company's acquisition and operation of multiple railroads, (2) the Company's experienced management team, (3) the Company's proficiency with industry-trend technologies desired by Class I Railroads, such as Electronic Data Interchange
(EDI), and (4) the quality of the Company's employees.

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

Employees

On December 31, 2002, the Company had 114 employees which consisted of 94 operating personnel, 17 support staff and 3 executive officers.

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

Liability Insurance

The Company could be liable for losses or claims that may not be covered by insurance. The Company maintains insurance that covers claims arising from personal injury and property damage in the event of derailments or other accidents or occurrences; however; losses or other claims may arise that may not be covered under insurance policies currently carried by the Company. In addition, under catastrophic circumstances, the potential liability that could result in such a circumstance could exceed the Company's existing insured limits. Insurance coverage is currently available from a very limited number of insurers and could eventually become unavailable or only available under terms or prices that are unacceptable to the Company. Should this occur, it is possible the Company would be adversely effected as a result of a significant increase in insurance costs.

Fuel Costs

Fuel costs constitute a significant portion of our railroad transportation expenses. Fuel prices and supplies are influenced significantly by international political and economic circumstances. If a fuel supply shortage were to arise due to OPEC production curtailments, a disruption of oil imports or other factors, higher fuel prices could occur and any significant prolonged price increase could materially effect the Company's operating results.

General Economic Conditions

The Company's operations may be adversely affected by changes in the economic conditions of the industries and geographic regions that produce and consume freight that we transport. The Company's revenues may be affected by prevailing economic conditions and, if an economic slowdown or recession were to occur in key markets that the Company serves, the volume of rail shipments the Company carries is likely to be reduced. Significant reductions in the volume of the Company's rail shipments could have a material adverse effect on the Company's operating results.

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

A description of the Company's railroad properties as of December 31, 2002 by subsidiary follows:

A.) Fort Smith Railroad Co. (FSR): The FSR leases 18 miles of railroad from the Union Pacific Railroad Company and began operations in July 1991 pursuant to a twenty year operating lease. The line runs from Fort Smith to Barling, Arkansas. The lease agreement contains numerous requirements including maintaining existing traffic patterns, repair and replacement of the right of way to the condition in which it was leased, and payment of any applicable real estate taxes. The Company is entitled to a fixed rate per carload switched from the UP as well as ninety percent of new leases and easements and fifty percent of existing leases and easements on the property. As long as these lease requirements are met, the Company may continue to operate on the rail facilities without rent. The Company has three twenty year renewal options. The FSR's track is in good condition.

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

H.) Keokuk Junction Railway Co. (KJRY): The KJRY operates a common carrier railroad line within the City of Keokuk, Iowa, approximately 38 miles from Keokuk to LaHarpe, Illinois, a branch line from Hamilton to Warsaw, Illinois, 12 miles of track from LaHarpe to Lomax Illinois and has trackage rights of 15.5 miles over the BNSF from Lomax, IL to Ft. Madison, IA. The assets and subsidiary stock are pledged in various financing agreements. The track is considered to be in good condition.

I.) Shawnee Terminal Railway Company (STR): The STR operates 2.5 miles of operating railroad in Cairo, Illinois. The track is considered to be in good condition.

J.) Michigan Southern Railroad Company (MSO): The MSO is approximately 15 miles long extending from White Pigeon to Sturgis, Michigan. The assets and subsidiary stock are pledged in various financing agreements. The track is considered to be in good condition.

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

The Company is presently involved in litigation surrounding trackage rights with a Class I railroad regarding fees charged between March 1999 and May 2001 by the Company for the Class I carrier's access to and usage of a segment of the Company's tracks as a means of gaining access to certain trackage owned by the Class I railroad. The Surface Transportation Board (STB), in a decision in June 2001, ruled that the Class I railroad could have access to and cross the Company's tracks in order to get to the branch line owned by the Class I railroad. The STB did not set compensation or other terms and conditions as part of its decision and ordered the two parties to negotiate terms and conditions, and ordered that if no agreement could be reached, that the STB would make a ruling. From March 1999 through May 2001, the Company charged the Class I railroad approximately $660,000 for access to the Company's track. From May 2001 through December 31, 2001, the Company did not charge the Class I railroad for access to the segment of the Company's track in question. In June 2002, the Washington, D.C. Circuit Court of Appeals vacated the June 2001 STB decision. The Company and the Class I railroad began discussing resolution of the trackage rights dispute, but no agreement could be reached. The Class I railroad commenced utilization of the segment of the Company's track on July 1, 2002. The Class I railroad has agreed to pay the Company $85 per car for traffic commencing July 1, 2002, on the segment of the track in question with the $145,690 charged by the Company since July 1, 2002, by agreement of the two parties being accounted for as deferred revenue on the balance sheet pending final resolution of the matter by the STB. The Company intends to continue to vigorously defend itself in this matter. As of December 31, 2002, it is not possible to ascertain the ultimate financial impact, if any, upon the Company. Management has made no provision for any estimated losses associated with this matter. In the event that the STB makes an unfavorable ruling against the Company with respect to the $660,000 of fees charged from March 1999 through May 2001, it is possible, however, that the outcome could have a material adverse effect on the Company's financial position and results of operations.

As of the date of this Form 10-KSB, management is not aware of any incident which is likely to result in a liability that would materially affect the Company's consolidated financial position or results of operation.

Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted to security holders for vote in the fourth quarter 2002.

             The remainder of this page is intentionally left blank

PART II

Item 5.  Market for Company's Common Equity and Related Stockholder Matters.

The Company's common stock trades on the Nasdaq SmallCap Market tier of the Nasdaq Stock Market under the symbol "PRRR" and the Chicago Stock Exchange under the trading symbol "PRR". The quarterly high and low sales price of the Company's common stock as reported on the Nasdaq for the periods below are as follows:

         01-1Q   01-2Q    01-3Q    01-4Q   02-1Q     02-2Q   02-3Q   02-4Q
--------------------------------------------------------------------------
High     $1.88   $1.56    $1.40    $1.39   $1.40     $1.97   $1.85   $1.61
Low      $1.06   $1.12    $1.05    $1.03   $1.15     $1.15   $1.39   $1.38

As of December 31, 2002, the Company had 1,716 common stockholders of record, including brokers who hold stock for others. A cash dividend of $.03 per common share was paid to stockholders of record as of April 30, 2002. The total dividend was $135,907 and was paid on August 20, 2002. No dividend was paid in 2001.

             The remainder of this page is intentionally left blank

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONNECTION WITH THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS, RELATED NOTES AND OTHER FINANCIAL INFORMATION INCLUDED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-KSB.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that effect our reported assets, liabilities, revenues and expenses, and our related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, impairment of long-lived assets (including goodwill), depreciable lives for property and equipment, self-insured medical benefits, deferred revenue, income taxes and contingencies for legal matters. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. This forms the basis of judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Most accounting policies are not considered by management to be critical accounting policies. We believe the following critical accounting policies and the related judgments and estimates significantly affect the preparation of our consolidated financial statements: We believe that revenue recognition, deferred revenue accounting, accounting for property and equipment and goodwill accounting are the Company's critical accounting policies (see Note 1 in the Notes to Consolidated Financial Statements for additional information).

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

The Company's railroad operating segment had revenue earned from a major customer, Roquette America, Inc., of approximately $2,851,000 in 2002 and $2,829,000 in 2001. A future loss of revenue from this customer could have a materially adverse effect on the Company's results of operations and financial condition.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

The Company's net income in 2002 increased by $108,000 to $1,246,000 up from $1,138,000 in 2001. When comparing 2002 and 2001 net income, it should be noted that all 2002 net income is attributable to normal, ongoing operations compared to 2001 net income which included a pre-tax gain of approximately of $1,738,000 attributable to the sale of 33 miles of Alabama & Florida Railway Co. track from Georgiana, AL to Andalusia, AL. Revenue increased in 2002 by $549,000 or 4%, to $14,970,000 from $14,421,000 in 2001. Operating expense decreased in 2002 by $953,000 or 7%, to $12,133,000 from $13,086,000 in 2001, resulting from the
Company's increased efforts to eliminate and control costs. Operating income increased in 2002 by $1,502,000 or 112%, to $2,837,000 from $1,335,000 in 2001.
The railroad operations increased operating income by approximately $953,000 in 2002. The increase in operating income from the railroad operations resulted from increased revenues of $668,000 and a decrease in operating expenses of $285,000. The equipment leasing operations decreased operating income by approximately $14,000 in 2002, resulting from decreased revenues of $104,000 offset by a decrease in operating expenses of $90,000. Corporate support services increased operating income by approximately $395,000 in 2002 primarily related to a reduction in support staff and a decrease in health insurance costs of approximately $120,000.

Revenue:

Revenue  increased in 2002 by $549,000 or 4% to $14,970,000  from $14,421,000 in the prior year. The railroad operations increased revenue approximately $668,000, including the effects of $196,000 of decreased revenues attributable to the 2001 sale of the Alabama & Florida Railway Co. track. The remaining operating railroads generated increased revenue of $864,000 in 2002, primarily related to revenues related to increased freight rates and increased traffic with higher per car revenue . The equipment leasing operations had a $104,000 decrease in revenues in 2002 primarily from a $70,000 reduction in revenue from its railcar fleet and a $34,000 decrease in revenue generated from equipment leases to unaffiliated entities. Corporate services decreased revenues $15,000 as a result of the Company discontinuing its small intermodal logistics activities.

Operating Expense:

Operating expense decreased in 2002 by $953,000 or 7%, to $12,133,000 from $13,086,000 in 2001. The railroad operations decreased operating expense approximately $285,000. Included in this decrease is $323,000 of decreased operating expense attributable to the 2001 sale of the Alabama & Florida Railway Co. track. In addition, in 2001 the Company's railroad operations wrote-off approximately $157,000 of receivable balances due to bankruptcy filings by customers. Excluding these write-offs, and the decrease related to the Alabama & Florida track sale, the remaining operating railroads had decreased operating expense of $287,000 in 2002. The equipment leasing operations had a $90,000 decrease in operating expense in 2002 primarily from decreased locomotive maintenance expenses. Corporate support services decreased operating expense approximately $410,000, primarily related to a reduction in support staff and related support staff expenses, and a decrease in health insurance costs of approximately $120,000 related to the Company's health plan.

Maintenance of Way and structure expense (MOW) includes all expenses related to track maintenance; including payroll, track materials, signal maintenance, vegetation control, and bridge maintenance. MOW decreased $267,000 or 19% to $1,129,000 from $1,396,000 in the prior year. The railroad operations decreased MOW by $211,000, including a $111,000 decrease in MOW attributable to the 2001 sale of the Alabama & Florida Railway Co. track. Corporate support services decreased MOW expense approximately $56,000 primarily related to decreased payroll expenses from staff reductions.

Maintenance of equipment expense (MOE) includes expenses related to railcar repair expenses for both foreign and Company owned railcars; including payroll, car repair parts, processing fees for Company owned railcars, and also maintenance to Company owned vehicles. MOE decreased $258,000 or 15% to $1,417,000 from $1,675,000 in the prior year. The railroad operations decreased MOE $134,000 as a result of decreased payroll and material costs for repairs to foreign rail cars. The equipment leasing operations increased MOE expense approximately $30,000 as a result of increased costs associated with maintaining the Company's railcar fleet. Corporate support services decreased MOE expense approximately $154,000 primarily related to decreased payroll expenses from staff reductions.

Transportation expense (TRAN) includes expenses related to train movement operations; including payroll, locomotive fuel and supplies expense, repair expenses to Company owned locomotives, car hire expense, derailment expense, lading and damage claims, switching services purchased, and joint facility expenses with other carriers. TRAN decreased $147,000 or 4% to $3,221,000 from $3,368,000 in the prior year. The railroad operations increased transportation expense approximately $6,000, including the effect of $88,000 decreased transportation expense attributabe to the 2001 sale of the Alabama & Florida Railway Co. track. The remaining operating railroads increased TRAN expense $94,000 in 2002. The equipment leasing operations decreased TRAN expense approximately $112,000 as a result of decreased costs associated with maintaining the Company's locomotive fleet. Corporate support services decreased TRAN expense approximately $41,000 primarily related related to decreased payroll expenses from staff reductions.

General & administration expense (ADMIN) includes general manager payroll expenses, legal expenses, bad debt expense related to interline settlements, liability insurance, utilities, postage and freight, real estate taxes, dues, licenses and fees, vehicle insurance, freight to move company owned railcars and locomotives, health and dental insurance expense, audit fees, printing, and corporate headquarters support service payroll for executive management, accounting, operations, marketing, real estate, legal, and other support staff. ADMIN decreased $242,000 or 5% to $4,334,000 from $4,576,000 in the prior year. The railroad operations decreased ADMIN expense approximately $81,000. Included in this decrease is $88,000 of decreased ADMIN expense attributable to the 2001 sale of the Alabama & Florida Railway Co. track. The remaining operating railroads increased ADMIN expense $7,000 in 2002. The equipment leasing operations decreased ADMIN expense approximately $15,000 as a result of decreased costs associated with repositioning the Company's railcar fleet.
Corporate  support  services  decreased  ADMIN  expense  approximately  $146,000 primarily related to a decrease in health insurance costs of approximately $120,000.

Depreciation and amortization expense decreased $39,000 or 2%, to $2,032,000 compared to $2,071,000 in the prior year. The majority of this decrease relates to the railroad operations decreased amortization expense related to the adoption of SFAS 142 effective January 1, 2002, as further discussed in this report under the heading "Impact of New Accounting Pronouncements."

Other Income and Expense Income Statement Line Item Discussion:

Interest income decreased $23,000 to $7,000 from $30,000 in the prior year.

Interest expense decreased $267,000 in 2002 to $1,084,000 compared to $1,351,000 in 2001. The equipment leasing operations had a decrease of approximately $147,000 in interest expense as a result of the the mid year 2001 repayment of debt with proceeds from the Alabama & Florida Railway Co. 2001 track sale and a reduction in interest expense related to mid-year 2001 and 2002 refinancing of long-term debt at lower interest rates. In addition, the railroad operations had decreased interest expense of $35,000, including a decrease of $44,000 resulting from the sale of the Alabama & Florida Railway track. Corporate support services reduced interest expense by $85,000 relating to the pay down of principal on outstanding financing agreements and reduced interest rates related to long-term debt restructurings.

In 2002, approximately $305,000 of lease income was generated by the Company's railroad operations from the granting of easements and leases for the use of railroad right of way property, compared to $268,000 of lease income in 2001. The Company continues to place a strong emphasis on identifying and collecting revenues from third parties occupying Company property.

Net gain on sale of property and equipment was $17,000 in 2002. The total gain on sale of property and equipment of $1,929,000 in 2001 included a pre-tax gain of $1,738,000 from the Alabama & Florida Railway sale of a 33 mile segment of its track from Georgiana, AL to Andalusia, AL, and a $183,000 pre-tax gain on the sale of 3 small parcels of commercial development land by the West Michigan Railroad Co.

Other net expense/income increased $46,000 in 2002 to $12,000 of income from $34,000 of expense in the prior year. Other income and expense includes revenues generated from scrap sales, and other miscellaneous non-operating revenues and expenses, primarily generated by the Company's railroad operations. In addition, in 2001 the Company incurred approximately $79,000 of expense as a guarantor on an outstanding loan by the Minnesota Central Railroad Co., which the Company sold in 1999.

Impact of New Accounting Pronouncements:

The Company performed the first of the required impairment tests of goodwill as of December 31, 2002, and, based on management estimates of fair value of the entity, there was no reduction in the carrying amount of the goodwill previously recognized. The Company did not acquire any additional goodwill during 2002.

In July 2001, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" (SFAS No. 141). SFAS No. 141 addresses financial accounting and reporting for business combinations, and is effective for all business combinations initiated after June 30, 2001. Effective January 1, 2002, the Company adopted SFAS No. 141. The Company did not enter into any business combinations after June 30, 2001, and, therefore, the adoption of SFAS No. 141 had no effect on the Company's financial statements.

In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FASB No. 144). This supersedes FASB No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. FASB No. 144 also amends ARB No. 151, "Consolidated Financial Statements," and was adopted effective January 1, 2002. The adoption of this accounting standard did not have a material effect on the Company's consolidated financial statements.

In August 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations." FASB No. 143 amends FASB No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies." It addresses financial accounting and reporting for obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs, and is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company has not yet completed its full assessment of the effects of this new pronouncement on its financial statements and so is uncertain as to the impact.

In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued. SFAS No. 146 supersedes Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under SFAS No. 146, an entity's commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. SFAS No. 146 also establishes fair value as the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. As SFAS No. 146 only applies to prospective items, the Company believes the adoption of SFAS No. 146 will not have a material impact on the Company's financial position or results of operations.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," an amendment of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. The Company does not expect to adopt the fair value method. In addition, SFAS No. 148 requires the Company to disclose in both annual and interim financial statements the method of accounting for stock-based compensation and the effect of the method used on the Company's reported results. SFAS No. 148 is effective for annual and interim periods ending after December 15, 2002. The adoption of SFAS No. 148 did not have a material impact on the Company's 2002 consolidated financial statements and is not expected to have a material impact on the Company's future consolidated financial statements.

In November 2002, FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FASB Interpretation No. 45), was issued. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. The initial measurement and recognition provisions are required to be applied on a prospective basis to guarantees issued or modified after December 31, 2002. They require that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Under prior accounting principles, a guarantee would not have been recognized as a liability until a loss was probable and reasonably estimable. As FASB Interpretation No. 45 only applies to prospective transactions, the Company believes that the adoption of FASB Interpretation No. 45 will not have a material impact on the Company's financial position or results of operations.

In January 2003, FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FASB Interpretation No. 46), was issued. It clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which the equity investors do not have a controlling financial interest or do not have sufficient equity at risk. FASB Interpretation No. 46 is effective on January 31, 2003, for entities acquired after such date. The effective date for entities acquired on or before January 31, 2003 is July 1, 2003. The Company has not completed its full assessment of the effects of FASB Interpretation No. 46 on its financial statements and so it is uncertain as to the impact.

Liquidity and Capital Resources:

The Company primarily uses cash generated from operations to fund working capital needs and relies on long-term financing for the purchase of railcars, new operating subsidiaries, and other significant capital expenditures. The Company has working capital facilities totaling $1,100,000, all of which was available for use at the end of 2002.

Long-term equipment financing has historically been readily available to the Company for its railcar acquisition program. The Company believes it will be able to continue obtaining long-term equipment financing should the need arise. The Company's plans for new debt in the foreseeable future is contingent upon new railroad acquisitions and increased needs and/or opportunities for railcars.

The Company had a credit agreement with National City Bank of Michigan/Illinois to provide a $5 million revolving acquisition line of credit for railroad acquisitions at a variable interest rate of prime plus 1%. This agreement expired in the third quarter 2002 and was not renewed by the Company. The primary reason the Company decided not to renew the credit facility is that the current commercial lending environment is requiring loan covenants that are stricter than the Company is willing to agree to. The Company still considers National City Bank an important source of acquisition financing, and future acquisition opportunities, absent of this credit line, will require the bank to review and approve the transaction prior to any funding decisions. Previously, under the terms of the credit line, the Company did not need bank approval for an acquisition utilizing the credit line. The outstanding balance of $2,105,000 on the line was converted to a 5 year 5.75% fixed rate note on October 10, 2002.

Effective October 10, 2002, the Company negotiated reduced interest rates on several of its notes outstanding with National City Bank. The ability to renegotiate interest rates was limited by the assessment of prepayment premiums by National City Bank in accordance with the terms of the original notes. Therefore, it was not cost effective to renegotiate all notes, and the reduction in interest rates on renegotiated notes was limited by the prepayment premiums. The interest rate on the note related to the acquisition of the Michigan Southern Railroad Co. was reduced from 8.375% to 7.55% for 5 years on a note balance of $1,897,000. The interest rate on the note related to the acquisition of the Keokuk Junction Railway Co. was reduced from 8.375% to 7.15% for 5 years on a note balance of $2,392,000. The KJRY note includes $500,000 of additional principal that was previously funded by the acquisition line relating to the December 19, 2001 purchase of 12.1 miles of track from LaHarpe to Lomax, Illinois. In addition, the Company converted the variable rate note payable related to the acquisition of The Garden City Western Railway, Inc. to a fixed rate of 5.7% for the next 5 years on a note balance of $1,216,000.

The following table summarizes the Company's future commitments and contractual obligations related to its notes payable, long-term debt and noncancellable operating leases as of December 31, 2002:


The following table summarizes the Company's future commitments and contractual obligations (amount in thousands) related to its notes payable, long-term debt and noncancellable operating leases as of December 31, 2002:

                                                  Years Ending December 31
  Commitments & Contractual     -----------------------------------------------------------------------
         Obligations             2003       2004       2005       2006       2007    Thereafter  Total
-------------------------------------------------------------------------------------------------------
Notes payable .....             $    92   $    --     $   --     $   --     $   --     $    -   $    92
Long-term debt ....               2,717     2,874      2,760      1,681      4,164        432    14,628
Noncancellable
   operating leases                  31        31         31         31         31         71       226

On June 11, 2001, the Company's Alabama & Florida Railway Co. (AF) subsidiary sold a 33 mile segment of its track from Georigiana, AL to Andalusia, AL, to the Three Notch Railroad Co. (TNR), a wholly owned subsidiary of Gulf & Ohio Railways in Knoxville, TN. The cash sale price was $2,500,000 and the sale generated a pre-tax gain of $1,738,000.

On July 1, 1995, the Company's stock split and warrant issuance became payable to shareholders. The 2 for 1 stock split increased the number of shares issued and outstanding from 2,099,142 to 4,198,284. At the same time shareholders became entitled to purchase an additional 4,198,284 shares through stock warrants issued by the Company as dividends. One warrant was issued for each share of common stock held after the split, entitling the holder to purchase 1 share of common stock for $2.00 per share. The shares purchased through the exercise of the warrants must be held for 1 year from date of purchase. As of December 31, 2002, a total of 68,766 warrants originally issued had been exercised to date, and the Company realized $137,532 on the issuance of the warrants.

On June 26, 1996, the Company's shareholders approved a stock option plan permitting the issuance of 407,000 shares of common stock. Options granted under the plan are incentive based except for the options granted to the CEO whose options are non-qualified. The options became fully vested and exercisable as of July 1, 2001. The options are exercisable at prices ranging from $2.75 to $3.03, based upon the trading price on the date of the grant, in whole or in part within 10 years from the date of grant. As of December 31, 2002, a total of 155,000 options are outstanding under this plan.

In 1999, Pioneer Railcorp's Board of Directors authorized and approved the repurchase of up to one million shares (1,000,0000) of the Company's common stock. As of December 31, 2002, a total of 99,005 shares had been repurchased at a cost of $141,728. The Company plans to continue buying back its common stock but believes the repurchase will be on a more limited scope then previously anticipated due to capital requirements and the trading volume of the Company's stock.

The Company generally anticipates that the outcomes involving current legal proceedings will not materially affect the Company's consolidated financial position or results of operation. However, with respect to the Company's trackage rights dispute with a Class I railroad discussed in Item 3, the Company's management has made no provision for any estimated losses associated with respect to $660,000 of fees charged from March 1999 through May 2001 as it is not possible to ascertain the outome of this matter. It is possible, however, that an unfavorable outcome could have a material adverse effect on the Company's financial position and results of operations.

The Company believes its cashflow from operations and its available working capital credit lines, will be more than sufficient to meet liquidity needs through at least December 31, 2003.

Balance Sheet and Cash Flow Items:

The Company generated net cash from operating activities of $4,371,000 in 2002 and $3,651,000 in 2001. Net cash from operating activities for 2002 was generated from $1,246,000 of net income, $2,032,000 of depreciation and amortization, an increase in deferred income taxes of $420,000, a decrease in accounts receivable of $265,000, an increase in deferred revenue of $1,158,000, and $238,000 net cash provided by changes in various other operating assets and liabilities less a decrease in accounts payable of $568,000. Net cash from operating activities for 2001 was generated from $1,138,000 of net income, $2,072,000 of depreciation and amortization, $440,000 of deferred income taxes, a decrease in income tax refund claims of $74,000, an increase in accounts payable of $607,000, a decrease in accounts receivable of $257,000, an increase in deferred revenue of $870,000, and $122,000 net cash provided by changes in various other operating assets and liabilities less a gain on sale of property and equipment of $1,929,000.

In 2002, the Company purchased and capitalized approximately $2,740,000 of fixed assets and capital improvements which included the purchase of approximately 78 railcars at a cost of $320,000 and the purchase of 7 locomotives at a cost of $455,000. The railcars and 5 of the 7 locomotive purchases were financed using the Company's working capital line of credit and refinanced with long-term fixed rate financing. The other two locomotives with a combined value of $129,000 were acquired in exchange of the Company's forgiveness of certain debt owed the Company. The Company capitalized approximately $1,280,000 of track structure additions and improvements including $1,036,000 for upgrades to the GET track to handle heavy loads for a power plant. The GET track upgrades were paid for by the power plant and recorded as deferred revenue on the Company's balance sheet. Current accounting principles dictate that this deferred revenue be amortized to income at a rate equal to depreciation expense and therefore will have no effect on net income in future periods. Other capital expenditures in 2002 include $375,000 capitalized for buildings and structures, including $145,000 for construction of a new engine house on the GCW, replacing a building which was destroyed by a tornado in 2001, and including $182,000 for upgrades to several railroad bridges. Other capital expenditures include approximately $315,000 for railcar and locomotive betterments and various equipment. Unless otherwise noted above, capital expenditures were funded with working capital.

The Company's wholly-owned subsidiary, Mississippi Central Railroad Co., exercised its conversion rights on all of its outstanding shares of preferred stock. The conversion rate was 110% of the par value of $1,000. In October 2002 the Company disbursed a total of $365,200 to satisfy the complete and full conversion of all outstanding preferred shares to cash.

Item 7.  Financial Statements

             The remainder of this page is intentionally left blank

                          Independent Auditor's Report

To the Board of Directors
Pioneer Railcorp
Peoria, Illinois

We have audited the accompanying consolidated balance sheets of Pioneer Railcorp and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pioneer Railcorp and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As described in Note 17 to the financial statements, the Company adopted FASB Statement No. 142, "Goodwill and Other intangible Assets," effective January 1, 2002.


/s/ McGladrey & Pullen, LLP
---------------------------

Peoria, Illinois
February 20, 2003

McGladrey & Pullen, LLP is an independent member firm of RSM International, an affiliation of independent accounting and consulting firms.

PIONEER RAILCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2002 and 2001

ASSETS                                                             2002            2001
-------------------------------------------------------------------------------------------
Current Assets
  Cash .....................................................   $  1,148,461    $    976,678
  Accounts receivable, less allowance for doubtful accounts
    2002 $27,481; 2001 $71,981 .............................      3,041,573       3,431,008
  Inventories ..............................................        287,763         222,257
  Prepaid expenses .........................................        214,606         202,787
  Income tax refund claims .................................        337,419         132,905
  Deferred income taxes ....................................         12,000          80,000
                                                               ----------------------------
        Total current assets ...............................      5,041,822       5,045,635

Investments, cash value of life insurance ..................        214,627         184,090

Property and Equipment, net ................................     27,793,573      27,128,209

Other Assets ...............................................        161,833          22,091

Goodwill ...................................................      1,017,430       1,017,430
                                                               ----------------------------

                                                               $ 34,229,285    $ 33,397,455
                                                               ============================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current maturities of long-term debt .....................   $  2,716,801    $  4,828,203
  Notes payable ............................................         91,816          57,712
  Accounts payable .........................................      2,346,751       2,914,471
  Accrued expenses .........................................        950,968         775,031
                                                                ---------------------------
        Total current liabilities ..........................      6,106,336       8,575,417
                                                                ---------------------------

Long-Term Debt, net of current maturities ..................     11,911,244      10,820,867
                                                                ---------------------------

Deferred Revenue ...........................................      2,027,811         870,066
                                                                ---------------------------

Deferred Income Taxes ......................................      5,637,000       5,285,000
                                                                ---------------------------

Minority Interest in Subsidiaries ..........................        751,000       1,103,000
                                                                ---------------------------

Commitments and Contingencies (Note 11)

Stockholders' Equity
  Common stock, Class A (voting), par value $.001 per share, authorized 20,000,000 shares, issued 2002 and 2001
    4,612,517 shares .......................................          4,612           4,612
    In treasury 2002 99,005 shares; 2001 84,040 shares .....            (99)            (84)
                                                                 --------------------------
    Outstanding 2002 4,513,512; 2001 4,528,477 .............          4,513           4,528
  Common stock, Class B (nonvoting), no par value,
    authorized 20,000,000 shares ...........................             --              --
  Additional paid-in capital ...............................      2,009,441       2,044,041
  Retained earnings ........................................      5,781,940       4,694,536
                                                               ----------------------------
                                                                  7,795,894       6,743,105
                                                               ----------------------------

                                                               $ 34,229,285    $ 33,397,455
                                                               ============================

See Notes to Consolidated Financial Statements

PIONEER RAILCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2002 and 2001

                                                           2002            2001
-----------------------------------------------------------------------------------
Railway operating revenue ..........................   $ 14,969,833    $ 14,420,945
                                                       ----------------------------

Operating expenses
  Maintenance of way and structures ................      1,129,442       1,396,451
  Maintenance of equipment .........................      1,416,737       1,674,703
  Transportation ...................................      3,220,839       3,368,143
  General and administrative .......................      4,334,140       4,576,346
  Depreciation .....................................      2,027,869       2,020,197
  Amortization .....................................          4,000          50,489
                                                        ---------------------------
                                                         12,133,027      13,086,329
                                                        ---------------------------

        Operating income ...........................      2,836,806       1,334,616
                                                        ---------------------------

Other income (expenses)
  Interest income ..................................          7,822          30,196
  Interest expense .................................     (1,084,133)     (1,350,985)
  Lease income .....................................        305,192         268,159
  Gain on sale of property and equipment ...........         17,190       1,929,107
  Other, net .......................................         12,245         (33,919)
                                                         --------------------------
                                                           (741,684)        842,558
                                                         --------------------------

        Income before provision for income taxes
        and minority interest in preferred stock
        dividends of consolidated subsidiaries .....      2,095,122       2,177,174

Provision for income taxes .........................        733,543         924,539
                                                         --------------------------

        Income before minority interest in preferred
        stock dividends of consolidated subsidiaries      1,361,579       1,252,635

Minority interest in preferred stock dividends of
  consolidated subsidiaries ........................        115,890         114,740
                                                       ----------------------------

        Net income .................................   $  1,245,689    $  1,137,895
                                                       ============================

Basic earnings per common share ....................   $       0.28    $       0.25
                                                       ============================
Diluted earnings per common share ..................   $       0.28    $       0.25
                                                       ============================

See Notes to Consolidated Financial Statements.

PIONEER RAILCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2002 and 2001

                                                Common Stock
                                          ------------------------
                                              Class A (Voting)         Additional
                                          ------------------------      Paid-In      Retained
                                           Shares         Amount        Capital      Earnings
------------------------------------------------------------------------------------------------
Balance at December 31, 2000 ........     4,531,277    $     4,531    $ 2,044,041    $ 3,559,841

Shares acquired in treasury for
  retirement ........................        (2,800)            (3)            --         (3,200)

Net income ..........................            --             --             --      1,137,895
                                         -------------------------------------------------------

Balance at December 31, 2001 ........     4,528,477          4,528      2,044,041      4,694,536

Dividends on common stock,
  $.03 per share ....................            --             --             --       (135,907)

Redemption premium paid on repurchase
  of preferred stock (Note 10) ......            --             --        (34,600)            --

Shares acquired in treasury for
  retirement ........................       (14,965)           (15)            --        (22,378)

Net income ..........................            --             --             --      1,245,689
                                          ------------------------------------------------------

Balance at December 31, 2002 ........     4,513,512    $     4,513    $ 2,009,441    $ 5,781,940
                                          ======================================================

See Notes to Consolidated Financial Statements.

PIONEER RAILCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2002 and 2001

                                                                 2002            2001
----------------------------------------------------------------------------------------
Cash Flows From Operating Activities
  Net income ..............................................   $ 1,245,689    $ 1,137,895
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Minority interest in preferred stock dividends of
     consolidated subsidiaries ............................       115,890        114,740
    Depreciation ..........................................     2,027,869      2,020,197
    Amortization ..........................................         4,000         50,489
    (Increase) in cash value life insurance ...............       (30,537)       (27,388)
    (Gain) on sale of property and equipment ..............       (17,190)    (1,929,107)
    Deferred taxes ........................................       420,000        439,600
    Changes in assets and liabilities:
     (Increase) decrease in assets:
       Accounts receivable ................................       265,168        256,730
       Income tax refund claims ...........................      (204,514)        74,010
       Inventories ........................................       (65,506)        14,834
       Prepaid expenses ...................................       (11,819)      (106,430)
       Other assets .......................................      (143,742)         1,393
     Increase (decrease) in liabilities:
       Accounts payable ...................................      (567,720)       606,808
       Accrued expenses ...................................       175,937        131,288
       Income taxes payable ...............................          --           (4,099)
       Deferred revenue ...................................     1,157,745        870,066
                                                              --------------------------
        Net cash provided by operating activities .........     4,371,270      3,651,026
                                                              --------------------------
Cash Flows From Investing Activities
  Proceeds from sale of property and equipment ............        59,673      2,811,719
  Purchase of property and equipment ......................    (2,611,449)    (3,177,694)
  Insurance reimbursements for damaged property ...........            --        202,835
  Acquisition of subsidiaries, net of cash acquired
    and liabilities assumed ...............................            --     (1,600,000)
                                                              --------------------------
        Net cash (used in) investing activities ...........    (2,551,776)    (1,763,140)
                                                              --------------------------
Cash Flows From Financing Activities
  Proceeds from short-term borrowings .....................     1,339,637      1,874,450
  Proceeds from long-term borrowings ......................     1,219,769      7,678,351
  Principal payments on short-term borrowings .............    (1,305,533)    (1,816,738)
  Principal payments on long-term borrowings ..............    (2,240,794)    (9,090,818)
  Common stock dividend payments ..........................      (135,907)            --
  Preferred stock dividend payments to minority interest ..      (115,890)      (114,740)
  Purchase of common stock for the treasury ...............       (22,393)        (3,203)
  Repurchase of minority interest .........................      (352,000)        (3,000)
  Redemption premium on repurchase of preferred stock .....       (34,600)            --
                                                              --------------------------
        Net cash (used in) financing activities ...........    (1,647,711)    (1,475,698)
                                                              --------------------------

        Net increase in cash ..............................   $   171,783    $   412,188
Cash, beginning of year ...................................       976,678        564,490
                                                              --------------------------
Cash, end of year .........................................   $ 1,148,461    $   976,678
                                                              ==========================
Supplemental Disclosures of Cash Flow Information
  Cash payments for:
    Interest ..............................................   $ 1,073,983    $ 1,382,037
                                                              ==========================

    Income taxes ..........................................   $   518,057    $   415,028
                                                              ==========================
Supplemental Disclosures of Noncash Investing Information
  Accounts receivable applied to acquire equipment ........   $   124,267    $        --
                                                              ==========================

  Railroad acquisitions:
    Fair value of assets acquired, principally property and
      equipment ...........................................   $        --    $ 1,604,700
    Less liabilities assumed ..............................            --          4,700
                                                              --------------------------
        Net cash paid for stock acquisitions ..............   $        --    $ 1,600,000
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

The Company's subsidiaries include the following:

  West Michigan Railroad Co.                                 Michigan Southern Railroad Company and its
  Vandalia Railroad Company                                     subsidiary, Michigan Southern Railroad
  Decatur Junction Railway Co.                                  Company, Inc.
  Alabama & Florida Railway Co., Inc.                        Kendalville Terminal Railway Co.
  Pioneer Industrial Railway Co.                             Elkhart & Western Railroad Co.
  Gettysburg & Northern Railroad Company                     The Garden City Western Railway, Inc.
  Mississippi Central Railroad Co.                           Indiana Southwestern Railway Co.
  Alabama Railroad Co.                                       Shawnee Terminal Railway Company
  Fort Smith Railroad Co.                                    Pioneer Resources, Inc.
  Pioneer Railroad Equipment Co., Ltd.                       Pioneer Railroad Services, Inc.
  Keokuk Junction Railway Co. and its subsidiary,            Pioneer Air, Inc.
    Keokuk Union Depot Company

Pioneer Railroad Equipment Co., Ltd. holds title to a majority of the Company's operating equipment, and Pioneer Air, Inc. owns an airplane utilized by the Company for business purposes. Pioneer Railroad Services, Inc. provides management, administrative, and agency services to the Company's subsidiary railroads. Pioneer Resources, Inc. holds title to certain real estate adjacent to one of the Company's railroads. All other subsidiaries are short-line common carrier railroad operations.

Significant accounting policies:

Principles of consolidation: The consolidated financial statements include the accounts of Pioneer Railcorp and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolida-tion.

Cash and cash equivalents: For the purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. There are no cash equivalents as of December 31, 2002 and 2001. Periodically throughout the year, the Company has amounts on deposit with financial institutions that exceed the depository insurance limits. The Company has not experienced any loss as a result of those deposits and does not expect any in the future.

Receivables credit risk: The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Provisions are made for estimated uncollectible trade accounts receivable. An account receivable is considered to be past due if any portion of the receivable balance is outstanding for more than 90 days. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer's financial condition, credit history, and current economic conditions. Accounts receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. To date, losses on accounts receivable have been minimal in relation to the volume of sales and have been within management's expectations.

Revenue recognition: Freight revenue, generally derived on a per car basis from on-line customers and connecting carriers with whom the Company interchanges, is considered earned at the time a shipment is either delivered to or received from the connecting carrier at the point of interchange.

Inventories: Inventories consisting of various mechanical parts, track materials, locomotive supplies, and diesel fuel are stated at the lower of cost (determined by the average cost method) or market. Inventories are used on a daily basis for normal operations and maintenance.

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

The Company reviews applicable assets on a quarterly basis to determine potential impairment by comparing carrying value of underlying assets with the anticipated future cash flows and does not believe that impairment exists as of December 31, 2002 and 2001.

Goodwill: Prior to January 1, 2002, goodwill was amortized on a straight-line basis over periods ranging from 5-40 years. Reference should be made to Note 17 regarding accounting changes with respect to goodwill effective January 1, 2002. Effective January 1, 2002, goodwill is subject to impairment tests performed at least annually.

Deferred revenue: In 2002 and 2001, the Company incurred costs of $1,012,055 and $870,066, respectively, relating to an ongoing upgrade of the track and roadbed of the Gettysburg & Northern Railroad Company. The upgrade is required in order to service a customer that has agreed to reimburse the Company for the costs relating to the upgrade. As of December 31, 2002, the customer has reimbursed the Company $1,882,121. As the project is ongoing as of December 31, 2002, the Company has recognized deferred revenue of $1,882,121 and capitalized the same amount for the related track and roadbed upgrade in the capital projects category of property and equipment. Commensurate with the completion of the upgrade in January 2003, the capitalized assets will be depreciated on a straight-line basis over their estimated useful lives, while the deferred revenue will be amortized to income over the same lives as the capital assets are depreciated. Additional deferred revenue totaling $145,690 is recorded relating to a dispute with a Class 1 railroad. Reference should be made to Note 11 regarding this matter.

Stock options and warrants: The Company's accounting for stock options and warrants is in accordance with APB Opinion No. 25 and related interpretations which generally requires that the amount of compensation cost that must be recognized, if any, is the quoted market price of the stock at the measurement date, less the amount the grantee is required to pay to acquire the stock. Alternatively, SFAS 123 employs fair value based measurement and generally results in the recognition of compensation for all awards of stock to employees. SFAS 123 does not require an entity to adopt those provisions, but, rather, permits continued application of APB 25. While the Company has elected not to adopt the fair value recognition and measurement provisions of SFAS 123, it is required to make certain disclosures pursuant to SFAS 123.

Had compensation cost for the stock-based compensation plans been determined based on the grant date fair values of awards (the method described in FASB Statement No. 123) reported net income, and earnings per common share would have been reduced to the pro forma amounts shown below.

                                                                      2002           2001
                                                                -----------------------------
Net income:
  As reported ...............................................   $   1,245,689   $   1,137,895
  Deduct: Stock based compensation expense determined under
    fair value based method for all awards, net of tax effect              --         (30,930)
                                                                -----------------------------
  Proforma ..................................................   $   1,245,689   $   1,106,965
                                                                =============================

Basic earnings per common share:
  As reported ...............................................   $        0.28   $        0.25
  Proforma ..................................................   $        0.28   $        0.24

Diluted earnings per common share:
  As reported ...............................................   $        0.28   $        0.25
  Proforma ..................................................   $        0.28   $        0.24

Earnings per common share: The Company follows the guidance of Financial Accounting Standards Board (FASB) Statement No. 128, "Earnings per Share," which requires the presentation of earnings per share by all entities that have common stock or potential common stock, such as options, warrants, and convertible securities outstanding, that trade in a public market. Those entities that have only common stock outstanding are required to present basic earnings per-share amounts. Basic per-share amounts are computed by dividing net income (the numerator) by the weighted-average number of common shares outstanding (the denominator). All other entities are required to present basic and diluted per-share amounts. Diluted per-share amounts assume the conversion, exercise, or issuance of all potential common stock instruments, unless the effect is to reduce the loss or increase the net income per common share.

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

Government grants: From time to time, the Company, through its subsidiary railroads, enters into agreements with state agencies in the form of federal or state aid projects or grant agreements which are designed to aid the Company with labor, material, and other costs relating to the rehabilitation and repair of track and bridge structures belonging to the Company. As of December 31, 2002, all amounts relative to these agreements have been received and satisfied in full.

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

Use of estimates in the preparation of financial statements: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Note 2. Property and Equipment

Property and equipment consist of the following:

                                                            December 31,
                                                   -----------------------------
                                                       2002              2001
                                                   -----------------------------
Land .......................................       $ 3,197,483       $ 3,197,483
Roadbed ....................................        10,348,541        10,281,530
Transportation equipment ...................         5,511,373         5,002,475
Railcars ...................................        13,666,990        13,378,214
Buildings ..................................         1,835,923         1,382,375
Machinery and equipment ....................         1,617,390         1,544,251
Office equipment ...........................           498,008           485,804
Leasehold improvements .....................           252,684           252,684
Capital projects ...........................         2,931,277         1,667,580
                                                   -----------------------------
                                                    39,859,669        37,192,396
Less accumulated depreciation ..............        12,066,096        10,064,187
                                                   -----------------------------
                                                   $27,793,573       $27,128,209
                                                   =============================

Note 3.  Pledged Assets, Notes Payable, and Long-Term Debt

The Company has various unsecured notes payable totaling $61,816 and $57,712 as of December 31, 2002 and 2001, respectively, for the financing of insurance premiums. The $61,816 note, as of December 31, 2002, is payable in monthly installments of $20,605, including interest at 6%, through March 2003.

The Company has a $30,000 non-interest-bearing note payable as of December 31, 2002, with Delaware Trans-portation Equipment Co., L.L.C. This note payable is payable in monthly installments of $5,000, final payment due June 2003, collateralized by a locomotive.

The Company had a $600,000 and a $500,000 line of credit with National City Bank, Peoria, Illinois, at December 31, 2001, each bearing interest at prime, as published in The Wall Street Journal, plus 1%, collateralized by accounts receivable and general intangibles of certain subsidiaries. Effective October 10, 2002, the $600,000 and $500,000 lines-of-credit were combined into one
$1,100,000 line-of-credit with National City Bank, Peoria, Illinois, bearing interest at prime, as published in The Wall Street Journal, plus .5%, collateralized by inventory and accounts receivable. The Company had no outstanding balance under these lines-of-credit as of December 31, 2002 and 2001.

The Company had a $5 million master credit facility with National City Bank, Peoria, Illinois, to provide a revolving acquisition line of credit. This facility expired in October 2002 and was collateralized by commercial pledges and security agreements of various subsidiaries, certain transportation equipment, and other tangible and intangible assets. The interest rate was adjustable at 1.0% over the bank's prime rate (5.75% at December 31, 2001). Amounts drawn on the master line were characterized as separate notes that generally were to be repaid monthly over periods of up to ten years. The Company's outstanding borrowings classified as long-term under this line of credit totaled $2,709,343 as of December 31, 2001.

The credit agreements with National City Bank contain various restrictive loan covenants, including among others, minimum tangible net worth, debt service coverage, and maximum funded debt to earnings before interest, taxes, depreciation, and amortization (EBITDA).

Long-term debt at December 31, 2002 and 2001, consists of the following:

                                                                        2002         2001
                                                                     -----------------------
Note  payable,  National  City  Bank,  due in  monthly
  installments  of $33,012 including interest at 8.15%,
  final installment due July 2005, collateralized by
  locomotives ....................................................   $1,502,877   $1,765,273
Noninterest-bearing note payable, State of Mississippi,
  due in annual installments of $3,792, final installment
  due February 2009, collateralized by track structure ...........       26,546       30,338
Mortgage  payable,  National City Bank,  due in monthly
  installments  of $4,049 including  interest at 9.75%
  The interest rate is adjustable  every five years
  and is presently based on the Bank's base rate plus
  1.5% as of October 31, 1999.  Final installment due
  June 2008, collateralized by Pioneer Railcorp's corporate
  headquarters building ..........................................      346,516      360,105
Mortgage  payable,  National City Bank, due in monthly
  installments  of $26,057 including interest at 8.35%,
  final installment due July 2006, collateralized by railcars ....      963,576    1,184,756
Note payable,  Bank of America Leasing & Capital, due in monthly installments of $30,375 including interest at 5.9%, final
  installment  due December 2004, collateralized by locomotives ..      686,102    1,000,000
Note payable,  State of Iowa, due in annual  installments
  of $47,191  including interest at 3%, final installment
  due December 2011, collateralized by track material ............      402,551      145,891
Noninterest-bearing note payable, Main Street Inc., due in monthly installments of $100, final installment due January 2005,
  uncollateralized ...............................................        2,300        3,700
Notes payable, TCF Leasing Inc., due in monthly installments of
  $18,029 and $13,064 including interest at 7.4% and 6.7%,
  final installments due August 2006 and September 2006,
  collateralized by railcars .....................................    1,211,523    1,487,884
Notes payable, Center Capital Corporation, due in monthly install-
  ments of $47,008 including interest at 6.85%, final installments
  due January 2005, collateralized by 70 ton box cars ............    1,092,312    1,521,547
                                                                     -----------------------
Balance carried forward ..........................................   $6,234,303   $7,499,494
                                                                     -----------------------

                                                                             2002          2001
                                                                          -------------------------
Balance brought forward                                                   $ 6,234,303   $ 7,499,494
Note payable, National City Bank, due in monthly installments of
  $23,195 including interest at 5.75%, final payment due October
  2007, collateralized by Indiana Southwestern railway Co. and
  the Gettysburg & Northern Railroad Co. stock and assets ............      2,078,929            --
Note payable, National City Bank, due in monthly installments of
  $15,855 including interest at 5.70%, final payment due October
  2007, collateralized by Garden City & Western Railway, Inc. ........
  stock and assets ...................................................      1,196,091            --
Note payable, National City Bank, due in monthly installments of
  $36,365 including interest at 7.15%, final installment due
  November 2007, collateralized by Keokuk Junction Railway Co. .......
  stock and assets ...................................................      2,345,489            --
Note  payable,  National  City  Bank,  due in  monthly
  installments  of $30,731 including interest at 7.55%, final installment due October 2007,  collateralized by Michigan
  Southern Railway Company and Michigan Southern Railroad
  Company, Inc. stock and assets .....................................      1,865,398            --
Notes payable, Bank of America Leasing & Capital, due in
  monthly installments of $9,039 and $9,473 including
  interest at 6.39% and 5.16%, final installments due
  July 2007 and September 2007, collateralized by locomotives ........        907,835            --
Note payable under master line of credit  agreement with National
  City Bank, due in monthly  installments of $27,705  including interest at 1.0% over the bank's prime  rate (5.75%  at
  December 31,  2001), final 2002,ent due June 2002, collateralized by real estate, rail facilities,  and other
  assets of the Indiana Southwestern Railway Co. .....................
  and the Gettysburg & Northern Railroad Co. (refinanced in 2002) ....             --     2,709,343
Note payable,  National City Bank,  due in monthly  principal installments of $8,433 through July 2002, with annual increases thereafter,  plus interest at the bank's LIBOR rate plus 2.25%
  adjusted  monthly (4.18% at December 31, 2001), final installment due July 2005, collateralized by real estate, rail facilities, and other assets of Garden City & Western Railway, Inc. ............
  (refinanced in 2002) ...............................................             --     1,293,521
Note payable, National City Bank, due in monthly installments of
  $30,830 including interest at 8.375%, final installment due May
  2004, collateralized by the assets of the Michigan Southern Railroad
  Company and Michigan Southern Railroad Company, Inc. ...............
  (refinanced in 2002) ...............................................             --     2,047,793
Note  payable,  National  City  Bank,  due in  monthly  installments of $37,235 including  interest at 8.375%  through May 2004 when the rate will be  adjusted, final  installment due December 2008, collateralized by Keokuk Junction Railway Co. stock and assets
  (refinanced in 2002) ...............................................             --     2,098,919
                                                                          -------------------------
                                                                           14,628,045    15,649,070
Less current portion .................................................      2,716,801     4,828,203
                                                                          -------------------------
                                                                          $11,911,244   $10,820,867
                                                                          =========================

Aggregate maturities required on long-term debt as of December 31, 2002, are due in future years as follows:

Years ending December 31:                                               Amount
--------------------------------------------------------------------------------
2003                                                                 $ 2,716,801
2004                                                                   2,874,021
2005                                                                   2,760,229
2006                                                                   1,681,171
2007                                                                   4,163,615
Thereafter                                                               432,208
                                                                    ------------
                                                                    $ 14,628,045
                                                                    ============

Note 4.  Income Tax Matters

The Company and all but one of its subsidiaries file a consolidated federal income tax return. This subsidiary files separate federal and state income tax returns.

The provision for income taxes charged to operations for the years ended December 31, 2002 and 2001, was as follows:

                                                     2002                 2001
                                                   -----------------------------
Current:
  Federal ............................             $209,738             $374,805
  State ..............................              103,805              110,134
                                                   -----------------------------
                                                    313,543              484,939
                                                   -----------------------------
Deferred:
  Federal ............................              396,375              414,875
  State ..............................               23,625               24,725
                                                   -----------------------------
                                                    420,000              439,600
                                                   -----------------------------

                                                   $733,543             $924,539
                                                   =============================

The income tax provision differs from the amount of income tax determined by applying the federal income tax rate to pretax income from operations for the years ended December 31, 2002 and 2001, due to the following:

                                                                                                2002        2001
                                                                                                -----------------
Computed "expected" tax expense ...........................................................     34.0%       34.0%
Increase (decrease) in income taxes resulting from:
  State income taxes, net of federal tax benefit ..........................................      4.1         4.1
  Goodwill amortization ...................................................................       --          .7
  Reduction in state tax rate for changes in temporary differences ........................     (1.9)         --
  Other ...................................................................................     (1.2)        3.7
                                                                                                -----------------
                                                                                                35.0%       42.5%
                                                                                                =================]

Deferred tax assets and liabilities consist of the following components as of December 31, 2002 and 2001:

                                                    2002                2001
                                                --------------------------------
Deferred tax assets:
  AMT credit carryforwards .............        $   614,000         $   772,000
  NOL carryforwards ....................               --                33,000
  Deferred compensation ................             50,000              49,000
  Other ................................             17,000              49,000
                                                --------------------------------
                                                    681,000             903,000
Deferred tax liabilities:
  Property and equipment ...............         (6,306,000)         (6,108,000)
                                                --------------------------------
                                                $(5,625,000)        $(5,205,000)
                                                ================================

The components giving rise to the deferred tax assets and liabilities described above have been included in the consolidated balance sheets as of December 31, 2002 and 2001, as follows:

                                                       2002             2001
                                                   -----------------------------

Current deferred tax assets ..................     $    12,000      $    80,000
Net noncurrent deferred tax liabilities ......      (5,637,000)      (5,285,000)
                                                   -----------------------------

Net deferred tax liability ...................     $(5,625,000)     $(5,205,000)
                                                   =============================

The Company and its subsidiaries have Alternative Minimum Tax (AMT) credit carryforwards of approximately $614,000 and $772,000 at December 31, 2002 and 2001, respectively. This excess of AMT over regular tax can be carried forward indefinitely to reduce future federal income tax liabilities.

Note 5.  Retirement Plan

The Company has a defined contribution 401(k) plan covering substantially all employees. Employees are eligible to participate in the plan upon employment and may elect to contribute, on a tax deferred basis, the lesser of 15% of their salary, or the Internal Revenue Service maximum deferral limit. Company contributions are discretionary and there were no Company contributions to the plan in either 2002 or 2001. Administrative expenses paid by the Company under the plan were $8,000 and $4,000 for the years ended December 31, 2002 and 2001, respectively.

Note 6.  Deferred Compensation Agreements

The Company has deferred compensation agreements with two former Keokuk Junction Railway Co. employees. The agreements provide monthly benefits for 15 years beginning with the month immediately following the employees' normal retirement date, as defined in the agreements. If an employee terminates employment with the Company for any reason other than death prior to the employees' normal retirement date, benefits are rendered on a pro rata basis. Since both former employees were fully eligible for benefits when they terminated employment in 1999, no additional compensation benefits will accrue. The present value of these benefits was fully accrued, using a discount rate of 7%, by a charge to compensation expense as of December 31, 1999. One employee began receiving benefits in 2001, while the other employee is not scheduled to receive benefits until 2008. The accrual is increased each year by charges to interest expense for the cost of deferring such benefit for the one employee who will not receive benefits until 2008. The liability recorded under these agreements totaled $133,000 and $129,000 at December 31, 2002 and 2001, respectively. Interest expense under these agreements totaled $9,200 and $8,600 for the years ended December 31, 2002 and 2001, respectively.

Note 7.  Stock Options and Warrants

On May 28, 1996, the Board of Directors approved a stock option plan under which the Company granted options to key management, other employees, and outside directors for the purchase of 407,000 shares of its common stock. The plan was approved by the Company's stockholders on June 26, 1996. The options became fully vested and exercisable as of July 1, 2001. Vested options may be exercised in whole or in part within 10 years from the date of grant. The exercise price for these options ranges from $2.75 to $3.03, based upon the trading price on the date of the grant. As of December 31, 2002, 155,000 options are still outstanding under the plan.

Other pertinent information related to the plans is as follows:

                                           2002                   2001
--------------------------------------------------------------------------------
                                               Weighted-              Weighted-
                                                Average                Average
                                               Exercise               Exercise
                                     Shares     Price      Shares       Price
--------------------------------------------------------------------------------

Outstanding at beginning of year    175,000    $   2.88    215,000    $   2.85
Forfeited ......................    (20,000)       2.75    (40,000)       2.75
Exercised ......................       --            --         --          --
                                    --------------------------------------------
Outstanding at end of year .....    155,000    $   2.89    175,000    $   2.88
                                    ============================================

Exercisable at end of year .....    155,000                175,000
                                    =======                =======

A further summary about stock options outstanding as of December 31, 2002, is as follows:

                                    Options Outstanding             Options Exercisable
                            -------------------------------------------------------------
                                          Weighted-
                                           Average     Weighted                  Weighted
                                          Remaining    Average                   Average
                               Number    Contractual   Exercise      Number      Exercise
Range of Exercise Prices    Outstanding     Life        Price     Exercisable     Price
-----------------------------------------------------------------------------------------
$2.75 - $3.03                 155,000     3.4 years     $ 2.89      155,000       $ 2.89
                              =======                               =======

On June 24, 1995, the Company issued 4,198,284 warrants to stockholders of record as a dividend. Each warrant permits stockholders a right to purchase an additional share of stock at a predetermined price of $2 per share. Stock acquired by exercise of each warrant must be held for a one-year period of time. The warrants expire July 1, 2015. There are 4,129,720 warrants outstanding as of December 31, 2002 and 2001, respectively.

Note 8.  Lease Commitments and Total Rental Expense

The Company has entered into five lease agreements covering certain of its railroad properties. For railroad properties it leases, the Company ordinarily assumes, upon the commencement date, all operating and financial responsibilities, including maintenance, payment of property taxes, and regulatory compliance. Lease payments on three railroad properties are based on a per car basis, $10 on all cars over 1,000 cars per year on each segment. The leases expire between July 2004 and September 2013 and three of these railroads have ten to twenty year renewal options.

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

The total approximate minimum rental commitment as of December 31, 2002, required under noncancelable leases, and excluding executory costs and per car rentals, is due in future years as follows:

Years Ending December 31:                                                Amount
--------------------------------------------------------------------------------

2003                                                                    $ 31,000
2004                                                                      31,000
2005                                                                      31,000
2006                                                                      31,000
2007                                                                      31,000
Thereafter                                                                71,000
                                                                        --------
                                                                        $226,000
                                                                        ========

The total rental expense under the leases was approximately $38,000 and $49,000 for the years ended December 31, 2002 and 2001, respectively.

Note 9.  Major Customer

Revenue earned from a major railroad segment customer amounted to approximately $2,851,000 and $2,829,000 during the years ended December 31, 2002 and 2001, respectively. Accounts receivable as of December 31, 2002 and 2001, include approximately $443,000 and $340,000, respectively, from this customer.

Note 10. Minority Interest in Subsidiaries

Two of the Company's subsidiaries have preferred stock outstanding as of December 31, 2002. This stock is accounted for as minority interest in subsidiaries and dividends on the stock are accounted for as a current expense. The preferred stock of Mississippi Central Railroad Company was callable at the Company's option at 110% of fair value. The Company exercised this option during 2002 and repurchased all of the outstanding shares of Mississippi Central
Railroad Company preferred stock. The $34,600 amount representing the 10% premium paid on the redemption of the preferred stock is recorded as a charge to additional paid-in capital.

Following is a summary of the minority interest in subsidiaries as of December 31, 2002 and 2001:

                                                                2002         2001
                                                            ------------------------
Preferred stock of Alabama Railroad Co. .................
  Par value - $1,000 per share
  Authorized - 700 shares
  Issued and outstanding - 392 and 405 shares
    (cumulative 12% dividend;  callable
    at Company's option at 150% of face value)
  at December 31, 2002 and 2001, respectively ...........   $  392,000    $  405,000
Preferred  stock of Alabama & Florida  Railway Co.,  Inc.
  Par value - $1,000 per share
  Authorized  - 500   shares
  Issued  and  outstanding  - 359 and 366 shares
    (cumulative  9% dividend;  callable at Company's
    option after June 22, 1995, at 150% of face value)
    at December 31, 2002 and 2001, respectively .........      359,000       366,000
Preferred stock of Mississippi Central Railroad Co. .....
  Par value - $1,000 per share
  Authorized -  1,000   shares
  Issued  and  outstanding  - none  and  332 shares
    (cumulative  10% dividend; convertible at a rate
    of $10  per  common  share, callable at Company's
    option after March 1, 1996, at 110% of face value)
    at December 31, 2002 and 2001, respectively .........           --       332,000
                                                            ------------------------
                                                            $  751,000   $ 1,103,000
                                                            ========================

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

The Company is presently involved in litigation surrounding trackage rights with a Class I railroad regarding fees charged between March 1999 and May 2001 by the Company for the Class I carrier's access to and usage of a segment of the Company's tracks as a means of gaining access to certain trackage owned by the Class I railroad. The Surface Transportation Board (STB), in a decision in June 2001, ruled that the Class I railroad could have access to and cross the Company's tracks in order to get to the branch line owned by the Class I railroad. The STB did not set compensation or other terms and conditions as part of its decision and ordered the two parties to negotiate terms and conditions, and ordered that if no agreement could be reached, that the STB would make a ruling. From March 1999 through May 2001, the Company charged the Class I railroad approximately $660,000 for access to the Company's track. From May 2001 through December 31, 2001, the Company did not charge the Class I railroad for access to the segment of the Company's track in question. In June 2002, the Washington, D.C. Circuit Court of Appeals vacated the June 2001 STB decision. The Company and the Class I railroad began discussing resolution of the trackage rights dispute, but no agreement could be reached. The Class I railroad commenced utilization of the segment of the Company's track on July 1, 2002. The Class I railroad has agreed to pay the Company $85 per car for traffic commencing July 1, 2002, on the segment of the track in question with the $145,690 charged by the Company since July 1, 2002, being accounted for as deferred revenue on the balance sheet. The Company intends to continue to vigorously defend itself in this matter. As of December 31, 2002, it is not possible to ascertain the ultimate financial impact, if any, upon the Company. Management has made no provision for any estimated losses associated with this matter. In the event that the STB makes an unfavorable ruling against the Company with respect to the $660,000 of fees charged from March 1999 through May 2001, it is possible, however, that the outcome could have a material adverse effect on the Company' financial condition and results of operations.

The Company was awarded grants totaling $722,097 in 1998 for the repair and rehabilitation of certain railroad track and related structures the Company owns in Alabama. The Company's obligations under the grants expire in 2004, five years after the completion of the repairs. In the unlikely event the Company should discontinue using the underlying track prior to the expiration of the aforementioned commitment period, the Company is contingently liable to repay the full value of awarded funds pursuant to the grants.

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

Note 12. Earnings Per Share

Following is information about the computation of the earnings per share (EPS) data for the years ended December 31, 2002 and 2001:

                                                              For the Year Ended December 31, 2002
                                                             -------------------------------------
                                                               Income       Shares       Per Share
                                                             (Numerator) (Denominator)     Amount
                                                             -------------------------------------
Basic EPS
Income available to common stockholders ..................   $1,245,689    4,527,523    $   0.28
                                                                                        ========
Effect of Dilutive Securities
Employee stock options ...................................           --           --
                                                             ------------------------
Diluted EPS
Income available to common stockholders
  plus assumed conversions ...............................   $1,245,689    4,527,523    $   0.28
                                                                                        =========

                                                              For the Year Ended December 31, 2001
                                                             -------------------------------------
Basic EPS
Income available to common stockholders ..................   $1,137,895    4,529,297    $   0.25
                                                                                        =========

Effect of Dilutive Securities
Employee stock options ...................................          --           --
                                                             -----------------------
Diluted EPS
Income available to common stockholders
  plus assumed conversions ...............................   $1,137,895    4,529,297    $   0.25
                                                                                        ========

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

Note 13. Common Stock Repurchase

In 1999, the Company's Board of Directors approved a plan to begin repurchasing shares of the Company's common stock from stockholders. During 2002 and 2001, the Company repurchased 14,965 and 2,800 shares of common stock at an average price of approximately $1.50 and $1.14 per share, respectively, for a cost of $22,393 in 2002 and $3,203 in 2001.

The common stock repurchased is accounted for as treasury stock in the Company's 2002 and 2001 consolidated balance sheets and statements of stockholders' equity. As such, treasury shares held reduce the number of shares of common stock outstanding as of December 31, 2002 and 2001, and the value of the treasury stock reduces stockholders' equity. The excess of the purchase price of the treasury stock over the par value of the stock of $22,378 and $3,200 was charged to retained earnings as of December 31, 2002 and 2001, respectively.

Note 14. Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents:

The carrying amount approximates the fair value because of the short maturity of those instruments.

Notes payable and long-term debt:

The fair value of the Company's notes payable and long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities with similar collateral requirements.

The estimated fair values of the Company's financial instruments as of December 31, 2002 and 2001, are as follows:

                                               2002                       2001
                                   -----------------------------------------------------
                                     Carrying       Fair        Carrying        Fair
                                      Amount        Value        Amount         Value
                                   -----------------------------------------------------
Cash and cash equivalents ......   $ 1,148,461   $ 1,148,461   $   976,678   $   976,678

Notes payable and long-term debt   $14,719,861   $14,295,707   $15,706,782   $15,461,138

Although the fair value of the Company's notes payable and long-term debt is less than its carrying amount at December 31, 2002 and 2001, transaction costs, including prepayment penalties, have not been considered in estimating fair values. Therefore, as a result of significant prepayment penalties, it would not be prudent for the Company to settle the debt at a gain.

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

                                                                 For Year Ended December 31,
                                                                ----------------------------
                                                                    2002            2001
                                                                ----------------------------
Segment Assets
  Railroad operations .......................................   $ 20,917,398    $ 19,813,484
  Equipment leasing operations ..............................     12,258,327      12,733,344
  Corporate support services ................................      1,053,560         850,627
                                                                ----------------------------
        Total consolidated segment assets ...................   $ 34,229,285    $ 33,397,455
                                                                ============================
Expenditures for additions to long-lived assets
  Railroad operations
    Purchases ...............................................   $  1,676,017    $  2,114,118
    Acquired through purchase of subsidiaries ...............           --         1,604,700
  Equipment leasing operations ..............................      1,056,625       1,051,826
  Corporate support services ................................          3,074          16,450
                                                                ----------------------------
        Total expenditures for additions to long-lived assets   $  2,735,716    $  4,787,094
                                                                ============================
Revenues
  Revenues from external customers
  Railroad operations .......................................   $ 11,978,261    $ 11,310,471
  Equipment leasing operations ..............................      2,976,332       3,080,117
  Corporate support services ................................         15,240          30,357
                                                                ----------------------------
        Total revenues from external customers ..............   $ 14,969,833    $ 14,420,945
                                                                ============================
Intersegment revenues
  Railroad operations .......................................   $         --    $         --
  Equipment leasing operations ..............................        398,400         398,400
  Corporate support services ................................      6,209,410       6,714,521
                                                                ----------------------------
        Total intersegment revenues .........................   $  6,607,810    $  7,112,921
                                                                ============================

        Total revenue .......................................   $ 21,577,643    $ 21,533,866
Reconciling items
  Intersegment revenues .....................................     (6,607,810)     (7,112,921)
                                                                ----------------------------
        Total consolidated revenues .........................   $ 14,969,833    $ 14,420,945
                                                                ============================
Expenses

Interest expense
  Railroad operations .......................................   $     18,210    $     53,037
  Equipment leasing operations ..............................        480,019         627,250
  Corporate support services ................................        585,904         670,698
                                                                ----------------------------
        Total consolidated interest expense .................   $  1,084,133    $  1,350,985
                                                                ============================
  Depreciation and amortization expense
  Railroad operations .......................................   $    719,426    $    751,832
  Equipment leasing operations ..............................      1,235,911       1,228,825
  Corporate support services ................................         76,532          90,029
                                                                ----------------------------
        Total consolidated depreciation and
        amortization expense ................................   $  2,031,869    $  2,070,686
                                                                ============================
Segment profit
 Railroad operations ........................................   $  5,004,626    $  3,809,823
 Equipment leasing operations ...............................      1,451,171       1,464,980
 Corporate support services .................................      2,988,819       3,172,734
                                                                ----------------------------
        Total segment profit ................................      9,444,616       8,447,537

Reconciling items
  Intersegment revenues .....................................     (6,607,810)     (7,112,921)
  Income taxes ..............................................       (733,543)       (924,539)
  Minority interest in preferred stock dividends
    of subsidiaries .........................................       (115,890)       (114,740)
  Other income (expense), net ...............................       (741,684)        842,558
                                                                ---------------------------
        Total consolidated net income .......................   $  1,245,689    $  1,137,895
                                                                ============================

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

Unaudited pro forma consolidated results of operation for the year ended December 31, 2001, as though the aforementioned acquisition had occurred as of January 1, 2001, follows:

                                                                         2001
                                                                     -----------

Railway operating revenue ..............................             $14,557,004
Net income .............................................               1,101,033
Earnings per common share ..............................                    0.24

The above amounts reflect adjustments for amortization of goodwill, additional depreciation on revalued purchased assets, and interest on borrowed funds.

Note 17. Accounting Change

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 142, "Goodwill and Other Intangible Assets." Under FASB No. 142, goodwill and intangible assets that management concludes has indefinite useful lives are no longer amortized, but will be subject to impairment tests performed at least annually. FASB No. 142 also requires that an acquired intangible asset be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the assets can be sold, transferred, licensed, rented, or exchanged, regardless of the Company's intent to do so. Effective January 1, 2002, the Company adopted FASB No. 142 and determined that no transitional impairment loss was required at January 1, 2002.

The Company performed the first of the annual required impairment tests of goodwill as of December 31, 2002, and, based on management estimates of fair value of the entity, there was no reduction in the carrying amount of the goodwill previously recognized. The Company did not acquire any additional goodwill during 2002.

In the consolidated balance sheet as of December 31, 2002 and 2001, goodwill totaled $1,017,430.

The following table presents pro forma net income and earnings per share, exclusive of goodwill amortization expense:

                                                            December 31,
                                                  ------------------------------
                                                        2002              2001
                                                  ------------------------------

Reported net income ..........................    $   1,245,689    $   1,137,895
Add back goodwill amortization, net of tax ...               --           22,500
                                                  ------------------------------

Adjusted net income ..........................    $   1,245,689    $   1,160,395
                                                  ==============================

Basic earnings per share:
  Reported net income ........................    $        0.28    $        0.25
  Add back goodwill amortization .............               --             0.01
                                                  ------------------------------

Adjusted net income ..........................    $        0.28    $        0.26
                                                  ==============================

Fully diluted earnings per share:
  Reported net income ........................    $        0.28    $        0.25
  Add back goodwill amortization .............               --             0.01
                                                  ------------------------------

Adjusted net income ..........................    $        0.28    $        0.26
                                                  ==============================

Note 18. New Accounting Pronouncements

In July 2001, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" (SFAS No. 141). SFAS No. 141 addresses financial accounting and reporting for business combinations, and is effective for all business combinations initiated after June 30, 2001. Effective January 1, 2002, the Company adopted SFAS No. 141. The Company did not enter into any business combinations after June 30, 2001, and, therefore, the adoption of SFAS No. 141 had no effect on the Company's financial statements.

In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FASB No. 144). This supersedes FASB No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. FASB No. 144 also amends ARB No. 151, "Consolidated Financial Statements," and was adopted effective January 1, 2002. The adoption of this accounting standard did not have a material effect on the Company's consolidated financial state-ments.

In August 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations." FASB No. 143 amends FASB No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies." It addresses financial accounting and reporting for obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs, and is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company has not yet completed its full assessment of the effects of this new pronouncement on its financial statements and so is uncertain as to the impact.

In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued. SFAS No. 146 supersedes Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under SFAS No. 146, an entity's commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. SFAS No. 146 also establishes fair value as the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. As SFAS No. 146 only applies to prospective items, the Company believes the adoption of SFAS No. 146 will not have a material impact on the Company's financial position or results of operations.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," an amendment of SFAS No. 123, "Accounting for Stock-Based Compen-sation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. The Company does not expect to adopt the fair value method. In addition, SFAS No. 148 requires the Company to disclose in both annual and interim financial statements the method of accounting for stock-based compensation and the effect of the method used on the Company's reported results. SFAS No. 148 is effective for annual and interim periods ending after December 15, 2002. The adoption of SFAS No. 148 did not have a material impact on the Company's 2002 consolidated financial statements and is not expected to have a material impact on the Company's future consolidated financial statements.

In November 2002, FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FASB Interpretation No. 45), was issued. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. The initial measurement and recognition provisions are required to be applied on a prospective basis to guarantees issued or modified after December 31, 2002. They require that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Under prior accounting principles, a guarantee would not have been recognized as a liability until a loss was probable and reasonably estimable. As FASB Interpretation No. 45 only applies to prospective transactions, the Company believes that the adoption of FASB Interpretation No. 45 will not have a material impact on the Company's financial position or results of operations.

In January 2003, FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FASB Interpretation No. 46), was issued. It clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which the equity investors do not have a controlling financial interest or do not have sufficient equity at risk. FASB Interpretation No. 46 is effective on January 31, 2003, for entities acquired after such date. The effective date for entities acquired on or before January 31, 2003 is July 1, 2003. The Company has not completed its full assessment of the effects of FASB Interpretation No. 46 on its financial statements and so it is uncertain as to the impact.

Item 8. Changes In and Disagreements With Accountants on Accounting Financial Disclosure

None.

PART III

Item 9.  Directors and Executive Officers of the Registrant

Set forth below are the names and ages of all the directors and executive officers of the Registrant and the positions and offices held by such persons as of December 31, 2002.

Name (Age)                          Position

-------------------------------------------------------------------

Guy L. Brenkman (55)                Director (Chairman) & President
J. Michael Carr (38)                Director & Treasurer
Orvel L. Cox (60)                   Director
Clifton T. Lopez (57)               Director
John S. Fulton (70)                 Director
Scott Isonhart  (36)                Secretary

All of the above Directors and Officers, with the exception of Clifton T. Lopez, were elected at the Annual Meeting of the Stockholders (and the board meeting which followed) on June 26, 2002 to serve until the 2003 annual meeting. Mr. Lopez was appointed by the Board to complete the term and fill the vacancy created by the resignation of William Sharpe. Mr. Sharpe resigned for personal reasons and was not in conflict with the Board or Company management. There is no family relationship between any officer or director.

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

Mr. Cox, Director, also serves as same for each of the Company's subsidiaries. Mr. Cox has 43 years of active railroading experience with 31 of those years working for Class I railroads. Mr. Cox retired from employment with the Company in 2002. Mr. Cox has been a director and officer of Pioneer Railcorp since its inception and has been involved in all phases of the development and growth of the Company. Mr. Cox is a member of the Audit Committee.

Clifton T. Lopez, Director, was appointed to the board in August 2002. Mr Lopez works as a consultant, currently supporting the tax departments at Monsanto and Pharmacia Corp. in St. Louis, MO. Mr. Lopez has over 30 years of experience in accounting, finance, and planning. Mr. Lopez has a BA-Accounting and Management from Virginia Commonwealth University, Richmond, VA. In addition, Mr. Lopez served 5 years in the military, and resigned commission as a Captain in the Transportation Corp., associated with the transportation business in the areas of trucking, rail, water and aircraft. Mr. Lopez is a member of the Audit Committee and is considered the Audit Committee financial expert of the committee.

Mr. Fulton, Director, was elected to the Board in 1993. Mr. Fulton has 19 years experience in the real estate business concentrating in retail sales, real estate development and appraising. Mr. Fulton's previous positions include industrial appraising (6 years) with Cole, Layer Trumble of Dayton, Ohio, and 5 years with Pepsi-Cola. Mr. Fulton holds a BS degree in Public Administration from Bradley University in Peoria, Illinois. Mr. Fulton is a member of the Audit Committee.

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

Item 10.  Executive Compensation

Summary Compensation Table

                              Annual

                           Compensation   Long Term Compensation

                         ---------------  -----------------------
                                          Restricted

Name &                                      Stock                      Other
Position                 Year    Salary     Award    Options/SARs   Compensation
--------------------------------------------------------------------------------
Guy L. Brenkman, CEO     2002   $648,952     ----         ----           $ 0
                         2001   $654,267     ----         ----           $ 0
                         2000   $532,341     ----         ----           $ 0



             The remainder of this page is intentionally left blank

Option/SAR Grants in Last Fiscal Year

None

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values


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

In December 1993, the Company entered into a five-year executive employment contract with the Company's president, which was extended through December 2006 by the Board of Directors. The agreement provides for a base salary with annual inflation adjustments based upon the Consumer Price Index. The current agreement provides for twelve weeks paid vacation each year. The president at his election can be paid for any unused vacation during the year. Should the Company acquire or form additional railroads, the base salary will increase $25,000 for the acquisition of railroads of 125 miles or less, and $50,000 for railroads over 125 miles. At January 1, 2003, the president's base salary was $521,816. Should the president's employment be terminated, the contract requires a lump sum payment equal to three years of his then current salary. Should the president retire, he is entitled to accept a consulting position with the Company whereby he would be compensated the equivalent of one year's salary for the consulting services rendered.

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

                                                          Date Raise
Subsidiary                            Date Acquired        Effective
                                      ----------------------------------
Vandalia Railroad Company               10/07/94             10/07/94
Minnesota Central Railroad Co.          12/12/94             02/01/95
West Michigan Railroad Co.              07/11/95         No Raise Taken
Columbia & Northern Railway             02/21/96         No Raise Taken
Keokuk Junction Railway Co.             03/12/96             04/16/96
Rochelle Railroad Co                    03/25/96             04/16/96
Shawnee Terminal Railway Co.            11/13/96             01/01/98
Michigan Southern Railroad              12/19/96             01/01/97
Pioneer Industrial Railway Co.          02/18/98         No Raise Taken
The Garden City Western Railway Co.     04/29/99             05/01/99
Indiana Southwestern Railway Co.        04/01/00             01/01/01
Gettysburg & Northern Railroad CO.     02/20/01         No Raise Taken

Directors of the Registrant each were compensated $5,000 in 2002.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information, as of March 25, 2003, the beneficial ownership of all directors and officers of the Company as a group. These figures include shares of Common Stock that the executive officers have the right to acquire within 60 days of March 25, 2003 pursuant to the exercise of stock options and warrants.

Title of Class:  Common Stock ($.001 par value)

                               Beneficial Percent

        Name Of Beneficial Owner          Ownership     Of Class

          Guy L. Brenkman (2)             3,483,503        39.94%
          Orvel L. Cox (3)                  183,869         2.11%
          John S. Fulton (4)                 26,400          .30%
          J. Michael Carr (5)                37,414          .43%
          Scott Isonhart (6)                  5,100          .06%
          Clifton T. Lopez                    1,000          .01%
                                          ---------------------------
          Directors and Executive

            Officers as a Group:          3,737,286         42.85%(1)

FOOTNOTES:

(1) Based on 8,721,499 shares of common stock and equivalents outstanding as of March 25, 2003.

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

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers, and any persons holding more than ten percent of the Company's common stock to report their initial ownership of the Company's common stock and any subsequent changes in that ownership to the Securities and Exchange Commission and to provide copies of such reports to the Company. Based upon the Company's review of the copies of such reports received by the Company and representations of its directors and executive officers, the Company believes that during the years ended December 31, 2002 and 2001 all Section 16(a) filing requirements were satisfied.

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

No reports were filed on Form 8-K during the fourth quarter 2002.

Exhibit 99.1 - Certification pursuant to U.S.C. 18 section 1350.

Item 14. CONTROLS AND PROCEDURES

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

             The remainder of this page is intentionally left blank

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIONEER RAILCORP
(Registrant)


By: /s/ Guy L. Brenkman

    ----------------------------------------
    Guy L. Brenkman, President,
    Chief Executive Officer and Director

Dated: March 25, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ J. Michael Carr

    --------------------------------------
    J. Michael Carr, Treasurer,
    Chief Financial Officer and Director

Dated: March 25, 2003

By: /s/ Orvel Cox

    --------------------------------------
    Orvel Cox, Director

Dated: March 25, 2003

By: /s/ John Fulton

    --------------------------------------
    John Fulton, Director

Dated: March 25, 2003

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES - OXKLEY ACT OF 2002

Certification by the Chief Executive Officer:

I, Guy L. Brenkman certify that:

1.   I have reviewed this annual report on Form 10-KSB of Pioneer Railcorp;

2. Based on my knowledge, this annual report on Form 10-KSB does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report on Form 10-KSB, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. Theregistrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. Theregistrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

/s/ Guy L. Brenkman

-----------------------
Guy L. Brenkman
Chief Executive Officer

Certification by the Chief Financial Officer:

I, J. Michael Carr, certify that:

     1.   I have reviewed this annual report on Form 10-KSB of Pioneer Railcorp;


2. Based on my knowledge, this annual report on Form 10-KSB does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report on Form 10-KSB, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. Theregistrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003


/s/ J. Michael Carr

------------------------
J. Michael Carr
Chief Financial Officer