Form 10QSB
period 2003-03-31
PIONEER RAILCORP
filed 2003-05-13
CIK 796374

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            Quarterly Report Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

                      For the quarter ended March 31, 2003

                        Commission File Number 33-6658-C

                                Pioneer Railcorp

             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Iowa                                                 37-1191206
 -------------------------------------------------------------------------------
(State or other jurisdiction of                              (IRS Employer ID #)
 incorporation or organization)

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

Indicate by checkmark whether the Registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). YES [ ] NO [ X ]

                                    4,492,212

             ------------------------------------------------------
             (Shares of Common Stock outstanding on March 31, 2003)

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS



                        PIONEER RAILCORP AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                     Quarters Ended March 31, 2003 and 2002
                                    UNAUDITED

                                                           First Quarter

                                                     ---------------------------
                                                         2003          2002
                                                     ---------------------------

Operating revenue ................................   $ 3,896,652    $ 3,705,524
                                                     ---------------------------

Operating expenses

   Maintenance of way ............................       304,152        234,979
   Maintenance of equipment ......................       355,239        372,170
   Transportation expense ........................       855,155        669,264
   Administrative expense ........................     1,015,497      1,014,441
   Depreciation & amortization ...................       543,551        513,082
                                                     ---------------------------
                                                       3,073,594      2,803,936
                                                     ---------------------------

Operating income .................................       823,058        901,588
                                                     ---------------------------

Other income & expense

   Other (income) expense ........................      (199,383)      (202,478)
   Interest expense, equipment ...................       112,055        116,153
   Interest expense, other .......................       130,937        149,120
   Net (gain) loss on sale of fixed assets .......        (6,155)        11,268
                                                     ---------------------------
                                                          37,454         74,063
                                                     ---------------------------

Income before income taxes .......................       785,604        827,525

Provision for income taxes .......................       330,000        374,000
                                                     ---------------------------

Income before minority interest in preferred
   stock dividends of consolidated subsidiaries ..   $   455,604    $   453,525

Minority interest in preferred stock dividends of
    consolidated subsidiaries ....................   $    22,659    $    31,308
                                                     ---------------------------

Net income .......................................   $   432,945    $   422,217
                                                     ===========================

Basic earnings per common share ..................   $      0.10    $      0.09
                                                     ===========================

Diluted earnings per common share ................   $      0.10    $      0.09
                                                     ===========================

Cash dividends per common share ..................   $      0.00    $    0.0000
                                                     ===========================

See notes to unaudited consolidated financial statements

                        PIONEER RAILCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2003 and DECEMBER 31, 2002
                                    UNAUDITED


                                                           March 31      December 31
                                                             2003           2002
                                                        ----------------------------
ASSETS

Current Assets

   Cash .............................................   $  1,293,504    $  1,148,461
   Accounts receivable, less allowance
     for doubtful accounts 2003 $20,783; 2002 $27,481      2,986,408       3,041,573
   Inventories ......................................        298,702         287,763
   Prepaid expenses .................................        168,725         214,606
   Income tax refund claims .........................        333,041         337,419
   Deferred taxes ...................................         12,000          12,000
                                                        ----------------------------
        Total current assets ........................      5,092,380       5,041,822
Investments, cash value of life insurance ...........        222,660         214,627
Property and Equipment less accumulated

  depreciation 2003 $12,591,869; 2002 $12,066,096 ...     27,339,015      27,793,573
Other assets ........................................        331,472         161,833
Goodwill ............................................      1,017,430       1,017,430
Total assets ........................................   $ 34,002,957    $ 34,229,285
                                                        ============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities

   Current maturities of long-term debt .............   $  2,725,905    $  2,716,801
   Notes payable ....................................              0          91,816
   Accounts payable .................................      2,135,108       2,346,751
   Income tax payable ...............................        172,725               0
   Accrued liabilities ..............................      1,029,772         950,968
                                                        ----------------------------
        Total current liabilities ...................      6,063,510       6,106,336
                                                        ----------------------------

Long-term debt, net of current maturities ...........     11,314,340      11,911,244
                                                        ----------------------------

Deferred revenue ....................................      1,858,595       2,027,811
                                                        ----------------------------

Deferred income taxes ...............................      5,794,025       5,637,000
                                                        ----------------------------

Minority interest in subsidiaries ...................        751,000         751,000
                                                        ----------------------------

Stockholders' Equity

   Common stock .....................................          4,612           4,612
   In Treasury 2003 120,305 shares; 2002 99,005 .....           (120)            (99)
                                                        ----------------------------
   Outstanding 2003 4,492,212; 2002 4,513,512 .......          4,492           4,513
   Additional paid-in capital .......................      2,009,441       2,009,441
   Retained earnings ................................      6,207,554       5,781,940
                                                        ----------------------------
        Total stockholders' equity ..................      8,221,487       7,795,894
                                                        ----------------------------

Total liabilities and stockholders equity ...........   $ 34,002,957    $ 34,229,285
                                                        ============================

See notes to unaudited consolidated financial statements

                        PIONEER RAILCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Quarters Ended March 31, 2003 and 2002
                                    UNAUDITED


                                                                   First Quarter

                                                           --------------------------
                                                                2003         2002
                                                           --------------------------
Cash Flows From Operating Activities

Net income .............................................   $   432,945    $   422,217
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Minority interest in preferred stock dividends of
    consolidated subsidiaries ..........................        22,659         31,308
  Depreciation and amortization ........................       543,551        513,082
  Increase in cash value life insurance ................        (8,033)        (7,030)
  (Gain) loss on sale of property & equipment ..........        (6,155)        11,268
  Deferred taxes .......................................       157,025              0
  Change in assets and liabilities, net of effects from
    acquisition of subsidiaries
    (Increase) decrease accounts receivable ............        55,165        237,148
    (Increase) decrease inventories ....................       (10,939)         1,347
    (Increase) decrease prepaid expenses ...............        45,881         60,792
    (Increase) decrease other assets ...................      (170,634)         2,542
    Increase (decrease) accounts payable ...............      (211,643)      (772,733)
    (Increase) decrease income tax refund claims .......         4,378              0
    Increase (decrease) income tax payable .............       172,725        351,000
    Increase (decrease) deferred revenue ...............      (169,216)             0
    Increase (decrease) accrued liabilities ............        78,804        (96,069)
                                                           --------------------------
         Net cash provided by operating activities .....       936,513        754,872
                                                           --------------------------

Cash Flows From Investing Activities

  Proceeds from sale of property & equipment ...........        78,536          8,990
  Purchase of property & equipment .....................      (160,375)      (195,678)
                                                           --------------------------
         Net cash (used in) investing activities .......       (81,839)      (186,688)
                                                           --------------------------

Cash Flows From Financing Activities

  Proceeds from short-term borrowings ..................             0        341,000
  Proceeds from long-term borrowings ...................        97,450        256,660
  Payments on short-term borrowings ....................       (91,816)      (398,712)
  Payments on long-term borrowings .....................      (685,250)      (535,524)
  Purchase of common stock for treasury ................       (30,015)           (62)
  Preferred stock dividend payments to minority interest             0        (17,300)
                                                           --------------------------
         Net cash (used in) financing activities .......      (709,631)      (353,938)
                                                           --------------------------

Net increase (decrease) in cash ........................       145,043        214,246

Cash, beginning of period ..............................     1,148,461        976,678
                                                           --------------------------

Cash, end of period ....................................   $ 1,293,504    $ 1,190,924
                                                           ==========================

See notes to unaudited consolidated financial statements

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

                                                                                 Quarter Ended
                                                                                    March 31,

                                                                              ----------------------
                                                                               2003           2002
                                                                              ----------------------
Net income:
  As reported .............................................................   $432,945      $422,217
  Deduct: Stock based compensation expense determined
    under fair value based method for all awards, net of
    tax effect ............................................................         --            --
                                                                              ----------------------
  Proforma ................................................................   $432,945      $422,217
                                                                              ======================
Basic earnings per common share:
  As reported .............................................................   $    .10      $    .09
  Proforma ................................................................   $    .10      $    .09

Diluted earnings per common share:
  As reported .............................................................   $    .10      $    .09
  Proforma ................................................................   $    .10      $    .09

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

NOTE 4. ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations." FASB No. 143 amends FASB No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies." It addresses financial accounting and reporting for obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs, and is effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 did not have a material impact on the Company's March 31, 2003 consolidated financial statements and is not expected to have a material impact on the Company's future consolidated financial statements.

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

NOTE 5. SEGMENT INFORMATION

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

                                                     First Quarter
                                               --------------------------
                                                  2003            2002
                                               --------------------------
Revenues from external customers
   Railroad operations .....................   $ 3,006,441    $ 2,951,530
   Equipment leasing operations ............       884,975        750,131
   Corporate support services ..............         5,236          3,863
                                               -------------------------
      Total revenues from external customers     3,896,652    $ 3,705,524
                                               ==========================

Intersegment revenues
   Railroad operations .....................   $         0    $         0
   Equipment leasing operations ............        99,600         99,600
   Corporate support services ..............     1,406,031      1,404,399
                                               --------------------------
      Total intersegment revenues ..........   $ 1,505,631    $ 1,503,999
                                               ==========================

Segment profit
   Railroad operations .....................   $ 1,160,680    $ 1,319,626
   Equipment leasing operations ............       500,547        397,921
   Corporate support services ..............       667,462        688,040
                                               --------------------------
      Total segment profit .................     2,328,689      2,405,587

Reconciling items
    Intersegment revenues ..................    (1,505,631)    (1,503,999)
    Income taxes ...........................      (330,000)      (374,000)
    Minority interest ......................       (22,659)       (31,308)
    Other income(expense), net .............       (37,454)       (74,063)
                                               --------------------------
       Total consolidated net income .......   $   432,945    $   422,217
                                               ==========================


Note 6. EARNINGS PER COMMON SHARE

Following is information about the computation of the earnings per share(EPS) data for the quarters ended March 31, 2003 and 2002:

                                                   Income          Shares       Per Share
                                                 (Numberator)   (Denominator)     Amount
                                                 ----------------------------------------
                                                   For the Quarter Ended March 31, 2003
                                                 ----------------------------------------
Basic EPS
Income available to common stockholders .....     $ 432,945       4,504,814     $   0.10
                                                                                ========
Effect of Diluted Securities

Employee stock options ......................            --              --
                                                  -------------------------
Diluted EPS
Income available to common stockholders
  plus assumed conversions ..................     $ 432,945       4,504,814     $   0.10
                                                  ======================================

                                                   For the Quarter Ended March 31, 2002
                                                  --------------------------------------
Basic EPS
Income available to common stockholders .....     $ 422,217       4,528,462     $   0.09
                                                                                ========
Effect of Diluted Securities

Employee stock options ......................            --              --
                                                  -------------------------
Diluted EPS
Income available to common stockholders
  plus assumed conversions ..................    $ 422,217    4,528,462    $   0.09
                                                 =======================================


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

Summary: First Quarter 2003 Compared to First Quarter 2002

The Company's net income in the first quarter 2003 was $432,900, an increase of $10,700 from the first quarter 2002 which had net income of $422,200. Revenue increased by $191,000 or 5% to $3,897,000 from $3,706,000 in the same period last year. Operating expense increased by $270,000 or 10%, to $3,074,000 from $2,804,000 in the same period last year. Operating income decreased by $79,000, or 9% to $823,000 from $902,000 in the same period last year.

Operating income decreased $159,000 in the first quarter 2003 due to the Company's railroad operations. The decrease from the railroads is the result of increased revenue of $55,000 offset by increased operating expenses of $214,000, primarily from increased maintenance of way expense and also increased transportation expense as further discussed below. In addition, operating income was increased approximately $103,000 in the first quarter 2003 by the Company's equipment leasing operations, primarily from an increase in revenue from the utilization of its railcar fleet by non-affiliated railroads. In addition, corporate support services decreased operating income by approximately $22,000 in the period resulting primarily from a $69,000 increase in health costs related to claims incurred under the Company's self-funded health plan, which offset other administrative expense reductions from decreased payroll for support services.

Revenue:

Revenue increased in the first quarter 2003 by $191,000, or 5%, to $3,897,000 from $3,706,000 in the same period last year. The railroad operations increased revenue by approximately $55,000 in the period. The equipment leasing operations had a $135,000 increase in revenue in the period resulting primarily from increased revenue from the utilization of its railcar fleet by non-affiliated railroads. Corporate services increased revenue approximately $1,000 in the quarter as a result of subscription sales to its publication The Short Line.

Operating Expense:

Operating expense increased in the first quarter 2003 by $270,000 or 10%, to $3,074,000 from $2,804,000 in the prior year. The railroad operations increased operating expense by approximately $214,000 in the period primarily from increased maintenance of way expense and also increased transportation expense as further discussed below. The equipment leasing operations increased operating expense approximately $32,000, primarily from increased maintenance expenses associated with its railcar and locomotive fleet. In addition, corporate support services increased operating expense by approximately $24,000 in the period resulting primarily from a $69,000 increase in health costs related to claims incurred under the Company's self-funded health plan, which offset other administrative expense reductions from decreased payroll for support services.

Maintenance of way and structure expense (MOW) includes all expenses related to track maintenance; including payroll, track materials, signal maintenance, vegetation control, and bridge maintenance. Maintenance of way and structures expense (MOW) increased $69,000 or 30% to $304,000 from $235,000 in the same period last year. Railroad operations had an increase of $71,000 of MOW primarily resulting from increased track materials purchased and switch point maintenance. Corporate services decreased MOW by $2,000.

Maintenance of equipment expense (MOE) includes expenses related to railcar repair expenses for both foreign and Company owned railcars; including payroll, car repair parts, processing fees for Company owned railcars, and also maintenance to Company owned vehicles. Maintenance of equipment expense (MOE) decreased $17,000, or 6% to $355,000 from $372,000 in the same period last year. The equipment leasing operations had an increase in MOE of approximately $6,000 associated with maintaining the Company's railcar fleet. The railroad operations had decreased MOE of $13,000 as a result of increased payroll and material costs for repairs to foreign rail cars. In addition, MOE was decreased $10,000 from corporate support services as a result of decreased payroll for support services.

Transportation expense (TRAN) includes expenses related to train movement operations including payroll, locomotive fuel and supplies expense, repair expenses to Company owned locomotives, car hire expense, derailment expense, lading and damage claims, switching services purchased, and joint facility expenses with other carriers. Transportation expense (TRAN) increased $186,000, or 28% to $855,000 from $669,000 in the same period last year. The railroad operations had increased TRAN of $165,000. This increase is the result of the Company's decision to fill all available locomotive fuel tanks due to anticipated increases in the price of diesel fuel as a result of the war. Prior to this action, the fuel tanks in Company locomotives were kept at levels approximately 50% of the fuel tank capacity. In the future, the Company locomotives will continue to be refueled to full capacity. The equipment leasing operations had a $28,000 increase in TRAN as a result of increased costs associated with maintaining the Company's locomotive fleet. In addition, TRAN was decreased $7,000 from corporate support services resulting from reduced usage of the corporate plane.

General  &  administration  expense  (ADMIN)  includes  general  manger  payroll expenses, legal expenses, bad debt expense related to interline settlements, liability insurance, utilities, postage and freight, real estate taxes, dues, licenses and fees, vehicle insurance, freight to move company owned railcars and locomotives, health and dental insurance expense, audit fees, printing, and corporate headquarters support service payroll for executive management, accounting, operations, marketing, real estate, legal, and other support staff. General & administration expense (ADMIN) increased $1,000, to $1,015,000 from $1,014,000 in the same period last year. The railroad operations had a decrease of $34,000 in ADMIN expense in the period primarily as a result of reduced legal fees. The equipment leasing operations decreased ADMIN $7,000 as a result of decreased expenses related to repositioning the Company's railcar fleet.
Corporate support services increased ADMIN expense by $42,000 in the period resulting primarily from a $69,000 increase in health costs related to claims incurred under the Company's self-funded health plan, which offset other administrative expense reductions from decreased payroll for support services.

Depreciation and amortization expense increased $31,000 to $544,000 from $513,000 in the same period last year. The equipment leasing operations increased depreciation expense approximately $5,000 related to the acquisition of railcars and locomotives. The railroad operations increased depreciation $24,000, resulting primarily from 2002 track improvements to the Gettysburg & Northern Railroad Co. Corporate support services increased depreciation $2,000.

Other Income and Expense Income Statement Line Item Discussion:

In the first quarter 2003 other income and expense decreased $3,000 to $199,000 of income compared to $202,000 of income in the same period last year. Other income relates primarily to lease income for the use of railroad property. The Company continues to place a strong emphasis on identifying and collecting revenues from third parties occupying Company property. In addition to lease income, other income and expense includes revenues generated from scrap sales, and other miscellaneous non-operating revenues and expenses, primarily generated by the Company's railroad operations.

Interest expense related to equipment financing decreased $4,000 in the first quarter 2003 to $112,000 compared to $116,000 in the same period last year. Other interest expense, which primarily relates to the financing of the Company's railroad operations, decreased $18,000 to $131,000 from $149,000 in the prior year. These decreases are the result of the pay down of principal on outstanding financing agreements.

In the first quarter 2003 the Company had a gain from fixed asset dispositions of $6,000, primarily from the disposition of several railcars, compared to a loss on fixed asset dispositions of $11,000 in the same period last year.

Impact of New Accounting Pronouncements:

The Company is not aware of any recent accounting standard issued, but not yet required to be adopted by the Company, that would have a material effect on its financial position or results of operations. See Note 4 for further discussions.

Liquidity and Capital Resources:

The Company primarily uses cash generated from operations to fund working capital needs and relies on long-term financing for railcars, new operating subsidiaries, and other significant capital expenditures. The Company has working capital facilities totaling $1,100,000, all of which was available for use at the end of the first quarter 2003.

Long-term equipment financing has historically been readily available to the Company for its railcar acquisition program. The Company believes it will be able to continue obtaining long-term equipment financing should the need arise. The Company's plans for new debt in the foreseeable future is contingent upon new railroad acquisitions and increased needs and/or opportunities for railcars.

On July 1, 1995, the Company's stock split and warrant issuance became payable to shareholders. The 2 for 1 stock split increased the number of shares issued and outstanding from 2,099,142 to 4,198,284. At the same time shareholders became entitled to purchase an additional 4,198,284 shares through stock warrants issued by the Company as dividends. One warrant was issued for each share of common stock held after the split, entitling the holder to purchase 1 share of common stock for $2.00 per share. The shares purchased through the exercise of the warrants must be held for 1 year from date of purchase. As of March 31, 2003, a total of 68,766 warrants originally issued had been exercised to date and the Company realized $137,532 on the exercise of those warrants.

On June 26, 1996, the Company's shareholders approved a stock option plan permitting the issuance of 407,000 shares of common stock. Options granted under the plan are incentive based except for the options granted to the CEO whose options are non-qualified. The options became fully vested and exercisable as of July 1, 2001. The options are exercisable at prices ranging from $2.75 to $3.03, based upon the trading price on the date of the grant, in whole or in part within 10 years from the date of grant. As of March 31, 2003, a total of 155,000 options are outstanding under this plan.

In 1999, Pioneer Railcorp's Board of Directors authorized and approved the repurchase of up to one million shares (1,000,000) of the Company's common stock. As of March 31, 2003, a total of 120,305 shares had been repurchased at a cost of $171,743. The Company plans to continue buying back its common stock but believes the repurchase will be on a more limited scope then previously anticipated due to the capital requirements and the trading volume of the Company's stock.

The Company generally anticipates that the outcomes involving current legal proceedings will not materially affect the Company's consolidated financial position or results of operation. However, with respect to the Company's trackage rights dispute with a Class I railroad discussed in Part II, Item 1, the Company's management has made no provision for any estimated losses associated with respect to $660,000 of fees charged from March 1999 through May 2001 as it is not possible to ascertain the outcome of this matter. It is possible however, that an unfavorable outcome could have a material adverse effect on the Company's financial position and results of operations.

The Company believes its cashflow from operations and its available working capital credit lines, will be more than sufficient to meet liquidity needs through at least the next 12 months.

Balance Sheet and Cash Flow Items:

The Company's operating activities in the first quarter 2003 generated positive cash flow of $937,000, compared to positive cashflow of $755,000 in 2002. Net cash from operating activities for the first quarter 2003 was generated from $433,000 of net income, increased by $544,000 of depreciation and amortization, a decrease in accounts receivable of $55,000, a decrease in deferred taxes of $157,000, and an increase in income tax payable of $173,000. Net cash from operating activities was reduced in the period by a decrease in accounts payable of $212,000, a decrease in deferred revenue of $169,000 and a decrease in net cash of $226,000 from changes in various other operating assets and liabilities

In the first quarter 2003, the Company purchased and capitalized approximately $160,000 of fixed assets and capital improvements. The Company capitalized approximately $40,000 of track structure additions and improvements. Other capital expenditures in 2002 include approximately $48,000 for railcar and locomotive betterments, $24,000 for utility trucks, $42,0000 for bridge upgrades and $6,000 of various or equipment items. The capital expenditures were funded with working capital.

Item 4. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have concluded:

(a) Based on their evaluations as of a date within 90 days of the filing date of this report, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

(b) There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

The Company is presently involved in litigation surrounding trackage rights with a Class I railroad regarding fees charged between March 1999 and May 2001 by the Company for the Class I carrier's access to and usage of a segment of the Company's tracks as a means of gaining access to certain trackage owned by the Class I railroad. The Surface Transportation Board (STB), in a decision in June 2001, ruled that the Class I railroad could have access to and cross the Company's tracks in order to get to the branch line owned by the Class I railroad. The STB did not set compensation or other terms and conditions as part of its decision and ordered the two parties to negotiate terms and conditions, and ordered that if no agreement could be reached, that the STB would make a ruling. From March 1999 through May 2001, the Company charged the Class I railroad approximately $660,000 for access to the Company's track. From May 2001 through June, 2002, the Company did not charge the Class I railroad for access to the segment of the Company's track in question. In June 2002, the Washington, D.C. Circuit Court of Appeals vacated the June 2001 STB decision. On July 1, 2002, the Class I filed another petition with the STB requesting the Board to again grant it the right to use the Company's tracks and to set the terms of compensation, asserting different grounds than that set forth in the STB's original June 22, 2001 order that was vacated by the court. Since that time, the Company and the Class I railroad have been in discussions to resolve the trackage rights dispute, but no agreement has yet been reached. Per the Company's agreement, the Class I railroad commenced utilization of the segment of the Company's track on July 1, 2002 and currently pays the Company $125 per car for traffic on the segment of the track in question. The Company has charged $317,000 since July 1, 2002. By agreement of the two parties, these current fees are being accounted for as deferred revenue on the balance sheet pending final resolution of the matter. On May 9, 2003, the STB voted in an open hearing to again grant the Class I railroad trackage rights over the Company's tracks. No written decision was issued, but one is expected shortly. In its vote, the STB did not address the issue of past compensation but directed the parties to negotiate over the appropriate per car charge for the future use by the Class I of the trackage rights. The Company intends to continue to vigorously defend itself in this matter and is likely to appeal the STB's decision. As of March 31, 2003, it is not possible to ascertain the ultimate financial impact, if any, upon the Company. Management has made no provision for any estimated losses associated with this matter. In the event that the STB makes an unfavorable ruling against the Company with respect to the $660,000 of fees charged from March 1999 through May 2001, it is possible, however, that the outcome could have a material adverse effect on the Company's financial position and results of operations.

As of May 9, 2003, management and legal counsel are unable to determine what the outcome of the litigation may be and whether there will be any adverse or favorable financial consequences.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters  were  submitted to a vote of security  holders in the first  quarter
2003.

Item 5.   OTHER INFORMATION

None.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 99 - Certification

No reports were filed on Form 8-K during the first three months 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on it's behalf by the undersigned thereunto duly authorized.

PIONEER RAILCORP
(Registrant)


                              /s/ Guy L. Brenkman
       05/12/03               -------------------------
        DATE                  GUY L. BRENKMAN
                              PRESIDENT & CEO


                              /s/ J. Michael Carr
      05/12/03                -------------------------
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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

Date: May 12, 2003


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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and c)presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

Date: May 12, 2003


/s/ J. Michael Carr

-----------------------
J. Michael Carr
Chief Financial Officer