Form 10QSB
period 2003-06-30
PIONEER RAILCORP
filed 2003-08-08
CIK 796374

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            Quarterly Report Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

                       For the quarter ended June 30, 2003

                        Commission File Number 33-6658-C

                                Pioneer Railcorp

             (Exact name of Registrant as specified in its charter)

              Iowa                                               37-1191206
--------------------------------                             -------------------
(State or other jurisdiction of                              (IRS Employer ID #)
 incorporation or organization)

     1318 S. Johanson Rd Peoria, IL                                 61607
----------------------------------------                          ----------
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

                                    4,490,512
              -----------------------------------------------------
              (Shares of Common Stock outstanding on June 30, 2003)

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS



                        PIONEER RAILCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              Quarters and Six Months Ended June 30, 2003 and 2002
                                    UNAUDITED

                                                   Three Months   Three Months    Six Months     Six Months
                                                       Ended          Ended          Ended         Ended
                                                   June 30, 2003  June 30, 2002  June 30, 2003  June 30, 2002
                                                   ----------------------------------------------------------
Operating revenue ...............................   $ 3,827,353    $ 3,751,538    $ 7,724,005    $ 7,457,062
                                                    --------------------------------------------------------
Operating expenses
   Maintenance of way ...........................       315,794        309,435        619,947        544,414
   Maintenance of equipment .....................       374,936        334,757        730,175        706,927
   Transportation expense .......................       729,651        666,333      1,584,805      1,335,597
   Administrative expense .......................     1,051,069      1,075,271      2,066,566      2,089,712
   Depreciation  & amortization .................       546,117        503,722      1,089,667      1,016,804
                                                    --------------------------------------------------------
                                                      3,017,567      2,889,518      6,091,160      5,693,454
                                                    --------------------------------------------------------

Operating income ................................       809,786        862,020      1,632,845      1,763,608
                                                    --------------------------------------------------------
Other income & expense
   Other (income) expense .......................       (56,112)       (57,173)      (255,495)      (259,651)
   Interest expense, equipment ..................        99,096        121,414        211,151        237,567
   Interest expense, other ......................       131,864        145,455        262,801        294,575
   Net (gain) loss on sale of fixed assets ......         6,188        (12,049)            33           (781)
                                                    --------------------------------------------------------
                                                        181,036        197,647        218,490        271,710
                                                    --------------------------------------------------------

Income before income taxes ......................       628,750        664,373      1,414,355      1,491,898

Provision for income taxes ......................       264,000        295,000        594,000        669,000
                                                    --------------------------------------------------------

Income before minority interest in preferred
   stock dividends of consolidated subsidiaries .   $   364,750    $   369,373    $   820,355    $   822,898

Minority interest in preferred stock dividends of
    consolidated subsidiaries ...................   $    22,659    $    31,308    $    45,318    $    62,616
                                                    --------------------------------------------------------

Net income ......................................   $   342,091    $   338,065    $   775,037    $   760,282
                                                    ========================================================

Basic earnings per common share .................   $      0.08    $      0.07    $      0.17    $      0.17
                                                    ========================================================

Diluted earnings per common share ...............   $      0.08    $      0.07    $      0.17    $      0.17
                                                    ========================================================

Cash dividends per common share .................   $    0.0000    $    0.0000    $    0.0000    $    0.0000
                                                    ========================================================

See notes to unaudited consolidated financial statements

                        PIONEER RAILCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2003 and DECEMBER 31, 2002
                                    UNAUDITED

                                                          June 30,      December 31,
                                                            2003            2002
                                                        ----------------------------
ASSETS
Current Assets
   Cash .............................................   $    854,191    $  1,148,461
   Accounts receivable, less allowance
     for doubtful accounts 2003 $20,783; 2002 $27,481      3,172,879       3,041,573
   Inventories ......................................        305,835         287,763
   Prepaid expenses .................................        192,890         214,606
   Income tax refund claims .........................        333,041         337,419
   Deferred taxes ...................................         12,000          12,000
                                                        ----------------------------
        Total current assets ........................      4,870,836       5,041,822

Investments, cash value of life insurance ...........        230,693         214,627

Property and Equipment less accumulated
  depreciation 2003 $13,133,271; 2002 $12,066,096 ...     27,453,448      27,793,573

Other assets ........................................        448,693         161,833

Goodwill ............................................      1,017,430       1,017,430
                                                        ----------------------------

Total assets ........................................   $ 34,021,100    $ 34,229,285
                                                        ============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Current maturities of long-term debt .............   $  2,781,111    $  2,716,801
   Notes payable ....................................              0          91,816
   Accounts payable .................................      2,293,218       2,346,751
   Income tax payable ...............................        229,975               0
   Accrued liabilities ..............................        595,838         950,968
                                                        ----------------------------
        Total current liabilities ...................      5,900,142       6,106,336
                                                        ----------------------------

Long-term debt, net of current maturities ...........     10,649,095      11,911,244
                                                        ----------------------------

Deferred revenue ....................................      2,270,511       2,027,811
                                                        ----------------------------

Deferred income taxes ...............................      5,920,025       5,637,000
                                                        ----------------------------

Minority interest in subsidiaries ...................        743,000         751,000
                                                        ----------------------------

Stockholders' Equity
   Common stock .....................................          4,612           4,612
   In Treasury 2003 122,005 shares; 2002 99,005 .....           (122)            (99)
                                                        ----------------------------
   Outstanding 2003 4,490,512; 2002 4,513,512 .......          4,490           4,513
   Additional paid-in capital .......................      2,009,441       2,009,441
   Retained earnings ................................      6,524,396       5,781,940
                                                        ----------------------------
        Total stockholders' equity ..................      8,538,327       7,795,894
                                                        ----------------------------

Total liabilities and stockholders' equity ..........   $ 34,021,100    $ 34,229,285
                                                        ============================

See notes to unaudited consolidated financial statements

                        PIONEER RAILCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  First Six Months Ended June 30, 2003 and 2002
                                    UNAUDITED

                                                                 First Six Months
                                                                2003          2002
                                                            --------------------------
Cash Flows From Operating Activities:
  Net income ............................................   $   775,037    $   760,282
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Minority interest in preferred stock dividends of
      consolidated subsidiaries .........................        45,318         62,616
    Depreciation and amortization .......................     1,089,667      1,016,804
    Increase in cash value life insurance ...............       (16,066)       (15,701)
    (Gain) loss on sale of property & equipment .........            33           (781)
    Deferred taxes ......................................       283,025              0
    Change in assets and liabilities, net of effects from
      acquisition of subsidiaries
      (Increase) decrease accounts receivable ...........      (131,306)       364,652
      (Increase) decrease inventories ...................       (18,072)          (965)
      (Increase) decrease prepaid expenses ..............        21,716       (164,631)
      (Increase) decrease other assets ..................      (288,858)             0
      Increase (decrease) accounts payable ..............       (53,533)      (744,268)
      (Increase) decrease income tax refund claims ......         4,378              0
      Increase (decrease) income tax payable ............       229,975        444,260
      Increase (decrease) deferred revenue ..............       242,700        786,034
      Increase (decrease) accrued liabilities ...........      (355,130)      (286,414)
                                                            --------------------------
         Net cash provided by operating activities ......     1,828,884      2,221,888
                                                            --------------------------

Cash Flows From Investing Activities:
  Proceeds from sale of property & equipment ............        94,379         23,700
  Purchase of property & equipment ......................      (841,950)    (1,527,426)
                                                            --------------------------
         Net cash (used in) investing activities ........      (747,571)    (1,503,726)
                                                            --------------------------

Cash Flows From Financing Activities:
  Proceeds from short-term borrowings ...................             0      1,080,354
  Proceeds from long-term borrowings ....................     1,232,082        256,660
  Payments on short-term borrowings .....................       (91,816)      (588,713)
  Payments on long-term borrowings ......................    (2,429,921)    (1,093,961)
  Repurchase of minority interest .......................        (8,000)        (7,000)
  Purchase of common stock for treasury .................       (32,610)           (62)
  Preferred stock dividend payments to minority interest        (45,318)       (62,616)
                                                            --------------------------
         Net cash (used in) financing activities ........    (1,375,583)      (415,338)
                                                            --------------------------

Net increase (decrease) in cash .........................      (294,270)       302,824
Cash, beginning of period ...............................     1,148,461        976,678
                                                            --------------------------

Cash, end of period .....................................   $   854,191    $ 1,279,502
                                                            =========================

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

                                                                            Quarter Ended
                                                                  ----------------------------------
                                                                  June 30, 2003        June 30, 2002
                                                                  ----------------------------------
Net income:
  As reported ..................................................    $  342,091           $  338,065
  Deduct: Stock based compensation expense determined
    under fair value based method for all awards, net of
    tax effect .................................................            --                   --
  Proforma .....................................................    $  342,091           $  338,065
                                                                    ===============================

Basic earnings per common share:
  As reported ..................................................    $     .08            $      .07
  Proforma .....................................................    $     .08            $      .07

Diluted earnings per common share:
  As reported ..................................................    $     .08            $      .07
  Proforma .....................................................    $     .08            $      .07

                                                                           Six Months Ended
                                                                  ----------------------------------
                                                                  June 30, 2003        June 30, 2002
                                                                  ----------------------------------
Net income:
  As reported ..................................................    $  775,037           $  760,282
  Deduct: Stock based compensation expense determined
    under fair value based method for all awards, net of
    tax effect .................................................            --                   --
                                                                    -------------------------------
  Proforma .....................................................    $  775,037           $  760,282
                                                                    ===============================

Basic earnings per common share:
  As reported ..................................................    $      .17           $      .17
  Proforma .....................................................    $      .17           $      .17

Diluted earnings per common share:
  As reported ..................................................    $      .17           $      .17
  Proforma .....................................................    $      .17           $      .17

NOTE 3. CONTINGENCIES

As of the date of this Form 10-QSB, management is not aware of any incident which is likely to result in a liability that would materially affect the Company's consolidated financial position or results of operation. Readers should make reference to Part II, Item 1 of this 10-QSB, regarding contingencies surrounding a switching revenue dispute between the Keokuk Junction Railway Co. and the Burlington Northern Santa Fe Railway for revenues generated by the Company between March 1, 1999 and May 1, 2001 of approximately $660,000.

NOTE 4. ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations." FASB No. 143 amends FASB No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies." It addresses financial accounting and reporting for obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs, and is effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 did not have a material impact on the Company's June 30, 2003 consolidated financial statements and is not expected to have a material impact on the Company's future consolidated financial statements.

In January 2003, FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FASB Interpretation No. 46), was issued. It clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which the equity investors do not have a controlling financial interest or do not have sufficient equity at risk. FASB Interpretation No. 46 is effective on January 31, 2003, for entities acquired after such date. The effective date for entities acquired on or before January 31, 2003 is July 1, 2003. The Company has not completed its full assessment of the effects of FASB Interpretation No. 46, however its adoption is not expected to have a material impact upon the Company's future consolidated financial statements.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. SFAS 150 is effective for financial instruments issued or modified after May 31, 2003, and effective for periods beginning after December 31, 2003 for all other instruments. Management does not anticipate that the adoption of this statement will have any effect on the Company's financial statements.

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

                                                           Second Quarter
                                                     ---------------------------
                                                         2003            2002
                                                     ---------------------------
Revenues from external customers
   Railroad operations ...........................   $ 3,089,434    $ 2,941,328
   Equipment leasing operations ..................       735,223        808,224
   Corporate support services ....................         2,696          1,986
                                                     --------------------------
      Total revenues from external customers .....     3,827,353    $ 3,751,538
                                                     ==========================

Intersegment revenues
   Railroad operations ...........................   $         0    $         0
   Equipment leasing operations ..................        99,600         99,600
   Corporate support services ....................     1,610,660      1,530,195
                                                     --------------------------
      Total intersegment revenues ................   $ 1,710,260    $ 1,629,795
                                                     ==========================

Segment profit
   Railroad operations ...........................   $ 1,361,360    $ 1,314,167
   Equipment leasing operations ..................       326,296        431,794
   Corporate support services ....................       832,390        745,854
                                                     --------------------------
      Total segment profit .......................     2,520,046      2,491,815

Reconciling items
    Intersegment revenues ........................    (1,710,260)    (1,629,795)
    Income taxes .................................      (264,000)      (295,000)
    Minority interest ............................       (22,659)       (31,308)
    Other income(expense), net ...................      (181,036)      (197,647)
                                                     -------------------------
       Total consolidated net income .............   $   342,091    $   338,065
                                                     ==========================

                                                           First Six Months
                                                         2003            2002
                                                     ---------------------------
Revenues from external customers
   Railroad operations ...........................   $ 6,095,875    $ 5,892,858
   Equipment leasing operations ..................     1,620,198      1,558,356
   Corporate support services ....................         7,932          5,848
                                                     --------------------------
      Total revenues from external customers .....   $ 7,724,005    $ 7,457,062
                                                     ==========================

Intersegment revenues
   Railroad operations ...........................   $         0    $         0
   Equipment leasing operations ..................       199,200        199,200
   Corporate support services ....................     3,016,690      2,934,592
                                                     --------------------------
      Total intersegment revenues ................   $ 3,215,890    $ 3,133,792
                                                     ==========================

Segment profit
   Railroad operations ...........................   $ 2,522,040    $ 2,633,793
   Equipment leasing operations ..................       826,843        829,714
   Corporate support services ....................     1,499,852      1,433,893
                                                     --------------------------
      Total segment profit .......................     4,848,735      4,897,400

Reconciling items
    Intersegment revenues ........................    (3,215,890)    (3,133,792)
    Income taxes .................................      (594,000)      (669,000)
    Minority interest ............................       (45,318)       (62,616)
    Other income(expense), net ...................      (218,490)      (271,710)
                                                     --------------------------
       Total consolidated net income .............   $   775,037    $   760,282
                                                     ==========================

Note 6. EARNINGS PER COMMON SHARE

Following is information about the computation of the earnings per share(EPS) data for the quarters ended June 30, 2003 and 2002:

                                                       For the Quarter Ended June 30, 2003
                                                     ---------------------------------------
                                                       Income         Shares       Per-Share
                                                     (Numerator)   (Denominator)     Amount
                                                     ---------------------------------------
Basic EPS

Income available to common stockholders ...........   $ 342,091      4,491,348      $   0.08
                                                                                    ========
Effect of Diluted Securities
Employee stock options ............................          --            --
                                                      --------------------------------------
Diluted EPS
Income available to common stockholders
    plus assumed conversions ......................   $ 342,091     4,491,348       $   0.08
                                                      ======================================


                                                       For the Quarter Ended June 30, 2002
                                                     ---------------------------------------
                                                       Income         Shares       Per-Share
                                                     (Numerator)   (Denominator)     Amount
                                                     ---------------------------------------
Basic EPS
Income available to common stockholders ...........   $ 338,065     4,528,427       $   0.07
                                                                                    ========
Effect of Diluted Securities
Employee stock options ............................          --            --
                                                      --------------------------------------
Diluted EPS
Income available to common stockholders
    plus assumed conversions ......................   $ 338,065     4,528,427       $   0.07
                                                      ======================================

Following is information about the computation of the earnings per share(EPS) data for the six months ended June 30, 2003 and 2002:

                                                      For the Six Months Ended June 30, 2003
                                                     ---------------------------------------
                                                       Income         Shares       Per-Share
                                                     (Numerator)   (Denominator)     Amount
                                                     ---------------------------------------
Basic EPS

Income available to common stockholders ..........   $ 775,037      4,500,206      $   0.17
                                                                                   ========
Effect of Diluted Securities
Employee stock options ...........................          --             --
                                                     ------------------------
Diluted EPS
Income available to common stockholders
    plus assumed conversions .....................   $ 775,037      4,500,206      $   0.17
                                                                                   ========


                                                     For the Six Months Ended June 30, 2003
                                                     ---------------------------------------
                                                       Income         Shares       Per-Share
                                                     (Numerator)   (Denominator)     Amount
                                                     ---------------------------------------
Basic EPS
Income available to common stockholders ...........  $ 760,282      4,528,470      $   0.17
                                                                                   ========
Effect of Diluted Securities
Employee stock options ............................         --             --
                                                     --------------------------------------
Diluted EPS
Income available to common stockholders
    plus assumed conversions ......................  $ 760,282      4,528,470      $   0.17
                                                     ======================================

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

Summary: Second Quarter 2003 Compared to Second Quarter 2002

The Company's net income in the second quarter 2003 was $342,000, an increase of $4,000 from the second quarter 2002 which had net income of $338,000. Revenue increased by $75,000 or 2% to $3,827,000 from $3,752,000 in the same period last year. Operating expense increased by $128,000 or 4%, to $3,018,000 from $2,890,000 in the same period last year. Operating income decreased by $52,000, or 6% to $810,000 from $862,000 in the same period last year.

The decrease in operating income of $52,000 in the second quarter 2003 was primarily due to the Company's equipment leasing operations. The equipment leasing operations had a $105,000 decrease in operating income resulting from a $73,000 decrease related to the utilization of its railcar and locomotive fleet, increased maintenance expense of $21,000 and other operating expense increases of $11,000. The railroad operations increased operating income $47,000 in the quarter from increased revenue of $148,000 offset by increased operating expenses of $101,000, as further discussed below. In addition, corporate support services increased operating income by approximately $6,000 in the period.

Revenue:

Revenue increased in the second quarter 2003 by $75,000, or 2%, to $3,827,000 from $3,752,000 in the same period last year. Railroad operations generate operating revenue for the Company by hauling freight, performing railcar repairs, storing railcars, and performing miscellaneous contract services. The railroad operations increased revenue by approximately $148,000 in the period resulting primarily from increased freight revenues. The equipment leasing operations had a $73,000 decrease in revenue in the period resulting from decreased revenue from the utilization of its railcar and locomotive fleet by non-affiliated railroads.

Operating Expense:

Operating expense increased in the second quarter 2003 by $128,000 or 4%, to $3,018,000 from $2,890,000 in the prior year. The railroad operations increased operating expense by approximately $101,000 in the period primarily from increased maintenance of equipment expense and also increased transportation expense as further discussed below. The equipment leasing operations increased operating expense approximately $32,000, primarily from increased maintenance expenses associated with its railcar and locomotive fleet and also increased depreciation expense. Corporate support services decreased operating expense by approximately $5,000 in the period.

Maintenance of way and structure expense (MOW) includes all expenses related to track maintenance; including payroll, track materials, signal maintenance, vegetation control, and bridge maintenance. Maintenance of way and structures expense (MOW) had a slight increase of $7,000, or 2%, to $316,000 from $309,000 in the same period last year, most of which was attributable to the railroad operations.

Maintenance of equipment expense (MOE) includes expenses related to railcar repair expenses for both foreign and Company owned railcars; including payroll, car repair parts, processing fees for Company owned railcars, and also maintenance to Company owned vehicles. Maintenance of equipment expense (MOE) increased $40,000, or 12%, to $375,000 from $335,000 in the same period last year. The equipment leasing operations had an increase in MOE of approximately $5,000 associated with maintaining the Company's railcar fleet. The railroad operations had increased MOE of $18,000 as a result of increased payroll and material costs for repairs to foreign rail cars. In addition, MOE was increased $17,000 from corporate support services as a result of increased payroll for mechanical support services for the Company's equipment and also to unaffiliated entities who have entered into full service locomotive leases with the Company.

Transportation expense (TRAN) includes expenses related to train movement operations including payroll, locomotive fuel and supplies expense, repair expenses to Company owned locomotives, car hire expense (the cost for use of a non-affiliated railcar), derailment expense, lading and damage claims, switching services purchased, and joint facility expenses with other carriers. Transportation expense (TRAN) increased $64,000, or 10%, to $730,000 from $666,000 in the same period last year. The railroad operations had increased TRAN of $47,000 mostly related to increased wages and some increases in fuel and carhire. The equipment leasing operations had a $14,000 increase in TRAN as a result of increased costs associated with maintaining the Company's locomotive fleet. In addition, TRAN was increased $3,000 from corporate support services.

General & administration expense (ADMIN) includes general manager payroll expenses, legal expenses, bad debt expense related to interline settlements, liability insurance, utilities, postage and freight, real estate taxes, dues, licenses and fees, vehicle insurance, freight to move company owned railcars and locomotives, health and dental insurance expense, audit fees, printing, and corporate headquarters support service payroll for executive management, accounting, operations, marketing, real estate, legal, and other support staff. General & administration expense (ADMIN) decreased $24,000, or 2%, to $1,051,000 from $1,075,000 in the same period last year. The railroad operations had a slight increase of only $1,000 in ADMIN expense in the period. The equipment leasing operations slightly decreased ADMIN $3,000 as a result of decreased expenses related to repositioning the Company's railcar fleet. Corporate support services decreased ADMIN expense by $22,000 in the period resulting primarily from reductions from decreased payroll for support services, a decrease in professional services fees, and a decrease in health insurance costs.

Depreciation and amortization expense increased $42,000, or 8%, to $546,000 from $504,000 in the same period last year. The equipment leasing operations increased depreciation expense approximately $16,000 related to the acquisition of railcars and locomotives. The railroad operations increased depreciation $30,000, resulting primarily from 2002 track improvements to the Gettysburg & Northern Railroad Co. Corporate support services decreased depreciation $4,000.

Other Income and Expense Income Statement Line Item Discussion:

In the second quarter 2003 other income and expense decreased $1,000, or 2%, to $56,000 of income compared to $57,000 of income in the same period last year. Other income relates primarily to lease income for the use of railroad property. The Company continues to place a strong emphasis on identifying and collecting revenues from third parties occupying Company property. In addition to lease income, other income and expense includes revenues generated from scrap sales, and other miscellaneous non-operating revenues and expenses, primarily generated by the Company's railroad operations.

Interest expense related to equipment financing decreased $22,000, or 18%, in the second quarter 2003 to $99,000 compared to $121,000 in the same period last year. Other interest expense, which primarily relates to the financing of the Company's railroad operations, decreased $13,000, or 10%, to $132,000 from $145,000 in the prior year. These decreases are the result of the pay down of principal on outstanding financing agreements.

In the second quarter 2003 the Company had a loss from fixed asset dispositions of $6,000, primarily from the disposition of several railcars, compared to a gain on fixed asset dispositions of $12,000 in the same period last year, resulting in a net decrease of $18,000 when comparing periods.

Summary: First Six Months 2003 Compared to First Six Months 2002

The Company's net income in the first six months 2003 was $775,000, an increase of $15,000 from the first six months 2002 which had net income of $760,000. Revenue increased by $267,000 or 4% to $7,724,000 from $7,457,000 in the same period last year. Operating expense increased by $398,000 or 7%, to $6,091,000 from $5,693,000 in the same period last year. Operating income decreased by $131,000, or 7% to $1,633,000 from $1,764,000 in the same period last year.

Operating income from the Company's railroad operations decreased $112,000 in the first six months 2003 primarily due to the first quarter results. The decrease from the railroads is a result of increased revenue of $203,000 offset by increased operating expenses of $315,000, primarily from increased maintenance of way expense and increased transportation expense. The equipment leasing operations had a slight decrease in operating income of $3,000. In addition, corporate support services decreased operating income by approximately $16,000 in the period resulting primarily from a $69,000 increase in health costs related to claims incurred under the Company's self-funded health plan, which offset other administrative expense reductions from decreased payroll for support services.

Revenue:

Revenue increased in the first six months 2003 by $267,000, or 4%, to $7,724,000 from $7,457,000 in the same period last year. Railroad operations generate operating revenue for the Company by hauling freight, performing railcar repairs, storing railcars, and performing miscellaneous contract services. The railroad operations increased revenue by approximately $203,000 in the period resulting primarily from increased freight revenues. The equipment leasing operations had a $61,000 increase in revenue in the period resulting from increased revenue of $89,000 from the utilization of its railcar and locomotive fleet by non-affiliated railroads offset by a decrease in revenue from equipment leases to non-affiliated entities of $21,000 and a decrease in miscellaneous contract service billing of $7,000. Corporate support services had a slight increase in revenue of $3,000 in the period.

Operating Expense:

Operating expense increased in the first six months 2003 by $398,000, or 7%, to $6,091,000 from $5,693,000 in the prior year. The railroad operations increased operating expense by approximately $315,000 in the period primarily from increased maintenance of way expense and increased transportation expense. The equipment leasing operations increased operating expense approximately $64,000, primarily from increased maintenance expenses associated with its railcar and locomotive fleet and also increased depreciation expense. Corporate support services increased operating expense by approximately $19,000 in the period primarily from a $69,000 increase in health costs related to claims incurred under the Company's self-funded health plan, which offset other administrative expense reductions from decreased payroll for support services.

Maintenance of way and structure expense (MOW) includes all expenses related to track maintenance; including payroll, track materials, signal maintenance, vegetation control, and bridge maintenance. Maintenance of way and structures expense (MOW) had increased $76,000, or 14%, to $620,000 from $544,000 in the same period last year, most of which was attributable to the railroad operations.

Maintenance of equipment expense (MOE) includes expenses related to railcar repair expenses for both foreign and Company owned railcars; including payroll, car repair parts, processing fees for Company owned railcars, and also maintenance to Company owned vehicles. Maintenance of equipment expense (MOE) increased $23,000, or 3%, to $730,000 from $707,000 in the same period last year. The equipment leasing operations had an increase in MOE of approximately $11,000 associated with maintaining the Company's railcar fleet. The railroad operations had increased MOE of $5,000 as a result of increased payroll and material costs for repairs to foreign rail cars. In addition, MOE was increased $7,000 from corporate support services as a result of increased payroll for mechanical support services for the Company's equipment and also to unaffiliated entities who have entered into full service locomotive leases with the Company.

Transportation expense (TRAN) includes expenses related to train movement operations including payroll, locomotive fuel and supplies expense, repair expenses to Company owned locomotives, car hire expense (the cost for use of a non-affiliated railcar), derailment expense, lading and damage claims, switching services purchased, and joint facility expenses with other carriers. Transportation expense (TRAN) increased $249,000, or 19%, to $1,585,000 from $1,336,000 in the same period last year. The railroad operations had increased TRAN of $211,000 mostly related to increased fuel and carhire costs. The equipment leasing operations had a $42,000 increase in TRAN as a result of increased costs associated with maintaining the Company's locomotive fleet. In addition, TRAN was decreased $4,000 from corporate support services resulting from reduced usage of the corporate plane.

General & administration expense (ADMIN) includes general manager payroll expenses, legal expenses, bad debt expense related to interline settlements, liability insurance, utilities, postage and freight, real estate taxes, dues, licenses and fees, vehicle insurance, freight to move company owned railcars and locomotives, health and dental insurance expense, audit fees, printing, and corporate headquarters support service payroll for executive management, accounting, operations, marketing, real estate, legal, and other support staff. General & administration expense (ADMIN) decreased $23,000, or 1%, to $2,067,000 from $2,090,000 in the same period last year. The railroad operations had a decrease of $34,000 in ADMIN expense in the period. The equipment leasing operations had decreased ADMIN of $10,000 as a result of decreased expenses related to repositioning the Company's railcar fleet. Corporate support services increased ADMIN expense by $21,000 in the period resulting primarily from a $69,000 increase in health costs related to claims incurred under the Company's self-funded health plan, which offset other administrative expense reductions from decreased payroll for support services.

Depreciation and amortization expense increased $73,000, or 7%, to $1,090,000 from $1,017,000 in the same period last year. The equipment leasing operations increased depreciation expense approximately $21,000 related to the acquisition of railcars and locomotives. The railroad operations increased depreciation $57,000, resulting primarily from 2002 track improvements to the Gettysburg & Northern Railroad Co. Corporate support services decreased depreciation $5,000.

Other Income and Expense Income Statement Line Item Discussion:

In the first six months 2003 other income and expense decreased $4,000, or 2%, to $255,000 of income compared to $259,000 of income in the same period last year. Other income relates primarily to lease income for the use of railroad property. The Company continues to place a strong emphasis on identifying and collecting revenues from third parties occupying Company property. In addition to lease income, other income and expense includes revenues generated from scrap sales, and other miscellaneous non-operating revenues and expenses, primarily generated by the Company's railroad operations.

Interest expense related to equipment financing decreased $27,000, or 11%, in the first six months 2003 to $211,000 compared to $238,000 in the same period last year. Other interest expense, which primarily relates to the financing of the Company's railroad operations, decreased $32,000, or 11%, to $263,000 from $295,000 in the prior year. These decreases are the result of the pay down of principal on outstanding financing agreements.

In both the first six months 2003 and 2002 the Company had an immaterial gain and loss from fixed asset dispositions.

Impact of New Accounting Pronouncements:

The Company is not aware of any recent accounting standard issued, but not yet required to be adopted by the Company, that would have a material effect on its financial position or results of operations. See Note 4 for further discussions.

Liquidity and Capital Resources:

The Company primarily uses cash generated from operations to fund working capital needs and relies on long-term financing for railcars, new operating subsidiaries, and other significant capital expenditures. The Company has working capital facilities totaling $1,100,000, all of which was available for use at the end of the second quarter 2003.

Long-term equipment financing has historically been readily available to the Company for its railcar acquisition program. The Company believes it will be able to continue obtaining long-term equipment financing should the need arise. The Company's plans for new debt in the foreseeable future is contingent upon new railroad acquisitions and increased needs and/or opportunities for railcars.

On July 1, 1995, the Company's stock split and warrant issuance became payable to shareholders. The 2 for 1 stock split increased the number of shares issued and outstanding from 2,099,142 to 4,198,284. At the same time shareholders became entitled to purchase an additional 4,198,284 shares through stock warrants issued by the Company as dividends. One warrant was issued for each share of common stock held after the split, entitling the holder to purchase 1 share of common stock for $2.00 per share. The shares purchased through the exercise of the warrants must be held for 1 year from date of purchase. As of June 30, 2003, a total of 68,766 warrants originally issued had been exercised to date and the Company realized $137,532 on the exercise of those warrants.

On June 26, 1996, the Company's shareholders approved a stock option plan permitting the issuance of 407,000 shares of common stock. Options granted under the plan are incentive based except for the options granted to the CEO whose options are non-qualified. The options became fully vested and exercisable as of July 1, 2001. The options are exercisable at prices ranging from $2.75 to $3.03, based upon the trading price on the date of the grant, in whole or in part within 10 years from the date of grant. As of June 30, 2003, a total of 155,000 options are outstanding under this plan.

In 1999, Pioneer Railcorp's Board of Directors authorized and approved the repurchase of up to one million shares (1,000,000) of the Company's common stock. As of June 30, 2003, a total of 122,050 shares had been repurchased at a cost of $174,338. The Company plans to continue buying back its common stock but believes the repurchase will be on a more limited scope then previously anticipated due to the capital requirements and the trading volume of the Company's stock.

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

Balance Sheet and Cash Flow Items:

The Company's operating activities in the first six months 2003 generated positive cash flow of $1,829,000, compared to positive cash flow of $2,222,000 in 2002. Net cash from operating activities for the first six months 2003 was generated from $775,000 of net income, increased by $1,090,000 of depreciation and amortization, an increase in deferred taxes of $283,000, an increase in deferred revenue of $243,000, and an increase in income tax payable of $230,000. Net cash from operating activities was reduced in the period by a decrease in accounts payable of $54,000, an increase in accounts receivable of $131,000, a decrease in accrued liabilities of $355,000, and a decrease in net cash of $252,000 from changes in various other operating assets and liabilities

In the first six months 2003, the Company purchased and capitalized approximately $842,000 of fixed assets and capital improvements, including the purchase of 14 used locomotives for $590,000 and approximately $64,000 of track structure additions and improvements. Other capital expenditures in 2003 include approximately $72,000 for railcar and locomotive betterments, $39,000 for utility trucks and a backhoe, $42,000 for bridge upgrades and $35,000 of various or equipment items. The capital expenditures were funded with working capital, and the Company plans to obtain long term fixed rate financing for the locomotive purchase to replenish working capital of $590,000.

Item 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Companys disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The Company is presently involved in litigation surrounding trackage rights with a Class I railroad regarding fees charged between March 1999 and May 2001 by the Company for the Class I carrier's access to and usage of a segment of the Company's tracks as a means of gaining access to certain trackage owned by the Class I railroad. The Surface Transportation Board (STB), in a decision in June 2001, ruled that the Class I railroad could have access to and cross the Company's tracks in order to get to the branch line owned by the Class I railroad. The STB did not set compensation or other terms and conditions as part of its decision and ordered the two parties to negotiate terms and conditions, and ordered that if no agreement could be reached, that the STB would make a ruling. From March 1999 through May 2001, the Company charged the Class I railroad approximately $660,000 for access to the Company's track. From May 2001 through June, 2002, the Company did not charge the Class I railroad for access to the segment of the Company's track in question. In June 2002, the Washington, D.C. Circuit Court of Appeals vacated the June 2001 STB decision. On July 1, 2002, the Class I filed another petition with the STB requesting the Board to again grant it the right to use the Company's tracks and to set the terms of compensation, asserting different grounds than that set forth in the STB's original June 22, 2001 order that was vacated by the court. Since that time, the Company and the Class I railroad have been in discussions to resolve the trackage rights dispute, but no agreement has yet been reached. Per the Company's agreement, the Class I railroad commenced utilization of the segment of the Company's track on July 1, 2002 and currently pays the Company $125 per car for traffic on the segment of the track in question. The Company has charged $435,442 since July 1, 2002. By agreement of the two parties, these current fees are being accounted for as deferred revenue on the balance sheet pending final resolution of the matter. On May 9, 2003, the STB voted in an open hearing to again grant the Class I railroad trackage rights over the Company's tracks. No written decision was issued, but one is expected shortly. In its vote, the STB did not address the issue of past compensation but directed the parties to negotiate over the appropriate per car charge for the future use by the Class I of the trackage rights. The Company believes mutual progress is being made in the negotiations with the Class I railroad; nonetheless, the Company intends to continue to vigorously defend itself in this matter and appealed the STB's decision. As of June 30, 2003, it is not possible to ascertain the ultimate financial impact, if any, upon the Company. Management has made no provision for any estimated losses associated with this matter. In the event that the STB makes an unfavorable ruling against the Company with respect to the $660,000 of fees charged from March 1999 through May 2001, it is possible, however, that the outcome could have a material adverse effect on the Company's financial position and results of operations.

As of August 8, 2003, management and legal counsel are unable to determine what the outcome of the litigation may be and whether there will be any adverse or favorable financial consequences.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Shareholders was held on June 26, 2003 at the Company's headquarters in Peoria, Illinois. All five seats on the Board of Directors were up for election at this meeting. Directors Guy L. Brenkman, J. Michael Carr, Orvel L. Cox, J. Clifton T. Lopez, and John S. Fulton were elected for a one year term.

The vote totals for the Directors were as follows:

    Proposal                                         Votes For    Votes Withheld
--------------------------------------------------------------------------------

Nomination of Guy L. Brenkman
to the Board of Directors ....................       3,479,105        302,549

Nomination of Orvel L. Cox
to the Board of Directors ....................       3,727,134         54,520

Nomination of Clifton T. Lopez
to the Board of Directors ....................       3,697,201         84,453

Nomination of John S. Fulton
to the Board of Directors ....................       3,716,905         64,749

Nomination of J. Michael Carr
to the Board of Directors ....................       3,506,134        275,520

In addition to the election of the Board of Directors, shareholders ratified the appointment of McGladrey & Pullen, LLP, Certified Public Accountants, as the Company's independent public accountants for the coming year with 3,559,584 votes for and 241,974 votes against.

Item 5.   OTHER INFORMATION

None.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

Exhibit # 20 Proxy Statement used to solicit votes for the Annual Meeting of Shareholders, held June 26, 2003 and 2003 Annual Report to Stockholders
(incorporated by reference on form DEF 14A filed May 12, 2003.) Exhibit 99 - Certification

No reports were filed on Form 8-K during the first six months 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on it's behalf by the undersigned thereunto duly authorized.

PIONEER RAILCORP
(Registrant)





08/08/03                                             /s/ Guy L. Brenkman
--------                                             ---------------------------
  DATE                                               GUY L. BRENKMAN
                                                     PRESIDENT & CEO

08/08/03                                             /s/ J. Michael Carr
--------                                             ---------------------------
  DATE                                               J. MICHAEL CARR
                                                     TREASURER & CHIEF
                                                     FINANCIAL OFFICER