Form 10QSB
period 2003-09-30
PIONEER RAILCORP
filed 2003-11-12
CIK 796374

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            Quarterly Report Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

                    For the quarter ended September 30, 2003

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

                                    4,490,712
           ----------------------------------------------------------
           (Shares of Common Stock outstanding on September 30, 2003)

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS



                        PIONEER RAILCORP AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
           Quarters and Nine Months Ended September 30, 2003 and 2002
                                    UNAUDITED

                                                   Three Months          Three Months         Nine Months          Nine Months
                                                       Ended                 Ended                Ended                Ended
                                                 September 30, 2003    September 30, 2002  September 30, 2003  September 30, 2002
                                                 --------------------------------------------------------------------------------
Operating revenue ...............................   $  3,904,107          $  3,926,202        $ 11,628,112        $ 11,383,264
                                                    --------------------------------------------------------------------------

Operating expenses
   Maintenance of way ...........................        327,502              267,554              947,449             811,967
   Maintenance of equipment .....................        403,380              348,769            1,133,555           1,055,695
   Transportation expense .......................        890,792              826,618            2,475,597           2,162,215
   Administrative expense .......................      1,114,832            1,030,616            3,181,398           3,120,328
   Depreciation  & amortization .................        550,052              500,965            1,639,719           1,517,769
                                                    --------------------------------------------------------------------------
                                                       3,286,558            2,974,522            9,377,718           8,667,974
                                                    --------------------------------------------------------------------------

Operating income ................................        617,549              951,680            2,250,394           2,715,290
                                                    --------------------------------------------------------------------------

Other income & expense
   Other (income) expense .......................        (19,410)             (26,218)            (274,906)           (285,868)
   Interest expense, equipment ..................         90,542              118,128              301,694             355,695
   Interest expense, other ......................        131,799              150,368              394,600             444,943
   Net (gain) loss on sale of fixed assets ......              0               (7,812)                  33              (8,593)
                                                    --------------------------------------------------------------------------
                                                         202,931              234,466              421,421             506,177
                                                    --------------------------------------------------------------------------

Income before income taxes ......................        414,618              717,214            1,828,973           2,209,113

Provision for income taxes ......................        174,000             312,122               768,000             981,122
                                                    --------------------------------------------------------------------------

Income before minority interest in preferred
   stock dividends of consolidated subsidiaries .   $    240,618         $    405,092         $  1,060,973        $  1,227,991

Minority interest in preferred stock dividends of
    consolidated subsidiaries ...................   $     22,659         $     31,308         $     67,977        $     93,924
                                                    --------------------------------------------------------------------------


Net income ......................................   $    217,959         $    373,784         $    992,996        $  1,134,067
                                                    ==========================================================================

Basic earnings per common share .................   $       0.05         $       0.08         $       0.22        $       0.25
                                                    ==========================================================================

Diluted earnings per common share ...............   $       0.05         $       0.08         $       0.22        $       0.25
                                                    ==========================================================================

Cash dividends per common share .................   $       0.05         $       0.03         $       0.05        $       0.03
                                                    ==========================================================================

See notes to unaudited consolidated financial statements

                        PIONEER RAILCORP AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2003 and DECEMBER 31, 2002
                                    UNAUDITED

                                                        September 30,   December 31,
                                                            2003            2002
                                                        ----------------------------
ASSETS
Current Assets
   Cash .............................................   $  1,355,081    $  1,148,461
   Accounts receivable, less allowance
     for doubtful accounts 2003 $37,376; 2002 $27,481      3,148,460       3,041,573
   Inventories ......................................        354,631         287,763
   Prepaid expenses .................................        375,568         214,606
   Income tax refund claims .........................        333,041         337,419
   Deferred taxes ...................................         12,000          12,000
                                                        ----------------------------
        Total current assets ........................      5,578,781       5,041,822

Investments, cash value of life insurance ...........        238,727         214,627

Property and equipment less accumulated
  depreciation 2003 $13,682,323; 2002 $12,066,096 ...     27,050,260      27,793,573

Other assets ........................................        447,456         161,833

Goodwill ............................................      1,017,430       1,017,430
                                                        ----------------------------
Total assets ........................................   $ 34,332,654    $ 34,229,285
                                                        ============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Current maturities of long-term debt .............   $  2,931,954    $  2,716,801
   Notes payable ....................................        215,997          91,816
   Accounts payable .................................      2,306,096       2,346,751
   Income tax payable ...............................        320,975               0
   Accrued liabilities ..............................        599,060         950,968
                                                        ----------------------------
        Total current liabilities ...................      6,374,082       6,106,336
                                                        ----------------------------

Long-term debt, net of current maturities ...........     10,411,749      11,911,244
                                                        ----------------------------

Deferred revenue ....................................      2,246,985       2,027,811
                                                        ----------------------------

Deferred income taxes ...............................      6,003,025       5,637,000
                                                        ----------------------------

Minority interest in subsidiaries ...................        742,000         751,000
                                                        ----------------------------

Stockholders' Equity
   Common stock .....................................          4,612           4,612
   In Treasury 2003 122,005 shares; 2002 99,005 .....           (122)            (99)
                                                        ----------------------------
   Outstanding 2003 4,490,712; 2002 4,513,512 .......          4,490           4,513
   Additional paid-in capital .......................      2,009,841       2,009,441
   Retained earnings ................................      6,540,482       5,781,940
                                                        ----------------------------
        Total stockholders' equity ..................      8,554,813       7,795,894
                                                        ----------------------------
Total liabilities and stockholders' equity ..........   $ 34,332,654    $ 34,229,285
                                                        ============================

See notes to unaudited consolidated financial statements

                        PIONEER RAILCORP AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               First Nine Months Ended September 30, 2003 and 2002
                                    UNAUDITED

                                                                       First Nine Months
                        `                                         --------------------------
                                                                       2003         2002
                                                                  --------------------------
Cash Flows From Operating Activities
Net income ....................................................   $   992,996    $ 1,134,067
Adjustments to reconcile net income to net cash
provided by operating activities:
         Minority interest in preferred stock dividends of
           consolidated subsidiaries ..........................        67,977         93,924
         Depreciation and amortization ........................     1,639,719      1,517,769
         Increase in cash value life insurance ................       (24,100)       (24,220)
         (Gain) loss on sale of property & equipment ..........            33         (8,593)
         Deferred taxes .......................................       366,025              0
Change in assets and liabilities, net of effects from
         acquisition of subsidiaries
         (Increase) decrease accounts receivable ..............      (106,887)       237,229
         (Increase) decrease inventories ......................       (66,868)       (57,432)
         (Increase) decrease prepaid expenses .................      (160,962)       (76,378)
         (Increase) decrease other assets .....................      (288,620)             0
         Increase (decrease) accounts payable .................       (40,655)      (846,241)
         (Increase) decrease income tax refund claims .........         4,378              0
         Increase (decrease) income tax payable ...............       320,975        620,072
         Increase (decrease) deferred revenue .................       219,174        786,034
         Increase (decrease) accrued liabilities ..............      (351,908)       (51,445)
                                                                  --------------------------
         Net cash provided by operating activities ............     2,571,277      3,324,786
                                                                  --------------------------

Cash Flows From Investing Activities
         Proceeds from sale of property & equipment ...........        94,379         38,700
         Purchase of property & equipment .....................      (987,813)    (2,021,830)
                                                                  --------------------------
         Net cash (used in) investing activities ..............      (893,434)    (1,983,130)
                                                                  --------------------------

Cash Flows From Financing Activities

         Proceeds from short-term borrowings ..................       271,339      1,282,254
         Proceeds from long-term borrowings ...................     1,812,082      1,219,770
         Payments on short-term borrowings ....................      (147,158)    (1,219,984)
         Payments on long-term borrowings .....................    (3,096,424)    (1,677,357)
         Repurchase of minority interest ......................        (9,000)       (18,000)
         Purchase of common stock for treasury ................       (32,610)        (1,656)
         Common stock dividend payments .......................      (224,534)      (135,906)
         Proceeds from warrants exercised .....................           400              0
         Preferred stock dividend payments to minority interest       (45,318)       (79,915)
                                                                  --------------------------
         Net cash (used in) financing activities ..............    (1,471,223)      (630,794)
                                                                  --------------------------

Net increase (decrease) in cash ...............................       206,620        710,862

Cash, beginning of period .....................................     1,148,461        976,678
                                                                  --------------------------

Cash, end of period ...........................................   $ 1,355,081    $ 1,687,540
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

Had compensation cost for the stock-based compensation plans been determined based on the grant date fair values of awards (the method described in FASB Statement No. 123), reported net income and earnings per common share would have been reduced to the pro forma amounts shown below.

                                                             Quarter Ended
                                                      --------------------------
                                                             September 30,
                                                          2003           2002
                                                      --------------------------

Net income:
  As reported ....................................    $   217,959    $   373,784
  Deduct:  Stock based compensation expense
    deteremined under fair value based method
    for all awards, net of tax effect ............             --             --
                                                      --------------------------
  Proforma .......................................    $   217,959    $   373,784
                                                      ==========================

  Basic earnings per common share:
    As reported ..................................    $       .05    $       .08
    Proforma .....................................    $       .05    $       .08

  Diluted earnigns per common share:
    As reported ..................................    $       .05    $       .08
    Proforma .....................................    $       .05    $       .08



                                                           Nine Months Ended
                                                      --------------------------
                                                             September 30,
                                                          2003           2002
                                                      --------------------------

Net income:
  As reported ....................................    $   992,996    $ 1,134,067
  Deduct:  Stock based compensation expense
    deteremined under fair value based method
    for all awards, net of tax effect ............             --             --
                                                      --------------------------
  Proforma .......................................    $   992,996    $ 1,134,067
                                                      ==========================

  Basic earnings per common share:
    As reported ..................................    $       .22    $       .25
    Proforma .....................................    $       .22    $       .25

  Diluted earnigns per common share:
    As reported ..................................    $       .22    $       .25
    Proforma .....................................    $       .22    $       .25


NOTE 3. CONTINGENCIES

As of the date of this Form 10-QSB, management is not aware of any incident which is likely to result in a liability that would materially affect the Company's consolidated financial position or results of operation. Readers should make reference to Part II, Item 1 of this 10-QSB, regarding contingencies surrounding a switching revenue dispute between the Keokuk Junction Railway Co. and the Burlington Northern Santa Fe Railway (BNSF) for revenues generated by the Company between March 1, 1999 and May 1, 2001 of approximately $660,000. Effective October 15, 2003, the Company executed a settlement agreement with the BNSF which, as is more fully described in Part II, item 1, enabled the Company to retain the $660,000 revenue previously collected and recorded.

NOTE 4. ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations." FASB No. 143 amends FASB No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies." It addresses financial accounting and reporting for obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs, and is effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 did not have a material impact on the Company's September 30, 2003 consolidated financial statements and is not expected to have a material impact on the Company's future consolidated financial statements.

In January 2003, FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FASB Interpretation No. 46), was issued. It clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which the equity investors do not have a controlling financial interest or do not have sufficient equity at risk. FASB Interpretation No. 46 is effective on January 31, 2003, for entities acquired after such date. The effective date for entities acquired on or before January 31, 2003 is December 31, 2003. The Company has not completed its full assessment of the effects of FASB Interpretation No. 46, however its adoption is not expected to have a material impact upon the Company's future consolidated financial statements.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. SFAS 150 is effective for financial instruments issued or modified after May 31, 2003, and is effective July 1, 2003 for all other instruments. The adoption of this statement did not have any effect on the Company's consolidated financial statements.

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

                                                                                                        Third Quarter
                                                                                                     2003            2002
                                                                                                -----------------------------
Revenues from external customers
   Railroad operations .......................................................................   $  3,133,259    $  3,189,891
   Equipment leasing operations ..............................................................        765,024         730,308
   Corporate support services ................................................................          5,824           6,003
                                                                                                 ----------------------------
      Total revenues from external customers .................................................      3,904,107    $  3,926,202
                                                                                                 ============================
Intersegment revenues
   Railroad operations .......................................................................   $          0    $          0
   Equipment leasing operations ..............................................................         99,510          99,600
   Corporate support services ................................................................      1,577,998       1,534,426
                                                                                                 ----------------------------
      Total intersegment revenues ............................................................   $  1,677,508    $  1,634,026
                                                                                                 ============================

Segment profit
   Railroad operations .......................................................................   $  1,189,974    $  1,517,723
   Equipment leasing operations ..............................................................        347,965         315,457
   Corporate support services ................................................................        757,118         752,526
                                                                                                 ----------------------------
      Total segment profit ...................................................................      2,295,057       2,585,706

Reconciling items
    Intersegment revenues ....................................................................     (1,677,508)     (1,634,026)
    Income taxes .............................................................................       (174,000)       (312,122)
    Minority interest ........................................................................        (22,659)        (31,308)
    Other income(expense), net ...............................................................       (202,931)       (234,466)
                                                                                                 ----------------------------

       Total consolidated net income .........................................................   $    217,959    $    373,784
                                                                                                 ============================

                                                                                                      First Nine Months
                                                                                                     2003            2002
                                                                                                 ----------------------------
Revenues from external customers
   Railroad operations .......................................................................   $  9,229,134    $  9,082,749
   Equipment leasing operations ..............................................................      2,385,223       2,288,665
   Corporate support services ................................................................         13,755          11,850
                                                                                                 ----------------------------
      Total revenues from external customers .................................................   $ 11,628,112    $ 11,383,264
                                                                                                 ============================

Intersegment revenues
   Railroad operations .......................................................................   $          0    $          0
   Equipment leasing operations ..............................................................        298,710         298,800
   Corporate support services ................................................................      4,594,689       4,469,018
                                                                                                 ----------------------------
      Total intersegment revenues ............................................................   $  4,893,399    $  4,767,818
                                                                                                 ============================

Segment profit
   Railroad operations .......................................................................   $  3,712,015    $  4,151,515
   Equipment leasing operations ..............................................................      1,174,808       1,145,171
   Corporate support services ................................................................      2,256,970       2,186,422
                                                                                                 ----------------------------
      Total segment profit ...................................................................      7,143,793       7,483,108

Reconciling items
    Intersegment revenues ....................................................................     (4,893,399)     (4,767,818)
    Income taxes .............................................................................       (768,000)       (981,122)
    Minority interest ........................................................................        (67,977)        (93,924)
    Other income(expense), net ...............................................................       (421,421)       (506,177)
                                                                                                 ----------------------------

       Total consolidated net income .........................................................   $    992,996    $  1,134,067
                                                                                                 ============================

Note 6. EARNINGS PER COMMON SHARE

Following is information about the computation of the earnings per share(EPS) data for the quarters ended September 30, 2003 and 2002:

                                                              For the Quarter Ended September 30, 2003
                                                              -----------------------------------------
                                                                Income          Shares        Per-Share
                                                              (Numerator)    (Denominator)      Amount
                                                              -----------------------------------------
Basic EPS
Income available to common stockholders ....................   $ 217,959       4,490,647      $   0.05
                                                               =======================================
Effect of dilutive securities

Employee stock options and
   common stock warrants ...................................          --         288,903
                                                               -------------------------
Diluted EPS
Income available to common stockholders
    plus assumed conversions ...............................   $ 217,959       4,779,550      $   0.05
                                                               ========================================


                                                              For the Quarter Ended September 30, 2002
                                                              -----------------------------------------
                                                                Income          Shares        Per-Share
                                                              (Numerator)    (Denominator)      Amount
                                                              -----------------------------------------
Basic EPS
Income available to common stockholders ....................   $ 373,784       4,528,349      $   0.08
                                                               =======================================
Effect of dilutive securities

Employee stock options and
   common stock warrants ...................................          --              --
                                                               -------------------------
Diluted EPS
Income available to common stockholders
    plus assumed conversions ...............................   $ 373,784       4,528,349      $   0.08
                                                               ========================================

Following is information about the computation of the earnings per share(EPS) data for the nine months ended September 30, 2003 and 2002:

                                                            For the Nine Months Ended September 30, 2003
                                                            --------------------------------------------
                                                                Income          Shares        Per-Share
                                                              (Numerator)    (Denominator)      Amount
                                                              -----------------------------------------
Basic EPS
Income available to common stockholders ....................   $ 992,996       4,496,985      $   0.22
                                                               =======================================
Effect of dilutive securities

Employee stock options and
   common stock warrants ...................................          --              --
                                                               -------------------------
Diluted EPS
Income available to common stockholders
    plus assumed conversions ...............................   $ 992,996       4,496,985      $   0.22
                                                               ========================================


                                                            For the Nine Months Ended September 30, 2003
                                                            --------------------------------------------
                                                                Income          Shares        Per-Share
                                                              (Numerator)    (Denominator)      Amount
                                                              -----------------------------------------
Basic EPS
Income available to common stockholders ....................  $1,134,067       4,528,412      $   0.25
                                                              ========================================
Effect of dilutive securities

Employee stock options and
   common stock warrants ...................................          --              --
                                                               -------------------------
Diluted EPS
Income available to common stockholders
    plus assumed conversions ...............................  $1,134,067       4,528,412      $   0.25
                                                              ========================================

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

Summary: Third Quarter 2003 Compared to Third Quarter 2002

The Company's net income in the third quarter 2003 was $218,000, a decrease of $156,000 from the third quarter 2002 which had net income of $374,000. Revenue decreased by $22,000 or less than 1 % to $3,904,000 from $3,926,000 in the same period last year. Operating expense increased by $312,000 or 10%, to $3,287,000 from $2,975,000 in the same period last year. Operating income decreased by $334,000, or 35% to $618,000 from $952,000 in the same period last year. The decrease in operating income in the third quarter 2003 was primarily due to moderate increases for all Company operating expense categories as further discussed below.

With respect to Company business segments, the Company's equipment leasing operations had a $33,000 increase in operating income primarily from increased utilization of its railcar fleet. The railroad operations decreased operating income $328,000 in the quarter from decreased revenue of $57,000 and increased operating expenses of $271,000, as further discussed below. In addition, corporate support services decreased operating income by approximately $39,000 in the period primarily related to an increase in fees for outside legal fees, and outside auditing and tax services.

Operating Revenue:

Operating revenue decreased in the third quarter 2003 by $22,000, or less than 1%, to $3,904,000 from $3,926,000 in the same period last year. Railroad operations generate operating revenue for the Company by hauling freight, performing railcar repairs, storing railcars, and performing miscellaneous contract services. The railroad operations decreased revenue by approximately $57,000 in the period resulting primarily from decreased freight revenues. Included in this decrease is approximately a $85,000 decrease related to the non-renewal of a ship or pay contract that guaranteed a minimum amount of revenue if certain car loading levels were not met by a customer. This contract was assumed by the current customer in a purchase agreement with the former customer and not renewed at their discretion, as it served no benefit to them under their current shipping options. In addition, a small customer ceased operations and filed for bankruptcy in the third quarter 2003 that resulted in approximately $60,000 of decreased revenues and write-offs for prior period uncollected revenue. These decreases in revenue by the railroad operations were offset by increased revenues of $88,000 from remaining railroad operation customers as well as several new customers. The equipment leasing operations had a $35,000 increase in revenue in the period resulting from increased revenue from the utilization of its railcar fleet and outside services performed for non-affiliated railroads.

Operating Expenses:

Operating expenses increased in the third quarter 2003 by $312,000 or 10%, to $3,287,000 from $2,975,000 in the prior year. The railroad operations increased operating expense by approximately $270,000 in the period primarily from moderate increases across the board for all Company operating expenses categories as further discussed below. The equipment leasing operations increased operating expense only $3,000 in the period and Corporate support services increased operating expense by approximately $39,000 in the period primarily related to an increase in fees for outside legal fees, and outside auditing and tax services.

Maintenance of way and structure expense (MOW) includes all expenses related to track maintenance; including payroll, track materials, signal maintenance, vegetation control, and bridge maintenance. Maintenance of way and structures expense (MOW) increased of $60,000, or 22%, to $328,000 from $268,000 in the same period last year, most of which was attributable to the railroad
operations.   Most  of  this  increase  relates  to  increased  track  materials purchased.

Maintenance of equipment expense (MOE) includes expenses related to railcar repair expenses for both foreign and Company owned railcars; including payroll, car repair parts, processing fees for Company owned railcars, and also maintenance to Company owned vehicles. Maintenance of equipment expense (MOE) increased $54,000, or 16%, to $403,000 from $349,000 in the same period last year. The equipment leasing operations had a decrease in MOE of approximately $10,000 associated with maintaining the Company's railcar fleet. The railroad operations had increased MOE of $50,000 as a result of increased payroll and material costs for repairs to foreign rail cars. In addition, MOE was increased $14,000 from corporate support services as a result of increased payroll for mechanical support services for the Company's equipment and also to unaffiliated entities who have entered into full service locomotive leases with the Company.

Transportation expense (TRAN) includes expenses related to train movement operations including payroll, locomotive fuel and supplies expense, repair expenses to Company owned locomotives, car hire expense (the cost for use of a non-affiliated railcar), derailment expense, lading and damage claims, switching services purchased, and joint facility expenses with other carriers. Transportation expense (TRAN) increased $64,000, or 8%, to $891,000 from
$827,000 in the same period last year. The railroad operations had increased TRAN of $53,000. Included in this increase is approximately $65,000 related to derailment expenses. Also included in the increase are wages of approximately $40,000 for a short term contract switching assignment that generated approximately $64,000 in revenue in the period. These increases in TRAN were offset by a significant decrease in carhire expense of approximately $80,000 as a result of the Company's efforts to reduce the cost associated with using non-affiliated railcars. The equipment leasing operations had a $8,000 increase in TRAN as a result of increased costs associated with maintaining the Company's locomotive fleet. In addition, TRAN was increased $3,000 from corporate support services.

General & administration expense (ADMIN) includes general manager payroll expenses, legal expenses, bad debt expense related to interline settlements, liability insurance, utilities, postage and freight, real estate taxes, dues, licenses and fees, vehicle insurance, freight to move company owned railcars and locomotives, health and dental insurance expense, audit fees, printing, and corporate headquarters support service payroll for executive management, accounting, operations, marketing, real estate, legal, and other support staff. General & administration expense (ADMIN) increased $84,000, or 8%, to $1,115,000 from $1,031,000 in the same period last year. The railroad operations had increased ADMIN of $67,000, of which $30,000 relates to increased legal cost and the remainder relates primarily to increased liability insurance cost. The equipment leasing operations decreased ADMIN $17,000 as a result of decreased expenses related to repositioning the Company's railcar and locomotive fleet. Corporate support services increased ADMIN expense by $34,000 in the period primarily from increased fees for outside legal fees, and outside auditing and tax services.

Depreciation and amortization expense increased $49,000, or 10%, to $550,000 from $501,000 in the same period last year. The equipment leasing operations increased depreciation expense approximately $21,000 related to the acquisition of railcars and locomotives. The railroad operations increased depreciation $30,000, resulting primarily from 2002 track improvements to the Gettysburg & Northern Railroad Co. Corporate support services decreased depreciation $2,000.

Other Income and Expense Income Statement Line Item Discussion:

In the third quarter 2003, other income and expense decreased $7,000 to $19,000 of income compared to $26,000 of income in the same period last year. Other income relates primarily to lease income for the use of railroad property. The Company continues to place a strong emphasis on identifying and collecting revenues from third parties occupying Company property. In addition to lease income, other income and expense includes revenues generated from scrap sales, and other miscellaneous non-operating revenues and expenses, primarily generated by the Company's railroad operations.

Interest expense related to equipment financing decreased $27,000, or 23%, in the third quarter 2003 to $91,000 compared to $118,000 in the same period last year. Other interest expense, which primarily relates to the financing of the Company's railroad operations, decreased $18,000, or 12%, to $132,000 from $150,000 in the prior year. These decreases are the result of the pay down of principal on outstanding financing agreements.

In the third quarter 2003 the Company did not record a gain or loss from fixed asset dispositions, compared to a gain on fixed asset dispositions of $8,000 in the same period last year.

Summary: First Nine Months 2003 Compared to First Nine Months 2002

The Company's net income in the first nine months 2003 was $993,000, a decrease of $141,000 or 12% from the first nine months 2003 which had net income of $1,134,000. Revenue increased by $245,000 or 2% to $11,628,000 from $11,383,000 in the same period last year. Operating expense increased by $710,000 or 8%, to $9,378,000 from $8,668,000 in the same period last year. Operating income decreased by $465,000 or 17% to $2,250,000 from $2,715,000 in the same period last year.

Operating income from the Company's railroad operations decreased $440,000 in the first nine months 2003. The decrease from the railroads is a result of increased revenue of $146,000 offset by increased operating expenses of $586,000, primarily from increased maintenance of way expense and increased transportation expense. The equipment leasing operations had an increase in operating income of $30,000. In addition, corporate support services decreased operating income by approximately $55,000 in the period resulting primarily from increased fees for outside legal fees, and outside auditing and tax services, and a modest increase in health insurance costs.

Operating Revenue:

Operating revenue increased in the first nine months 2003 by $245,000, or 2%, to $11,628,000 from $11,383,000 in the same period last year. Railroad operations generate operating revenue for the Company by hauling freight, performing railcar repairs, storing railcars, and performing miscellaneous contract services. The railroad operations increased revenue by approximately $146,000 in the period resulting primarily from increased freight revenues. The equipment leasing operations had a $97,000 increase in revenue in the period resulting from increased revenue from the utilization of its railcar fleet by non-affiliated railroads. Corporate support services had a slight increase in revenue of $2,000 in the period.

Operating Expenses:

Operating expenses increased in the first nine months 2003 by $710,000, or 8%, to $9,378,000 from $8,668,000 in the prior year. The railroad operations increased operating expense by approximately $586,000 in the period primarily from increased maintenance of way expense and increased transportation expense. The equipment leasing operations increased operating expense approximately $67,000, primarily from increased maintenance expenses with its locomotive fleet and also increased depreciation expense. Corporate support services increased operating expense by approximately $57,000 in the period primarily from increased fees for outside legal fees, and outside auditing and tax services, and a modest increase in health insurance costs.

Maintenance of way and structure expense (MOW) includes all expenses related to track maintenance; including payroll, track materials, signal maintenance, vegetation control, and bridge maintenance. Maintenance of way and structures expense (MOW) had increased $135,000, or 17%, to $947,000 from $812,000 in the same period last year, most of which was attributable to the purchase of track materials and labor by the railroad operations.

Maintenance of equipment expense (MOE) includes expenses related to railcar repairs for both foreign and Company owned railcars; including payroll, car repair parts, processing fees for Company owned railcars, and also maintenance to Company owned vehicles. Maintenance of equipment expense (MOE) increased $78,000, or 7%, to $1,134,000 from $1,056,000 in the same period last year. The equipment leasing operations had an slight increase in MOE of approximately $1,000 associated with maintaining the Company's railcar fleet. The railroad operations had increased MOE of $55,000 as a result of increased payroll and material costs for repairs to foreign rail cars. In addition, MOE increased $22,000 from corporate support services as a result of increased payroll for mechanical support services for the Company's equipment and also to unaffiliated entities who have entered into full service locomotive leases with the Company.

Transportation expense (TRAN) includes expenses related to train movement operations including payroll, locomotive fuel and supplies expense, repair expenses to Company owned locomotives, car hire expense (the cost for use of a non-affiliated railcar), derailment expense, lading and damage claims, switching services purchased, and joint facility expenses with other carriers. Transportation expense (TRAN) increased $314,000, or 15%, to $2,476,000 from $2,162,000 in the same period last year. The railroad operations had increased TRAN of $265,000 mostly related to increased fuel costs of approximately $145,000 and increased derailment costs of approximately $74,000. The Company has increased the amount of track material and labor on several of its properties in an attempt to minimize significant costs related to derailments in the future. However, by the very nature of the Company's business, derailments will occur from time to time, and when such incidents do occur, the Company makes great effort to control the costs associated with these events. The equipment leasing operations had a $51,000 increase in TRAN as a result of increased costs associated with maintaining the Company's locomotive fleet. In addition, TRAN was decreased $2,000 from corporate support services resulting from reduced usage of the corporate plane.

General & administration expense (ADMIN) includes general manager payroll expenses, legal expenses, bad debt expense related to interline settlements, liability insurance, utilities, postage and freight, real estate taxes, dues, licenses and fees, vehicle insurance, freight to move company owned railcars and locomotives, health and dental insurance expense, audit fees, printing, and corporate headquarters support service payroll for executive management, accounting, operations, marketing, real estate, legal, and other support staff. General & administration expense (ADMIN) increased $61,000, or 2%, to $3,181,000 from $3,120,000 in the same period last year. The railroad operations had an increase of $33,000 in ADMIN expense in the period primarily related to legal expenses and increased liability insurance premiums, offset by other deductions in ADMIN. The equipment leasing operations had decreased ADMIN of $28,000 as a result of decreased expenses related to repositioning the Company's railcar fleet. Corporate support services increased ADMIN expense by $56,000 in the period resulting primarily from increased fees for outside legal fees, and outside auditing and tax services, and a modest increase in health insurance costs.

Depreciation and amortization expense increased $122,000, or 8%, to $1,640,000 from $1,518,000 in the same period last year. The equipment leasing operations increased depreciation expense approximately $43,000 related to the acquisition of railcars and locomotives. The railroad operations increased depreciation $87,000, resulting primarily from 2002 track improvements to the Gettysburg & Northern Railroad Co. Corporate support services decreased depreciation $8,000.

Other Income and Expense Income Statement Line Item Discussion:

In the first nine months 2003, other income and expense decreased $11,000, or 4%, to $275,000 of income compared to $286,000 of income in the same period last year. Other income relates primarily to lease income for the use of railroad property. The Company continues to place a strong emphasis on identifying and collecting revenues from third parties occupying Company property. In addition to lease income, other income and expense includes revenues generated from scrap sales, and other miscellaneous non-operating revenues and expenses, primarily generated by the Company's railroad operations.

Interest expense related to equipment financing decreased $54,000, or 15%, in the first nine months 2003 to $302,000 compared to $356,000 in the same period last year. Other interest expense, which primarily relates to the financing of the Company's railroad operations, decreased $50,000, or 11%, to $395,000 from $445,000 in the prior year. These decreases are the result of the pay down of principal on outstanding financing agreements.

In the first nine months 2003 and 2002 the Company had insignificant gains or losses on fixed asset dispositions.

Impact of New Accounting Pronouncements:

The Company is not aware of any recent accounting standard issued, but not yet required to be adopted by the Company, that would have a material effect on its financial position or results of operations. See Note 4 for further discussions.

Liquidity and Capital Resources:

The Company primarily uses cash generated from operations to fund working capital needs and relies on long-term financing for railcars, new operating subsidiaries, and other significant capital expenditures. The Company has working capital facilities totaling $1,100,000, all of which was available for use at the end of the third quarter 2003.

Long-term equipment financing has historically been readily available to the Company for its railcar acquisition program. The Company believes it will be able to continue obtaining long-term equipment financing should the need arise. The Company's plans for new debt in the foreseeable future is contingent upon new railroad acquisitions and increased needs and/or opportunities for railcars.

On July 1, 1995, the Company's stock split and warrant issuance became payable to shareholders. The 2 for 1 stock split increased the number of shares issued and outstanding from 2,099,142 to 4,198,284. At the same time shareholders became entitled to purchase an additional 4,198,284 shares through stock warrants issued by the Company as dividends. One warrant was issued for each share of common stock held after the split, entitling the holder to purchase 1 share of common stock for $2.00 per share. The shares purchased through the exercise of the warrants must be held for 1 year from date of purchase. As of September 30, 2003, a total of 68,966 warrants originally issued had been exercised to date and the Company realized $137,932 on the exercise of those warrants.

On June 26, 1996, the Company's shareholders approved a stock option plan permitting the issuance of 407,000 shares of common stock. Options granted under the plan are incentive based except for the options granted to the CEO whose options are non-qualified. The options became fully vested and exercisable as of July 1, 2001. The options are exercisable at prices ranging from $2.75 to $3.03, based upon the trading price on the date of the grant, in whole or in part within 10 years from the date of grant. As of September 30, 2003, a total of 155,000 options are outstanding under this plan.

In 1999, Pioneer Railcorp's Board of Directors authorized and approved the repurchase of up to one million shares (1,000,000) of the Company's common stock. As of September 30, 2003, a total of 122,005 shares had been repurchased at a cost of $174,338. The Company plans to continue buying back its common stock but believes the repurchase will be on a more limited scope then previously anticipated due to the capital requirements and the trading volume of the Company's stock.

The Company generally anticipates that the outcomes involving current legal proceedings will not materially affect the Company's consolidated financial position or results of operation.

The Company believes its cash flow from operations and its available working capital credit lines, will be more than sufficient to meet liquidity needs through at least the next 12 months.

Balance Sheet and Cash Flow Items:

The Company's operating activities in the first nine months 2003 generated positive cash flow of $2,571,000, compared to positive cash flow of $3,325,000 in 2002. Net cash from operating activities for the first nine months 2003 was generated from $993,000 of net income, increased by $1,640,000 of depreciation and amortization, an increase in deferred taxes of $366,000, an increase in deferred revenue of $219,000, and an increase in income tax payable of $321,000. Net cash from operating activities was reduced in the period by a decrease in accounts payable of $41,000, an increase in accounts receivable of $107,000, a decrease in accrued liabilities of $352,000, an increase in prepaid expenses of $161,000 and a decrease in net cash of $307,000 from changes in various other operating assets and liabilities

In the first nine months 2003, the Company purchased and capitalized approximately $988,000 of fixed assets and capital improvements, including the purchase of 13 used locomotives for $580,000 and approximately $141,000 of track structure additions and improvements. Other capital expenditures in 2003 include approximately $89,000 for railcar and locomotive betterments, $39,000 for utility trucks and a backhoe, $83,000 for bridge upgrades and $56,000 of various or equipment items. The capital expenditures were funded with working capital, and the Company obtained long term fixed rate financing for the locomotive purchases.

Item 4. CONTROLS AND PROCEDURES

 As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The Company was involved in litigation surrounding trackage rights with the BNSF regarding fees charged between March 1999 and May 2001 by the Company for the BNSF's access to and usage of a segment of the Company's tracks as a means of gaining access to certain trackage owned by the BNSF. From March 1999 through May 2001, the Company charged the BNSF railroad approximately $660,000 for access to the Company's track. The Company has charged $435,442 since July 1, 2002, and by agreement of the two parties, those fees were accounted for as deferred revenue on the balance sheet pending final resolution of the matter. A settlement agreement was executed effective October 15, 2003. By agreement, the Company is not required to refund any of the $660,000 previously recorded as revenue for services performed through May 2001. With respect to the deferred revenue of $435,442 collected by the Company, for services preformed subsequent to July 1, 2002, the Company will refund $289,261 to BNSF and the Company will recognize the remaining $146,181 as revenue in the fourth quarter 2003. The cash collected for the deferred revenue has been escrowed and is included in other assets in the balance sheet.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters  were  submitted to a vote of security  holders in the third  quarter
2003.

Item 5.   OTHER INFORMATION

None.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 31.1 - Certification by the Chief Executive Officer
Exhibit 31.2 - Certification by the Chief Financial Officer

Exhibit 32   - Certification under 18 U.S.C.  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

No reports were filed on Form 8-K during the first nine months 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on it's behalf by the undersigned thereunto duly authorized.

PIONEER RAILCORP
(Registrant)


    11/10/03                                                 /s/ Guy L. Brenkman
    --------                                                 -------------------
     DATE                                                    GUY L. BRENKMAN
                                                             PRESIDENT & CEO


    11/10/03                                                 /s/ J. Michael Carr
    --------                                                 -------------------
     DATE                                                    J. MICHAEL CARR
                                                             TREASURER & CHIEF
                                                             FINANCIAL OFFICER