Form 10KSB
period 2003-12-31
PIONEER RAILCORP
filed 2004-03-18
CIK 796374

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

              Annual Report Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2003

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


Title of each Class                 Name of each exchange on which registered
--------------------------------------------------------------------------------
Common Stock, Class A            Nasdaq SmallCap Market , Chicago Stock Exchange

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

Issuer's revenues for the fiscal year ended December 31, 2003 were $15,994,621

The aggregate market value of voting stock held by non-affiliates of the Registrant on March 15, 2004 was $4,862,255

                                    4,485,302
             -------------------------------------------------------
             (Shares of Common Stock outstanding on March 15 , 2004)

This Form 10-KSB contains certain "forward-looking" statements as such term is defined in The Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect," and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitation, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, one-time events and other factors described herein and in other filings made by the Company with the Securities and Exchange Commission. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended. The Company does not intend to update these forward-looking statements.

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

Alabama Railroad Co. - On October 25, 1991, the Alabama Railroad Co., a wholly-owned subsidiary of Pioneer Railcorp, purchased 60 miles of railroad facilities and real estate from CSX Transportation (CSX) and commenced operations soon thereafter. The line runs from Flomaton to Corduroy, Alabama, and interchanges with CSX in Flomaton. The railroad's principal commodities are outbound lumber products, primarily pulpwood, particleboard, and finished lumber.

Mississippi Central Railroad Co. - On April 1, 1992, Pioneer Railcorp purchased the common stock of the Natchez Trace Railroad from Kyle Railways, Inc. The railroad runs from Oxford, Mississippi to Grand Junction, Tennessee, a total of 51 miles, 45.5 of which are located in Mississippi. The railroad interchanges with the NS at Grand Junction, Tennessee and the BNSF at Holly Springs, Mississippi. The Company changed the name of this wholly owned subsidiary to Mississippi Central Railroad Co. (MSCI) in January 1993. The traffic base on the MSCI is primarily outbound finished wood products and inbound products, such as resins, chemicals and pulpwood, for the production of finished wood products. Other products shipped on the MSCI include scrap steel, cottonseed, fertilizer, and plastics.

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

West Michigan Railroad Co. - On July 11, 1995, Pioneer Railcorp signed an agreement with the Trustee of the Southwestern Michigan Railroad Company, Inc., d/b/a Kalamazoo, Lakeshore & Chicago Railroad (KLSC), to purchase all of the tangible assets of KLSC. Those assets include approximately 15 miles of track and right of way, extending from Hartford to Paw Paw, in Van Buren County, Michigan. The line interchanges with CSX. Pioneer Railcorp then assigned its right to purchase to the West Jersey Railroad Co., a wholly owned subsidiary of Pioneer, which had been operating the former KLSC tracks under an Interstate Commerce Commission Directed Service Order since June 24, 1995. West Jersey Railroad Co. amended its articles of incorporation to change its name to "West Michigan Railroad Co.," effective October 2, 1995. The sale was approved by the Interstate Commerce Commission by order served October 18, 1995, and the West Michigan Railroad Co. took title to the property on October 24, 1995. The railroad's principal commodities are frozen foods and canned goods.

Keokuk Junction Railway Co. - On March 12, 1996, Pioneer Railcorp purchased 93% of the common stock of KNRECO, Inc., an Iowa corporation d/b/a Keokuk Junction Railway (hereinafter "KJRY") from the shareholders, and purchased all of the remaining common shares of KJRY in April of 1996. KJRY operates a common carrier railroad line within the City of Keokuk, Iowa, from Keokuk to LaHarpe, Illinois, and a branch line from Hamilton to Warsaw, Illinois, a total of approximately 38 miles. In addition, KJRY owns all of the common stock of Keokuk Union Depot Company, an Iowa corporation that owns the former Keokuk Union Depot building, along with surrounding track and real estate. KNRECO, Inc. changed its corporate name to Keokuk Junction Railway Co. effective April 10, 1996. On December 19, 2001, the KJRY purchased 12.1 miles of track from LaHarpe to Lomax, Illinois and was assigned trackage rights from Lomax, Illinois to Ft Madison, Iowa, a distance of approximately 15.5 miles over the BNSF, allowing the KJRY to interchange traffic with the UP. The KJRY also interchanges with the BNSF at Keokuk, Iowa and is in the process of trying to reestablish an interchange with the Toledo, Peoria & Western Railway Company (TPW) at LaHarpe, Illinois. The railroad's principal commodities are corn, corn germ, corn syrup, meal, gluten feed, and railroad wheels.

Shawnee Terminal Railway Company - On November 13, 1996, Pioneer Railcorp purchased 100% of the common stock of the Shawnee Terminal Railway Company. The line located in Cairo, Illinois, interchanges with the Canadian National Railway Company (CN) and is approximately 2.5 miles long. The railroad's principal commodities are railroad freight cars for cleaning.

Michigan Southern Railroad Company - On December 19, 1996, Pioneer Railcorp through its wholly-owned subsidiary Michigan Southern Railroad Company signed a two year lease with the Michigan Southern Railroad Co. Inc., Morris Leasing, Inc., and Gordon D. Morris to operate certain railroad related assets. The lease called for a fixed monthly payment for the equipment assets leased and a per car charge for railroad usage. The lease contained an exclusive option to purchase the stock of the Michigan Southern Railroad Company, Inc. and the railroad assets of Morris Leasing, Inc., and this option was exercised on January 6, 1999, when the Company's wholly-owned subsidiary Michigan Southern Railroad Company (MSO) purchased all of the stock of the Michigan Southern Railroad Co., Inc. (MSRR) from Gordon D. Morris. The railroad is comprised of three separate, non-contiguous lines. The Michigan Southern Railroad Company line (MSO) is located in southern Michigan and currently operates 15 miles of track. On
February 1, 2001, the Company separated 1.1 miles of track located in Kendallville, Indiana from its Michigan Southern Railroad Company subsidiary and operates this trackage as a wholly owned subsidiary of Pioneer Railcorp under the name Kendallville Terminal Railway Co. (KTR). On May 1, 2001, the Company separated 10 miles of track located in the Indiana counties of Elkhart and St. Joseph, Indiana from its Michigan Southern Railroad Company subsidiary and operates as a wholly-owned subsidiary of Pioneer Railcorp under the name Elkhart & Western Railroad Co. (EWR). These actions were taken to simplify interchange with the Norfolk Southern, the connecting carrier to all lines. The MSO's principal commodities are, scrap, scrap paper, pulpboard, lumber and soybean oils.

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

The Garden City Western Railway, Inc. - On April 29, 1999, the Company purchased 100% of the stock of The Garden City Western Railway, Inc. (GCW) from the Garden City Coop, Inc. and immediately began operations. The GCW is located in southwest Kansas and totals 40 miles of operating railroad and interchanges with the BNSF. The primary commodities include grain, frozen beef, fertilizer, farm implements, feed products and utility poles.

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

Kendallville  Terminal Railway Co. - On February 1, 2001, the Company  separated
1.1 miles of track located in Kendallville, Indiana from its Michigan Southern Railroad Company (MSO) subsidiary and began operating as a wholly owned subsidiary of Pioneer Railcorp under the name Kendallville Terminal Railway Co.
(KTR). This action was taken to simplify interchange with the Norfolk Southern, the connecting carrier to the KTR, MSO and EWR. The railroads principal commodities are sugar and syrup.

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

Railroad Equipment Leasing

Pioneer Railroad Equipment Co., Ltd. (PREL), formed on April 1, 1990, leases equipment to the Company's subsidiary railroads and also leases railcars and locomotives to unaffiliated third parties. PREL also earns income from non-company railroads on its fleet of approximately 1,350 railcars (as of December 31, 2003) when they carry freight on non-company railroads.

Corporate Support Operations

Pioneer Railroad Services, Inc.(PRS), Pioneer Resources, Inc.(PRI), and Pioneer Air, Inc. (PAR), which are wholly owned subsidiaries of Pioneer Railcorp, provide corporate support operations which are engaged in by the Company. Pioneer Railroad Services, Inc. (PRS) which began operations on October 1, 1993, provides accounting, management, marketing, operational and agency services to the Company's subsidiary railroads. Pioneer Resources, Inc. (PRI) was formed on December 30, 1993 to manage real estate and auxiliary resources for Company subsidiaries. Pioneer Air, Inc. (PAR) was formed on August 5, 1994 and currently owns a Cessna 421B aircraft, which is, used by Pioneer Railcorp subsidiaries exclusively for Company business travel.

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

Employees

On December 31, 2003, the Company had 109 employees, which consisted of 92 operating personnel, 14 support staff and 3 executive officers.

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

Liability Insurance

The Company could be liable for losses or claims that may not be covered by insurance. The Company maintains insurance that covers claims arising from personal injury and property damage in the event of derailments or other accidents or occurrences; however; losses or other claims may arise that may not be covered under insurance policies currently carried by the Company. In addition, under catastrophic circumstances, the potential liability that could result in such a circumstance could exceed the Company's existing insured limits. Railroad liability insurance is currently available from a very limited number of carriers and could eventually become unavailable or only available under terms or prices that are unacceptable to the Company. Should this occur, it is possible the Company would be adversely effected as a result of a significant increase in insurance costs.

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

A description of the Company's railroad properties as of December 31, 2003 by subsidiary follows:

A.) Fort Smith Railroad Co. (FSR): The FSR leases 18 miles of railroad from the Union Pacific Railroad Company and began operations in July 1991 pursuant to a twenty year operating lease. The line runs from Fort Smith to Barling, Arkansas. The lease agreement contains numerous requirements including maintaining existing traffic patterns, repair and replacement of the right of way to the condition in which it was leased, and payment of any applicable real estate taxes. The Company is entitled to a fixed rate per carload switched from the UP as well as ninety percent of new leases and easements and fifty percent of existing leases and easements on the property. As long as these lease requirements are met, the Company may continue to operate on the rail facilities without rent. The Company has three twenty-year renewal options. The FSR's track is in good condition.

B.) Alabama Railroad Co. (ALAB): The ALAB is 60 miles of operating railroad running from Flomaton to Corduroy, Alabama. The Company considers the track to be in fair condition.

C.) Mississippi Central Railroad Co. (MSCI): The MSCI is 51 miles of operating railroad running from Oxford, Mississippi to Grand Junction, Tennessee. Approximately 45.5 miles of the track are located in Mississippi. The Company considers the track to be in fair condition.

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

E.) Decatur Junction Railway Co. (DT): The DT leases from Cisco Co-op Grain Company (CISCO) a segment of track, approximately thirteen (13) miles in length, that runs from Green's Switch (Decatur, Illinois) to Cisco, Illinois. The DT also leases a segment of track from Central Illinois Shippers, Incorporated (CISI), approximately seventeen (17) miles in length, which runs from Elwin to Assumption, Illinois. The two lines are connected via trackage rights on the Canadian National Railway Company (approximately eight miles) through Decatur, Illinois. Both leases expire in December 2006 and require the Company to perform normal track maintenance and pay a nominal per car charge on traffic in excess of 1,000 carloads per year. The DT's track is considered to be in good condition.

F.) Vandalia Railroad Company (VRRC): The VRRC is approximately 3.5 miles of operating railroad located in Vandalia, Illinois. The VRRC has a lease with the City of Vandalia for the 3.5 miles of railway. This lease is renewable for ten-year periods beginning in September 2003, and the lease of $1 was paid through September 2003. After September 2003, the lease payments equal $10 per loaded rail car handled in interchange. The Company considers the track to be in good condition.

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

P.) Gettysburg & Northern Railroad Co. (GET): The GET is 25 miles in length running from Gettysburg, PA to Mount Holly Springs, PA. The assets and subsidiary stock are pledged in various financing agreements. The Company considers the track to be in excellent condition.

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

The Company was involved in litigation surrounding trackage rights with the BNSF regarding fees charged between March 1999 and May 2001 by the Company for the BNSF's access to and usage of a segment of the Company's tracks as a means of gaining access to certain trackage owned by the BNSF. From March 1999 through May 2001, the Company charged the BNSF railroad approximately $660,000 for access to the Company's track. The Company had charged $435,442 from July 1, 2002, through May 2003, and by agreement of the two parties, those fees were accounted for as deferred revenue on the December 31, 2002 and interim 2003 balance sheets pending final resolution of the matter. A settlement agreement was executed effective October 15, 2003. By agreement, the Company was not required to refund any of the $660,000 previously recorded as revenue for services performed through May 2001. With respect to the deferred revenue of $435,442 collected by the Company, for services preformed subsequent to July 1, 2002, the Company refunded $289,261 to BNSF and recognized the remaining $146,181 as revenue.

As of the date of this Form 10-KSB, management is not aware of any incident which is likely to result in a liability that would materially affect the Company's consolidated financial position or results of operation.

Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted to security holders for vote in the fourth quarter 2003.

PART II

Item 5.  Market for Company's Common Equity and Related Stockholder Matters.

The Company's common stock trades on the Nasdaq SmallCap Market tier of the Nasdaq Stock Market under the symbol "PRRR" and the Chicago Stock Exchange under the trading symbol "PRR". The quarterly high and low sales price of the Company's common stock as reported on the Nasdaq for the periods below are as follows:

            1 Qtr   2 Qtr   3 Qtr    4 Qtr    1 Qtr    2 Qtr    3 Qtr   4 Qtr
            2002    2002    2002     2002     2003     2003     2003     2003
            --------------------------------------------------------------------

High        $1.40   $1.97   $1.85    $1.61    $1.50    $1.78    $2.54    $2.24
Low         $1.15   $1.15   $1.39    $1.38    $1.01    $1.30    $1.65    $1.84

As of December 31, 2003, the Company had 1,680 common stockholders of record, including brokers who hold stock for others. A cash dividend of $.05 per common share was paid to stockholders of record as of April 30, 2003. The total dividend was $224,534 and was paid on August 15, 2003. A dividend of $135,907 was paid in 2002.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONNECTION WITH THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS, RELATED NOTES AND OTHER FINANCIAL INFORMATION INCLUDED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-KSB.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that effect our reported assets, liabilities, revenues and expenses, and our related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, impairment of long-lived assets (including goodwill), depreciable lives for property and equipment, self-insured medical benefits, deferred revenue, income taxes, fair value of financial instruments and contingencies for legal matters. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. This forms the basis of judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Most accounting policies are not considered by management to be critical accounting policies. We believe the following critical accounting policies and the related judgments and estimates significantly affect the preparation of our consolidated financial statements: We believe that revenue recognition, deferred revenue accounting, accounting for property and equipment and goodwill accounting are the Company's critical accounting policies (see Note 1 in the Notes to Consolidated Financial Statements for additional information.)

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

The Company's railroad operating segment had revenue earned from a major customer, Roquette America, Inc., of approximately $3,929,000 in 2003 and $2,851,000 in 2002. A future loss of revenue from this customer could have a materially adverse effect on the Company's results of operations and financial condition.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Overview:

The Company operates in two business segments, railroad operations and railroad equipment leasing. Railroad operations are provided by the Company's wholly owned short line railroad subsidiaries. PRC's rail system is primarily devoted to carrying freight. The railroad subsidiaries generate revenue from several activities, with the primary source referred to as switching revenue. Switching revenue is the amount the Company receives for handling and delivering a load of freight via railcar to and from its online customers. The railroad operations also generate revenue through repair of foreign railcars (railcars owned by an unrelated entity) used to carry freight on the Company's railroads. In addition, the railroad operations earn revenue from demurrage, a charge to online customers for holding a foreign railcar for an excessive number of days. Generally, demurrage revenues will be partially offset by carhire expense (charges to the Company's railroad operations for using a foreign railcar). In addition to revenues generated from online customers, the Company also generates revenue from the storage of private railcars (railcars that are owned by a non-railroad company). In addition, the railroad operations generate revenue by performing contract services, primarily track construction and maintenance, for customers and governmental agencies. Finally, the Company, through its wholly owned railroad subsidiary Gettysburg & Northern Railroad Co. generates revenue from a tourist passenger train in Gettysburg, Pa.

The Company's revenue from its railroad operations could be affected by several events. In most instances, several railroads take part in the delivery of freight to and from the Company's customers. Each railroad will set its revenue requirement for handling the freight. If the total revenue requirements for all railroads involved is not competitive with other transportation options, it is likely the freight will not move by rail. In addition, the Company's current customers make changes in the origin of their raw materials and destination for their finished products that could positively or negatively effect rail traffic. In addition, a significant portion of the Company's freight is carried in railcars supplied by the nations largest railroads, referred to as Class 1 railroads. The Class 1 railroads ability to continue to supply railcars is an important factor in generating revenues. The Company's equipment leasing operations own a large railcar fleet, which helps to minimize adverse consequences from a limited railcar supply. The Company continually searches for railcars to purchase that will provide its customers with a reliable car supply.

The equipment leasing operations generate revenue from carhire revenue (charges non-affiliated railroads pay the Company for using its railcars) and revenue from locomotive leases to unaffiliated entities. The Company's railcars have a limited useful life, generally 40 to 50 years from the year they were built. In future years, as the Company's railcars reach their useful life limit, the Company will need to replace the railcars to maintain its current carhire revenue levels. Any significant purchase of railcars will require long term debt financing. When the Company's railcars reach the end of their useful life, the Company could still use some of the railcars on its own railroads for captive grain loads or generate income from the scrap value of the railcars, which is currently about $3,000 per car. Below is a chart illustrating the life expectancy of the Company's railcar fleet:

Expiration Year   Box     Cov Hop    Gond       Flat       Hopper        Total      % of Fleet
----------------------------------------------------------------------------------------------
     2004          31         18                                           49           3.62%
     2005          42         44        3        12                       101           7.46%
     2006         103         80        5         1                       189          13.96%
     2007           3        156                               2          161          11.89%
     2008          28          5        5                      2           40           2.95%
     2009          40        154        4                                 198          14.62%
     2010           9          4        5                                  18           1.33%
     2011          90         50                               1          141          10.41%
     2012         164         14        4                      4          186          13.74%
     2013           6         32        2                                  40           2.95%
     2014          20          9        3                      1           33           2.44%
     2015          10         11                               1           22           1.62%
     2016          20         10        1                                  31           2.29%
     2017           4          6        2                                  12           0.89%
     2018          13          4        1                                  18           1.33%
     2019          15          2                                           17           1.26%
     2020           3          8                                           11           0.81%
     2021          11          4       46        19            2           82           6.06%
     2023                      3                                            3           0.22%
     2024                      2                                            2           0.15%
                  612        616       81        32           13         1354         100.00%

Nationally there is a surplus of locomotives for lease and sale, which has caused a decrease in lease rates and a decrease in opportunities to lease locomotives as potential customers may choose to purchase locomotives in lieu of leasing them. The Company's lease renewals will be subject to market rates that are currently lower than the Company is earning. Historically, there has been upturns and downturns in the locomotive leasing industry, and the Company believes it is well positioned to take advantage of the next up turn due to the size and quality of its locomotive fleet.

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

The Company's primary outflow of cash pertains to employee wages, track materials, repair expenses to railcars and locomotives, fuel, car hire expense, liability insurance, health insurance, and debt repayments. The Company uses the following categories to group expense in the financial statements:

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

Financial Results discussion:

The Company's net income in 2003 increased by $179,000 to $1,425,000 up from $1,246,000 in 2002. Revenue increased in 2003 by $1,024,000 or 7%, to
$15,994,000 from $14,970,000 in 2002. Operating expense increased in 2003 by $807,000 or 7%, to $12,940,000 from $12,133,000 in 2002. Operating income increased in 2003 by $217,000 or 8%, to $3,054,000 from $2,837,000 in 2002.

Revenue increased in 2003 by $1,025,000 or 7% to $15,994,000 from $14,970,000 in the prior year. The railroad operations generated total revenue of $12,929,000 in 2003 compared to $11,979,000 in 2002. The railroad operations increased revenue $950,000, primarily from increased switching revenue of $357,000, which includes $146,000 of previously deferred revenue recognized as revenue in 2003 as discussed in Item 3, and increased contract services revenue of $409,000. The equipment leasing operations generated total revenue of $3,045,000 in 2003 compared to $2,976,000 in 2002. In 2003 revenue from the equipment leasing operations included carhire revenue of $2,387,000 and unaffiliated lease income of $632,000. The equipment leasing operations increased revenue $69,000 primarily from a $94,000 increase in carhire revenue offset by a $44,000 decrease in revenue generated from equipment leases to unaffiliated entities. Corporate services did not have significant revenues in either 2003 or 2002.

Operating expense increased in 2003 by $807,000 or 7%, to $12,940,000 from $12,133,000 in 2002. The railroad operations generated operating expenses of $7,568,000 in 2003, a $594,000 increase (9%) from $6,974,000 in 2002. There are no material trends that resulted in the increased operating expense by the railroad operations. The equipment leasing operations generated operating expenses of $1,980,000 in 2003, a $57,000 increase (less then 1%) from $1,923,000 in 2002. Corporate support services generated operating expense of $3,392,000 in 2003 a $156,000 increase (5%) from $3,236,000 in 2002. The increase in operating expenses from corporate support services is primarily related to increased health insurance costs related to the Company's health plan.

Operating income increased in 2003 by $217,000 or 8%, to $3,054,000 from $2,837,000 in 2002.

The railroad operations generated operating income of $5,360,000 in 2003, a $356,000 increase (7%) from $5,004,000 in 2002. The equipment leasing operations generated operating income of $1,064,000 in 2003, a $12,000 increase (less then 1%) from $1,052,000 in 2002. Corporate support services reduced operating income $3,372,000 in 2003. This represents a $151,000 decrease in 2003 operating income (5%) as compared to a $3,221,000 reduction of operating income in 2002.

2003 Operations by Business Segment

                           Railroad      Equipment     Corporate
                          Operations      Leasing      Services         Total
                          ------------------------------------------------------
Revenue ...............   $12,929,000   $ 3,045,000   $    20,000    $15,994,000

Expenses:
MOW ...................   $ 1,173,000   $         0   $    78,000    $ 1,251,000
MOE ...................   $   761,000   $   486,000   $   272,000    $ 1,519,000
TRAN ..................   $ 3,240,000   $   141,000   $    51,000    $ 3,432,000
ADMIN .................   $ 1,552,000   $    61,000   $ 2,926,000    $ 4,539,000
Dep/Amort .............   $   842,000   $ 1,292,000   $    65,000    $ 2,199,000
                          ------------------------------------------------------
Operating Expense .....   $ 7,568,000   $ 1,980,000   $ 3,392,000    $12,940,000

Operating Income ......   $ 5,361,000   $ 1,065,000   ($3,372,000)   $ 3,054,000


2003-2002 Variances by Business Segments
Increase (decrease)

                              Railroad     Equipment     Corporate
                             Operations     Leasing      Services        Total
                             ---------------------------------------------------
Revenue ..................   $  950,000   $   69,000    $    5,000    $1,024,000

Expenses:
MOW ......................   $  128,000   $        0    ($   6,000)   $  122,000
MOE ......................   $  100,000   ($  29,000)   $   31,000    $  102,000
TRAN .....................   $  145,000   $   65,000    $    1,000    $  211,000
ADMIN ....................   $   99,000   ($  35,000)   $  141,000    $  205,000
Dep/Amort ................   $  122,000   $   56,000    ($  11,000)   $  167,000
                             ---------------------------------------------------
Operating Expense ........   $  594,000   $   57,000    $  156,000    $  807,000

Operating Income .........   $  356,000   $   12,000    ($ 151,000)   $  217,000

Other Income and Expense Income Statement Line Item Discussions:

Interest expense decreased $155,000 in 2003 to $929,000 compared to $1,084,000 in 2002. Interest expense related to the financing of railroad acquisitions and railroad improvements was $543,000 in 2003, a $61,000 decrease (15%) from $604,000 in 2002. The equipment leasing operations interest expense was $386,000 in 2003, a $94,000 decrease (32%) from $480,000 in 2002.

In 2003, $309,000 of lease income was generated by the Company's railroad operations from the granting of easements and leases for the use of railroad right of way property, compared to $305,000 of lease income in 2002. The Company continues to place a strong emphasis on identifying and collecting revenues from third parties occupying Company property.

Net loss on sale of property and equipment, primary related to railcars was $74,000 in 2003 compared to a net gain on sale of property and equipment of $17,000 in 2002.

Impact of New Accounting Pronouncements:

Prior to January 1, 2002 goodwill was amortized on a straight-line basis over periods ranging from 5-40 years. Effective January 1, 2002, goodwill is no longer amortized but is subject to impairment tests performed at least annually. The Company has performed the required impairment tests of goodwill as of December 31, 2003, and, based on management estimates of fair value of the entity, there was no reduction in the carrying amount of the goodwill previously recognized. The Company did not acquire any additional goodwill during 2003 or 2002.

In August 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations." FASB No. 143 amends FASB No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies." It addresses financial accounting and reporting for obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs. The provisions of SFAS No. 143 were adopted effective January 1, 2003 and did not have a material effect on the Company's consolidated financial statements.

In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued. SFAS No. 146 supersedes Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under SFAS No. 146, an entity's commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. SFAS No. 146 also establishes fair value as the objective for initial measurement of the liability. The provisions of SFAS No. 146 were adopted effective January 1, 2003 and did not have a material effect on the Company's consolidated financial statements.

In November 2002, FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FASB Interpretation No. 45), was issued. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. The initial measurement and recognition provisions are required to be applied on a prospective basis to guarantees issued or modified after December 31, 2002. They require that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Under prior accounting principles, a guarantee would not have been recognized as a liability until a loss was probable and reasonably estimable. The provisions of FASB Interpretation No. 45 were adopted effective January 1, 2003 and did not have a material effect on the Company's consolidated financial statements.

In January 2003, FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FASB Interpretation No. 46), was issued. It clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which the equity investors do not have a controlling financial interest or do not have sufficient equity at risk. FASB Interpretation No. 46, as amended in December 2003, is effective for the Company for the period ending December 31, 2004, except for entities considered to be special purpose entities, as to which the effective date is December 31, 2003. The Company has not completed its full assessment of the effects of FASB Interpretation No. 46 on its financial statements and so it is uncertain as to the impact, however, the Company does not believe it has any special purpose entities to which FASB Interpretation No. 46, as amended, would apply as of December 31, 2003.

In May 2003, FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". Statement No. 150 requires that certain freestanding financial instruments be reported as liabilities in the balance sheet. Depending on the type of financial instrument, it will be accounted for at either fair value or the present value of future cash flows determined at each balance sheet date with the change in that value reported as interest expense in the statement of income. Prior to the application of Statement No. 150, either those financial instruments were not required to be recognized, or if recognized, were reported in the balance sheet as equity with changes in the value of those instruments normally not recognized in net income. The Company believes the adoption of FASB No. 150 will not have a material impact on the Company's financial position or results of operations.

Liquidity and Capital Resources:

The Company primarily uses cash generated from operations to fund working capital needs and relies on long-term financing for the purchase of railcars, new operating subsidiaries, and other significant capital expenditures. The Company has working capital facilities totaling $1,100,000 which was available for use at the end of 2003.

Long-term equipment financing has historically been readily available to the Company for its railcar acquisition program. The Company believes it will be able to continue to obtain long-term equipment financing should the need arise. The Company's plans for new debt in the foreseeable future is contingent upon new railroad acquisitions and increased needs and/or opportunities for railcars.

On October 10, 2002, the Company negotiated reduced interest rates on several of its notes outstanding with National City Bank. The ability to renegotiate interest rates is limited by the assessment of prepayment premiums by National City Bank in accordance with the terms of the original notes. Therefore, it is not cost effective to renegotiate all notes, and the reduction in interest rates on renegotiated notes was limited by the prepayment premiums. The interest rate on the note related to the acquisition of the Michigan Southern Railroad Co. was reduced from 8.375% to 7.55% for 5 years on a note balance of $1,897,000. The interest rate on the note related to the acquisition of the Keokuk Junction Railway Co. was reduced from 8.375% to 7.15% for 5 years on a note balance of $2,392,000. The KJRY note includes $500,000 of additional principal that was previously funded by the acquisition line relating to the December 19, 2001 purchase of 12.1 miles of track from LaHarpe to Lomax, Illinois. In addition, the Company converted the variable rate note payable related to the acquisition of The Garden City Western Railway, Inc. to a fixed rate of 5.7% for the next 5 years on a note balance of $1,216,000.

The following table summarizes the Company's future commitments and contractual obligations (amount in thousands) related to its notes payable, long-term debt and noncancellable operating leases as of December 31, 2003:

Commitments & Contractual                         Years ending December 31
      Obligations              2004     2005      2006       2007      2008   Thereafter    Total
--------------------------------------------------------------------------------------------------
Notes payable ............   $   146   $    --   $    --   $    --   $    --   $    --     $   146
Long-term debt ...........     2,955     2,868     1,898     4,297       402       173      12,593
Noncancellable
  operating leases .......        31        31        31        31        28        43         195

On July 1, 1995, the Company's stock split and warrant issuance became payable to shareholders. The 2 for 1 stock split increased the number of shares issued and outstanding from 2,099,142 to 4,198,284. At the same time shareholders became entitled to purchase an additional 4,198,284 shares through stock warrants issued by the Company as dividends. One warrant was issued for each share of common stock held after the split, entitling the holder to purchase 1 share of common stock for $2.00 per share. The shares purchased through the exercise of the warrants must be held for 1 year from date of purchase. As of December 31, 2003, a total of 71,764 warrants originally issued had been exercised to date, and the Company realized $143,938 on the issuance of the warrants.

On June 26, 1996, the Company's shareholders approved a stock option plan permitting the issuance of 407,000 shares of common stock. Options granted under the plan are incentive based except for the options granted to the CEO whose options are non-qualified. The options became fully vested and exercisable as of July 1, 2001. The options are exercisable at prices ranging from $2.75 to $3.03, based upon the trading price on the date of the grant, in whole or in part within 10 years from the date of grant. As of December 31, 2003, a total of 150,000 options are outstanding under this plan.

In 1999, Pioneer Railcorp's Board of Directors authorized and approved the repurchase of up to one million shares (1,000,0000) of the Company's common stock. As of December 31, 2003, a total of 130,615 shares had been repurchased at a cost of $191,612. The Company plans to continue buying back its common stock but believes the repurchase will be on a more limited scope then previously anticipated due to capital requirements and the trading volume of the Company's stock.

The Company generally anticipates that the outcomes involving current legal proceedings will not materially affect the Company's consolidated financial position or results of operation

The Company believes its cashflow from operations and its available working capital credit lines, will be more than sufficient to meet liquidity needs through at least December 31, 2004.

Balance Sheet and Cash Flow Items:

The Company generated net cash from operating activities of $3,364,000 in 2003 and $4,371,000 in 2002. Net cash from operating activities for 2003 was provided by $1,425,000 of net income, $2,199,000 of depreciation and amortization, an increase in deferred income taxes of $500,000, an increase in accounts payable of $197,000 and $437,000 from changes in various other operating assets and liabilities less cash used by an increase in accounts receivable of $883,000, a decrease in deferred revenue of $240,000 and $271,000 from changes in various other operating assets and liabilities. Net cash from operating activities for 2002 was provided by $1,246,000 of net income, $2,032,000 of depreciation and amortization, an increase in deferred income taxes of $420,000, a decrease in accounts receivable of $265,000, an increase in deferred revenue of $1,158,000, and $292,000 from changes in various other operating assets and liabilities less cash used from a decrease in accounts payable of $568,000 and $472,000 from changes in various other operating assets and liabilities.

The December 31, 2003 increase in accounts receivable is related to revenue from railroad operations billed in the 4th quarter, some of which remains outstanding as a result of year end changes in payment procedures by one of the Company's customer's. These balances have been, or are expected to be fully collected in the first quarter 2004. As previously discussed, several railroads are usually involved in the process of delivering freight. The Company collects the total revenue for all railroads involved in the delivery of freight in a majority of its shipments. The Company records its share of the revenue and records the amount due the other railroads as a current payable. The amounts payable to other railroads are settled monthly. Depending on the mix of freight handled by the Company, there could be significant variances in accounts receivable and accounts payable in comparable periods. Under normal operating conditions, these changes do not have a material impact on liquidity or the Company's ability to meet its cash requirements.

A total of $146,000 of the decrease in the Company's deferred revenue relates to the Company's settlement of its dispute with the BNSF as described above in Part I Item 3 Legal Proceedings. In addition, $94,000 of deferred revenue was amortized to income for reimbursements received for track upgrades as further described in Note1 to Financial Statements.

In 2003, the Company purchased and capitalized approximately $1,110,000 of fixed assets and capital improvements, including the purchase of 13 used locomotives for $580,000 and $141,000 of track structure additions and improvements. Other capital expenditures in 2003 include approximately $136,000 for railcar and locomotive betterment's, $39,000 for utility trucks and a backhoe, $83,000 for bridge upgrades and $131,000 of various or equipment items. The Company obtained long term 4.81% fixed rate financing totaling $580,000 for locomotive purchases. In addition, the Company incurred borrowings of $97,000 from the State of Iowa, bearing interest at a fixed rate of 3% to fund track structure additions. The remaining capital expenditures were funded with working capital.

In July 2003, the Company incurred borrowings of $1.1 million for a term of five years bearing interest at a fixed rate of 4.81%. The proceeds were utilized to refinance outstanding debt bearing interest at rates of 6.7% and 7.4%. This transaction will have a positive affect on the Company's cash flow.

In 2004 the Company plans to make significant upgrades to existing track structure on several of its railroad properties at an expected cost of approximately $1 million. The anticipated costs represent track materials, additional labor and contractors that will be required to perform the upgrades. These costs are expected to be incurred during the late first quarter 2004 continuing through the third quarter 2004. The Company plans to initially fund a majority of these expenditures with working capital, but is also considering using long term fixed rate financing, which it believes would be available if requested.

The Company has a feeder line application on file with the Surface Transportation Board (STB) to acquire the western end of the Toledo Peoria and Western Railway (TPW). The Company believes this acquisition would add synergies to its Keokuk Junction Railway Co., as the two lines would connect, giving the Company's largest customer access to additional markets via Peoria, IL. The Company anticipates a decision by the STB no later than the second quarter 2004. In the event the Company is successful in its attempt to acquire the west end of the TPW, the acquisition price will be determined by the STB. The Company is uncertain as to what the acquisition price will be, but the Company's determined fair value is $3.3 million. The Company's primary lender has offered to provide long term fixed rate financing for this acquisition. The Company believes that the cash it would generate from operating the west end of the TPW would more then offset debt requirements of the acquisition.

The Company anticipates additional cash requirements approximating $200,000 in 2004 as a result of the reversal of deferred taxes. In future years, the Company anticipates additional cash requirements totaling $400,000 as a result of the reversal of deferred taxes.

In 2002, the Company's wholly owned subsidiary, Mississippi Central Railroad Co., exercised its conversion rights on all of its outstanding shares of preferred stock. The conversion rate was 110% of the par value of $1,000. In October 2002 the Company disbursed a total of $365,200 to satisfy the complete and full conversion of all outstanding preferred shares to cash.

Item 7.  Financial Statements

McGladrey & Pullen
Certified Public Accountants


Independent Auditor's Report

To the Board of Directors
Pioneer Railcorp
Peoria, Illinois

We have audited the accompanying consolidated balance sheets of Pioneer Railcorp and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pioneer Railcorp and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ McGladrey & Pullen, LLP
---------------------------

Peoria, Illinois
February 13, 2004





McGladrey & Pullen, LLP is a member firm of RSM International - an affiliation of separate and independent legal entities.

Pioneer Railcorp and Subsidiaries

Consolidated Balance Sheets
December 31, 2003 and 2002

ASSETS                                                             2003            2002
-------------------------------------------------------------------------------------------
Current Assets
Cash                                                           $  1,199,016    $  1,148,461
Accounts receivable, less allowance for doubtful accounts
  2003 $38,659; 2002 $27,481 ...............................      3,924,194       3,041,573
Inventories ................................................        352,708         287,763
Prepaid expenses ...........................................        274,458         214,606
Income tax refund claims ...................................        201,000         337,419
Deferred income taxes ......................................             --          12,000
                                                               ----------------------------
        Total current assets ...............................      5,951,376       5,041,822

Investments, cash value of life insurance ..................        246,668         214,627

Property and Equipment, net ................................     26,495,649      27,793,573

Other Assets ...............................................         10,777         161,833

Goodwill ...................................................      1,017,430       1,017,430
                                                               ----------------------------
                                                               $ 33,721,900    $ 34,229,285
                                                               ============================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current maturities of long-term debt .....................   $  2,954,637    $  2,716,801
  Notes payable ............................................        146,080          91,816
  Accounts payable .........................................      2,543,568       2,346,751
  Accrued expenses .........................................        836,332         950,968
  Deferred income taxes ....................................         62,000              --
                                                               ----------------------------
        Total current liabilities ..........................      6,542,617       6,106,336
                                                               ----------------------------

Long-Term Debt, net of current maturities ..................      9,638,122      11,911,244
                                                               ----------------------------

Deferred Revenue ...........................................      1,788,017       2,027,811
                                                               ----------------------------

Deferred Income Taxes ......................................      6,063,000       5,637,000
                                                               ----------------------------

Minority Interest in Subsidiaries ..........................        737,000         751,000
                                                               ----------------------------
Commitments and Contingencies (Note 11)

Stockholders' Equity
  Common stock, Class A (voting), par value $.001 per share, authorized 20,000,000 shares, issued 2003 4,615,717;
    2002 4,612,517 shares ..................................          4,615           4,612
  In treasury 2003 130,615 shares; 2002 99,005 shares ......           (130)            (99)
                                                               ----------------------------
  Outstanding 2003 4,485,102; 2002 4,513,512 ...............          4,485           4,513
  Common stock, Class B (nonvoting), no par value,
    authorized 20,000,000 shares ...........................             --              --
  Additional paid-in capital ...............................      2,015,838       2,009,441
  Retained earnings ........................................      6,932,821       5,781,940
                                                               ----------------------------
                                                                  8,953,144       7,795,894
                                                               ----------------------------

                                                               $ 33,721,900    $ 34,229,285
                                                               ============================

See Notes to Consolidated Financial Statements.

Pioneer Railcorp and Subsidiaries

Consolidated Statements of Income
Years Ended December 31, 2003 and 2002

                                                           2003            2002
                                                       ----------------------------
Railway operating revenue ..........................   $ 15,994,621    $ 14,969,833
                                                       ----------------------------

Operating expenses
  Maintenance of way and structures ................      1,251,112       1,129,442
  Maintenance of equipment .........................      1,519,396       1,416,737
  Transportation ...................................      3,431,951       3,220,839
  General and administrative .......................      4,539,075       4,334,140
  Depreciation .....................................      2,194,907       2,027,869
  Amortization .....................................          4,000           4,000
                                                        ---------------------------
                                                         12,940,441      12,133,027
                                                        ---------------------------

        Operating income ...........................      3,054,180       2,836,806
                                                        ---------------------------
Other income (expenses)
  Interest income ..................................          3,664           7,822
  Interest expense .................................       (929,451)     (1,084,133)
  Lease income .....................................        308,728         305,192
  Gain (loss) on sale of property and equipment ....        (74,285)         17,190
  Other, net .......................................         13,200          12,245
                                                         --------------------------
                                                           (678,144)       (741,684)
                                                         --------------------------
        Income before provision for income taxes
        and minority interest in preferred stock
        dividends of consolidated subsidiaries .....      2,376,036       2,095,122
Provision for income taxes .........................        872,063         733,543
                                                         --------------------------
        Income before minority interest in preferred
        stock dividends of consolidated subsidiaries      1,503,973       1,361,579

Minority interest in preferred stock dividends of
  consolidated subsidiaries ........................         78,705         115,890
                                                       ----------------------------

        Net income .................................   $  1,425,268    $  1,245,689
                                                       ============================

Basic earnings per common share ....................   $       0.32    $       0.28
                                                       ============================

Diluted earnings per common share ..................   $       0.32    $       0.28
                                                       ============================

See Notes to Consolidated Financial Statements.

Pioneer Railcorp and Subsidiaries

Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2003 and 2002

                                                 Common Stock
                                            ------------------------
                                                Class A (Voting)        Additional
                                            ------------------------      Paid-In       Retained
                                              Shares       Amount         Capital       Earnings
                                            ------------------------------------------------------
Balance at December 31, 2001 ..........     4,528,477    $     4,528    $ 2,044,041    $ 4,694,536

  Dividends on common stock,
    $.03 per share ....................            --             --             --       (135,907)

  Redemption premium paid on repurchase
    of preferred stock (Note 10) ......            --             --        (34,600)            --

  Shares acquired in treasury for
    retirement ........................       (14,965)           (15)            --        (22,378)

  Net income ..........................            --             --             --      1,245,689
                                            ------------------------------------------------------

Balance at December 31, 2002 ..........     4,513,512          4,513      2,009,441      5,781,940

  Warrants exercised ..................         3,200              3          6,397             --

  Dividends on common stock,
    $.05 per share ....................            --             --             --       (224,534)

  Shares acquired in treasury for
    retirement ........................       (31,610)           (31)            --        (49,853)

  Net income ..........................            --             --             --      1,425,268
                                            ------------------------------------------------------

Balance at December 31, 2003 ..........     4,485,102    $     4,485    $ 2,015,838    $ 6,932,821
                                            ======================================================

See Notes to Consolidated Financial Statements.

Pioneer Railcorp and Subsidiaries

Consolidated Statements of Cash Flows
Years Ended December 31, 2003 and 2002

                                                               2003          2002
-------------------------------------------------------------------------------------
Cash Flows From Operating Activities
  Net income ...........................................   $ 1,425,268    $ 1,245,689
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Minority interest in preferred stock dividends of
      consolidated subsidiaries ........................        78,705        115,890
    Depreciation .......................................     2,194,907      2,027,869
    Amortization .......................................         4,000          4,000
    (Increase) in cash value life insurance ............       (32,041)       (30,537)
    (Gain) loss on sale of property and equipment ......        74,285        (17,190)
    Deferred taxes .....................................       500,000        420,000
    Changes in assets and liabilities:
      (Increase) decrease in assets:
        Accounts receivable ............................      (882,621)       265,168
        Income tax refund claims .......................       136,419       (204,514)
        Inventories ....................................       (64,945)       (65,506)
        Prepaid expenses ...............................       (59,852)       (11,819)
        Other assets ...................................       147,056       (143,742)
      Increase (decrease) in liabilities:
        Accounts payable ...............................       196,817       (567,720)
        Accrued expenses ...............................      (114,636)       175,937
        Deferred revenue ...............................      (239,794)     1,157,745
                                                           --------------------------
        Net cash provided by operating activities ......     3,363,568      4,371,270
                                                           --------------------------
Cash Flows From Investing Activities
  Proceeds from sale of property and equipment .........       109,302         59,673
  Purchase of property and equipment ...................    (1,080,570)    (2,611,449)
                                                           --------------------------
        Net cash (used in) investing activities ........      (971,268)    (2,551,776)
                                                           --------------------------
Cash Flows From Financing Activities
  Proceeds from short-term borrowings ..................       271,340      1,339,637
  Proceeds from long-term borrowings ...................     1,812,082      1,219,769
  Principal payments on short-term borrowings ..........      (217,076)    (1,305,533)
  Principal payments on long-term borrowings ...........    (3,847,368)    (2,240,794)
  Proceeds from common stock issued upon exercise
    of stock warrants and options ......................         6,400             --
  Common stock dividend payments .......................      (224,534)      (135,907)
  Preferred stock dividend payments to minority interest       (78,705)      (115,890)
  Purchase of common stock for the treasury ............       (49,884)       (22,393)
  Repurchase of minority interest ......................       (14,000)      (352,000)
  Redemption premium on repurchase of preferred stock ..            --        (34,600)
                                                           --------------------------

        Net cash (used in) financing activities ........    (2,341,745)    (1,647,711)
                                                           --------------------------

(Continued)

Pioneer Railcorp and Subsidiaries

Years Ended December 31, 2003 and 2002

                                                               2003          2002
                                                            -----------------------
        Net increase in cash ............................   $   50,555   $  171,783

Cash, beginning of year .................................    1,148,461      976,678
                                                            -----------------------

Cash, end of year .......................................   $1,199,016   $1,148,461
                                                            =======================

Supplemental Disclosures of Cash Flow Information
  Cash payments for:
    Interest ............................................   $  951,264   $1,073,983
                                                            =======================

    Income taxes (net of refunds 2003 $13,709; 2002 none)   $  235,644   $  518,057
                                                            =======================

Supplemental Disclosures of Noncash Investing Information
  Accounts receivable applied to acquire equipment ......   $     --     $  124,267
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

Cash and cash equivalents: For the purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. There are no cash equivalents as of December 31, 2003 and 2002. Periodically throughout the year, the Company has amounts on deposit with financial institutions that exceed the depository insurance limits. The Company has not experienced any loss as a result of those deposits and does not expect any in the future.

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

The Company reviews applicable assets on a quarterly basis to determine potential impairment by comparing carrying value of underlying assets with the anticipated future cash flows and does not believe that impairment exists as of December 31, 2003 and 2002.

Goodwill: Prior to January 1, 2002, goodwill was amortized on a straight-line basis over periods ranging from 5-40 years. Effective January 1, 2002, goodwill is no longer amortized but is subject to impairment tests performed at least annually (the Company performs its impairment test as of December 31 each year).

Deferred revenue: In 2002, the Company incurred costs of $1,012,055, relating to an ongoing upgrade of the track and roadbed of the Gettysburg & Northern Railroad Company. The upgrade was required in order to service a customer that has agreed to reimburse the Company for the costs relating to the upgrade. As of December 31, 2002, the customer had reimbursed the Company $1,882,121. As the project was ongoing as of December 31, 2002, the Company recognized deferred revenue of $1,882,121 and capitalized the same amount for the related track and roadbed upgrade in the capital projects category of property and equipment. Commensurate with the completion of the upgrade in January 2003 the Company began depreciating the capitalized assets on a straight-line basis over their estimated useful lives, with the deferred revenue being amortized to income over the same lives. As of December 31, 2003, the Company has recorded additional deferred revenue totaling approximately $70,000 relating to advanced payments received from Class I railroads for railroad crossing fees.

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

Had compensation cost for the stock-based compensation plans been determined based on the grant date fair values of awards (the method described in FASB Statement No. 123) there would have been no effect on net income or earnings per share for either the year ended December 31, 2003 or 2002.

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

Government grants: From time to time, the Company, through its subsidiary railroads, enters into agreements with state agencies in the form of federal or state aid projects or grant agreements which are designed to aid the Company with labor, material, and other costs relating to the rehabilitation and repair of track and bridge structures belonging to the Company. As of December 31, 2003, all amounts relative to these agreements have been received and satisfied in full.

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

Note 2.  Property and Equipment

Property and equipment consist of the following:

                                                             December 31,
                                                   -----------------------------
                                                       2003               2002
                                                   -----------------------------
Land .......................................       $ 3,179,483       $ 3,197,483
Roadbed ....................................        13,101,000        10,348,541
Transportation equipment ...................         6,236,501         5,511,373
Railcars ...................................        13,450,948        13,666,990
Buildings ..................................         1,978,888         1,835,923
Machinery and equipment ....................         1,669,879         1,617,390
Office equipment ...........................           505,564           498,008
Leasehold improvements .....................           261,444           252,684
Capital projects ...........................           283,320         2,931,277
                                                   -----------------------------
                                                    40,667,027        39,859,669
Less accumulated depreciation ..............        14,171,378        12,066,096
                                                   -----------------------------
                                                   $26,495,649       $27,793,573
                                                   =============================

Note 3.  Pledged Assets, Notes Payable, and Long-Term Debt

The Company has an unsecured note payable that totaled $146,080 and $61,816 as of December 31, 2003 and 2002, respectively, for the financing of insurance premiums. The $146,080 note, as of December 31, 2003, is payable in monthly installments of $24,667, including interest at 4.5%, through June 2004.

The Company had a $30,000 non-interest-bearing note payable as of December 31, 2002, with Delaware Trans-portation Equipment Co., L.L.C. This note payable was payable in monthly installments of $5,000 and final payment was made in June 2003.

The Company has a $1,100,000 line-of-credit with National City Bank, Peoria, Illinois, bearing interest at prime, as published in The Wall Street Journal, plus .5%, collateralized by inventory and accounts receivable. The Company had no outstanding balance under this line-of-credit as of December 31, 2003 and 2002.

The credit agreements with National City Bank contain various restrictive loan covenants, including among others, minimum tangible net worth, debt service coverage, and maximum funded debt to earnings before interest, taxes, depreciation, and amortization (EBITDA).

Long-term debt at December 31, 2003 and 2002, consists of the following:

                                                                                       2003          2002
                                                                                   -------------------------
Note  payable,  National  City  Bank,  due in  monthly  installments  of $33,012 including interest at 8.15%, final installment due July 2005, collateralized
  by locomotives ...............................................................   $ 1,218,459   $ 1,502,877
Noninterest-bearing note payable, State of Mississippi, due in annual installments of $3,792, final installment due February
  2009, collateralized by track structure ......................................        22,754        26,546
Mortgage  payable,  National City Bank,  due in monthly  installments  of $4,049 including  interest at 9.75%.  The interest rate is adjustable  every five years and is presently based on the Bank's base rate plus 1.5% as of
  October 31, 1999.  Final installment due June 2008, collateralized by Pioneer
  Railcorp's corporate headquarters building ...................................       331,524       346,516
Mortgage  payable,  National City Bank, due in monthly  installments  of
  $26,057 including interest at 8.35%, final installment due July 2006,
  collateralized by railcars ...................................................       723,077       963,576
Note payable,  Bank of America Leasing & Capital, due in monthly installments of $30,375 including interest at 5.9%, final installment due December 2004,
  collateralized by railcars ...................................................       353,175       686,102
Note payable,  State of Iowa, due in annual  installments  of $59,707 including interest at 3%, final installment due December 2011, collateralized
  by track material ............................................................       419,125       402,551
Noninterest-bearing note payable, Main Street Inc., due in monthly
  installments of $100, final installment due December 2004, uncollateralized ..         1,100         2,300
Notes payable, Center Capital Corporation, due in monthly installments of
  $47,008 including interest at 6.85%, final installments due January 2005,
  collateralized by rail cars ..................................................       587,374     1,092,312
Note payable, National City Bank, due in monthly installments of
  $23,195 including interest at 5.75%, final payment due October 2007, collateralized by Indiana Southwestern railway Co. and the Gettysburg &
  Northern Railroad Co. stock and assets .......................................     1,917,518     2,078,929
Note payable, National City Bank, due in monthly installments of $15,855 including interest at 5.70%, final payment due October 2007, collateralized
  by Garden City & Western Railway, Inc. stock and assets ......................     1,071,699     1,196,091
Note payable, National City Bank, due in monthly installments of $36,365 including interest at 7.15%, final installment due November 2007,
  collateralized by Keokuk Junction Railway Co. stock and assets ...............     2,070,138     2,345,489
Note  payable,  National  City  Bank,  due in  monthly  installments  of $30,731 including interest at 7.55%, final installment due October 2007, collateralized by Michigan Southern Railway Company and Michigan Southern
  Railroad Company, Inc. stock and assets ......................................     1,630,829     1,865,398
Notes payable, Bank of America Leasing & Capital, due in monthly installments of $9,039 and $9,473 including  interest at 6.39% and 5.16%, final installments due July 2007 and September 2007, collateralized by locomotives
  and railcars .................................................................       733,283       907,835
Note payable,  Bank of America Leasing & Capital, due in monthly installments of $10,894 including interest at 4.81%, final installment due September 2008,
  collateralized by railcars ...................................................       554,189            --
Note payable,  Key Equipment  Finance,  due in monthly  installments  of $29,407 including interest at 4.81%, final installment due December 2006,
  collateralized by railcars ...................................................       958,515            --
Notes payable, TCF Leasing Inc., due in monthly installments of $18,029 and
  $13,064 including interest at 7.4% and 6.7%, final installments due August
  2006 and September 2006, collateralized by railcars (refinanced in 2003) .....            --     1,211,523
                                                                                   -------------------------
                                                                                    12,592,759    14,628,045
Less current portion ...........................................................     2,954,637     2,716,801
                                                                                   -------------------------
                                                                                   $ 9,638,122   $11,911,244
                                                                                   =========================

Aggregate maturities required on long-term debt as of December 31, 2003, are due in future years as follows:

Years ending December 31:                                               Amount
--------------------------------------------------------------------------------

2004                                                                 $ 2,954,637
2005                                                                   2,867,990
2006                                                                   1,897,951
2007                                                                   4,297,290
2008                                                                     402,211
Thereafter                                                               172,680
                                                                     -----------
                                                                     $12,592,759
                                                                     ===========


Note 4.  Income Tax Matters

The Company and all but one of its subsidiaries file a consolidated federal income tax return. This subsidiary files separate federal and state income tax returns.

The provision for income taxes charged to operations for the years ended December 31, 2003 and 2002, were as follows:

                                                     2003                 2002
                                                   -----------------------------
Current:
  Federal ............................             $239,063             $209,738
  State ..............................              133,000              103,805
                                                   -----------------------------
                                                    372,063              313,543
                                                   -----------------------------
Deferred:
  Federal ............................              475,000              396,375
  State ..............................               25,000               23,625
                                                   -----------------------------
                                                    500,000              420,000
                                                   -----------------------------
                                                   $872,063             $733,543
                                                   =============================

The income tax provision differs from the amount of income tax determined by applying the federal income tax rate to pretax income from operations for the years ended December 31, 2003 and 2002, due to the following:

                                                                       2003     2002
                                                                       --------------
Computed "expected" tax expense ..................................     35.0%    35.0%
Increase (decrease) in income taxes resulting from:
  State income taxes, net of federal tax benefit .................      3.9      4.1
  Reduction in state tax rate for changes in temporary differences       --     (1.9)
  Other ..........................................................     (2.2)    (2.2)
                                                                       --------------
                                                                       36.7%    35.0%
                                                                       ==============

Deferred tax assets and liabilities consist of the following components as of December 31, 2003 and 2002:

                                                    2003                2002
                                                --------------------------------
Deferred tax assets:
  AMT credit carryforwards .............        $   192,000         $   614,000
  NOL carryforwards ....................             35,000                  --
  Deferred compensation ................             52,000              50,000
  Other ................................             65,000              17,000
                                                --------------------------------
                                                    344,000             681,000
                                                --------------------------------
Deferred tax liabilities:
  Property and equipment ...............         (6,372,000)         (6,306,000)
  Prepaid expenses .....................            (97,000)                 --
                                                --------------------------------
                                                 (6,469,000)         (6,306,000)
                                                --------------------------------
                                                $(6,125,000)        $(5,625,000)
                                                ================================

The components giving rise to the deferred tax assets and liabilities described above have been included in the consolidated balance sheets as of December 31, 2003 and 2002, as follows:
                                                       2003              2002
                                                   -----------------------------

Current deferred tax asset (liability) .......     $   (62,000)     $    12,000
Net noncurrent deferred tax liability ........      (6,063,000)      (5,637,000)
                                                   ----------------------------

Net deferred tax liability ...................     $(6,125,000)     $(5,625,000)
                                                   ============================

The Company and its subsidiaries have Alternative Minimum Tax (AMT) credit carryforwards of approximately $192,000 and $614,000 at December 31, 2003 and 2002, respectively. This excess of AMT over regular tax can be carried forward indefinitely to reduce future federal income tax liabilities.

Note 5.  Retirement Plan

The Company has a defined contribution 401(k) plan covering substantially all employees. Employees are eligible to participate in the plan upon employment and may elect to contribute, on a tax deferred basis, the lesser of 15% of their salary, or the Internal Revenue Service maximum deferral limit. Company contributions are discretionary and the Company contributed approximately $53,000 and none for the years ended December 31, 2003 and 2002, respectively. Administrative expenses paid by the Company under the plan were $485 and $8,000 for the years ended December 31, 2003 and 2002, respectively.

Note 6.  Deferred Compensation Agreements

The Company has deferred compensation agreements with two former Keokuk Junction Railway Co. employees. The agreements provide monthly benefits for 15 years beginning with the month immediately following the employees' normal retirement date, as defined in the agreements. The present value of these benefits was accrued, using a discount rate of 7%, by a charge to compensation expense in the year ended December 31, 1999. One employee began receiving benefits in 2001, while the other employee is not scheduled to receive benefits until 2008. The accrual is increased each year by charges to interest expense for the cost of deferring such benefit for the one employee who will not receive benefits until 2008. The liability recorded in accrued expenses on the Company's balance sheet under these agreements totaled $138,000 and $133,000 at December 31, 2003 and 2002, respectively. Interest expense under these agreements totaled $9,500 and $9,200 for the years ended December 31, 2003 and 2002, respectively.

Note 7.  Stock Options and Warrants

On May 28, 1996, the Board of Directors approved a stock option plan under which the Company granted options to key management, other employees, and outside directors for the purchase of 407,000 shares of its common stock. The plan was approved by the Company's stockholders on June 26, 1996. The options became fully vested and exercisable as of July 1, 2001. Vested options may be exercised in whole or in part within 10 years from the date of grant. The exercise price for these options is $2.75. As of December 31, 2003, 150,000 options are still outstanding under the plan.

Other pertinent information related to the plans is as follows:

                                          2003                    2002
                                   ---------------------------------------------
                                               Weighted-               Weighted-
                                               Average                 Average
                                               Exercise                Exercise
                                   Shares       Price       Shares       Price
                                   ---------------------------------------------
Outstanding at beginning of year   155,000    $   2.75      175,000    $    2.75
Forfeited ......................    (5,000)       2.75      (20,000)        2.75
Exercised ......................        --          --           --           --
                                   ---------------------------------------------
Outstanding at end of year .....   150,000    $   2.75      155,000    $    2.75
                                   =============================================

Exercisable at end of year .....   150,000                  155,000
                                   =======                  =======

A further summary about stock options outstanding as of December 31, 2003, is as follows:

                              Options Outstanding            Options Exercisable
                   ----------------------------------------------------------------
                                   Weighted-
                                    Average     Weighted                   Weighted
                                   Remaining     Average                   Average
                      Number      Contractual   Exercise      Number       Exercise
Exercise Price     Outstanding       Life         Price     Exercisable     Price
-----------------------------------------------------------------------------------
$2.75                 150,000      2.4 years     $ 2.75      150,000       $ 2.75
                      =======                                =======

On June 24, 1995, the Company issued 4,198,284 warrants to stockholders of record as a dividend. Each warrant permits stockholders a right to purchase an additional share of stock at a predetermined price of $2 per share. Stock acquired by exercise of each warrant must be held for a one-year period of time. The warrants expire July 1, 2015. There are 4,126,520 and 4,129,720 warrants outstanding as of December 31, 2003 and 2002, respectively.

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

The total approximate minimum rental commitment as of December 31, 2003, required under noncancelable leases, and excluding executory costs and per car rentals, is due in future years as follows:

Years Ending December 31:                                                Amount
--------------------------------------------------------------------------------

2004                                                                    $ 31,000
2005                                                                      31,000
2006                                                                      31,000
2007                                                                      31,000
2008                                                                      28,000
Thereafter                                                                43,000
                                                                       ---------
                                                                       $ 195,000
                                                                       =========

The total rental expense under the leases was approximately $38,000 for the years ended December 31, 2003 and 2002.

Note 9.  Major Customer

Revenue earned from a major railroad segment customer amounted to approximately $3,929,000 and $2,851,000 during the years ended December 31, 2003 and 2002, respectively. Accounts receivable as of December 31, 2003 and 2002, include approximately $717,000 and $443,000, respectively, from this customer.

Note 10. Minority Interest in Subsidiaries

Two of the Company's subsidiaries have preferred stock outstanding as of December 31, 2003 and 2002. This stock is accounted for as minority interest in subsidiaries and dividends on the stock are accounted for as a current expense. The preferred stock of Mississippi Central Railroad Company was callable at the Company's option at 110% of fair value. The Company exercised this option during 2002 and repurchased all of the outstanding shares of Mississippi Central
Railroad Company preferred stock. The $34,600 amount representing the 10% premium paid on the redemption of the preferred stock was recorded as a charge to additional paid-in capital in 2002.

Following is a summary of the minority interest in subsidiaries as of December 31, 2003 and 2002:

                                                                      2003       2002
                                                                    -------------------
Preferred stock of Alabama Railroad Co. .........................
  Par value - $1,000 per share
  Authorized - 700 shares
  Issued and outstanding - 387 and 392 shares  (cumulative 12%
    dividend; callable at Company's option at 150% of face value)
    at December 31, 2003 and 2002, respectively .................   $387,000   $392,000
Preferred  stock of Alabama & Florida  Railway Co.,  Inc. .......
  Par value - $1,000 per share
  Authorized - 500 shares
  Issued  and  outstanding  - 350 and 359 shares (cumulative 9%
    dividend;  callable at Company's  option after June 22, 1995, at 150% of face value) at December 31, 2003 and 2002,
    respectively ................................................    350,000    359,000
                                                                    -------------------
                                                                    $737,000   $751,000
                                                                    ===================

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

Note 12. Earnings Per Share

Following is information about the computation of the earnings per share (EPS) data for the years ended December 31, 2003 and 2002:

                                                        For the Year Ended December 31, 2003
                                                       --------------------------------------
                                                         Income         Shares      Per Share
                                                       (Numerator)  (Denominator)     Amount
                                                       --------------------------------------
Basic EPS
Income available to common stockholders ............   $1,425,268     4,494,698      $   0.32
                                                                                     ========
Effect of dilutive securities
Employee stock options .............................           --           --
                                                       -----------------------
Diluted EPS
Income available to common stockholders
  plus assumed conversions .........................   $1,425,268    4,494,698       $   0.32
                                                       ======================================

                                                        For the Year Ended December 31, 2002
                                                       ---------------------------------------

Basic EPS
Income available to common stockholders ............   $1,245,689    4,527,523       $   0.28
                                                                                     ========
Effect of dilutive securities
Employee stock options .............................           --           --
                                                       -----------------------
Diluted EPS
Income available to common stockholders
  plus assumed conversions .........................   $1,245,689    4,527,523       $   0.28
                                                       ======================================

The Company has authorized the issuance of stock warrants and granted options to employees to purchase shares of common stock as discussed in Note 7. In determining the effect of dilutive securities, certain stock warrants and options were not included in the computation of diluted earnings per share because the exercise price of those warrants and options exceeded the average market price of the common shares during the applicable year. Note 13. Common Stock Repurchase

In 1999, the Company's Board of Directors approved a plan to begin repurchasing shares of the Company's common stock from stockholders. During 2003 and 2002, the Company repurchased 31,610 and 14,965 shares of common stock at an average price of approximately $1.58 and $1.50 per share, respectively, for a cost of $49,884 in 2003 and $22,393 in 2002.

The common stock repurchased is accounted for as treasury stock in the Company's 2003 and 2002 consolidated balance sheets and statements of stockholders' equity. As such, treasury shares held reduce the number of shares of common stock outstanding as of December 31, 2003 and 2002, and the value of the treasury stock reduces stockholders' equity. The excess of the purchase price of the treasury stock over the par value of the stock of $49,853 and $22,378 was charged to retained earnings as of December 31, 2003 and 2002, respectively.
Note 14. Fair Value of Financial Instruments

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

The estimated fair values of the Company's financial instruments as of December 31, 2003 and 2002, are as follows:

                                              2003                       2002
                                   -----------------------------------------------------
                                     Carrying       Fair        Carrying        Fair
                                      Amount        Value        Amount         Value
                                   -----------------------------------------------------
Cash and cash equivalents ......   $ 1,199,016   $ 1,199,016   $ 1,148,461   $ 1,148,461

Notes payable and long-term debt   $12,738,839   $12,293,518   $14,719,861   $14,295,707

Although the fair value of the Company's notes payable and long-term debt is less than its carrying amount at December 31, 2003 and 2002, transaction costs, including prepayment penalties, have not been considered in estimating fair values. Therefore, as a result of significant prepayment penalties, it would not be prudent for the Company to settle the debt at a gain.

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

                                                                 For Year Ended December 31,
                                                                ----------------------------
                                                                     2003          2002
                                                                ----------------------------
Segment Assets
  Railroad operations .......................................   $ 21,270,560    $ 20,917,398
  Equipment leasing operations ..............................     11,559,448      12,258,327
  Corporate support services ................................        891,892       1,053,560
                                                                ----------------------------
        Total consolidated segment assets ...................   $ 33,721,900    $ 34,229,285
                                                                ============================
Expenditures for additions to long-lived assets
  Railroad operations .......................................   $    321,447    $  1,676,017
  Equipment leasing operations ..............................        774,562       1,056,625
  Corporate support services ................................         14,527           3,074
                                                                ----------------------------
        Total expenditures for additions to long-lived assets   $  1,110,536    $  2,735,716
                                                                ============================
Revenues

Revenues from external customers
  Railroad operations .......................................   $ 12,928,600    $ 11,978,261
  Equipment leasing operations ..............................      3,045,271       2,976,332
  Corporate support services ................................         20,750          15,240
                                                                ----------------------------
        Total revenues from external customers ..............   $ 15,994,621    $ 14,969,833
                                                                ============================
Intersegment revenues
  Railroad operations .......................................   $       --      $       --
  Equipment leasing operations ..............................        397,710         398,400
  Corporate support services ................................      6,398,170       6,209,410
                                                                ----------------------------
        Total intersegment revenues .........................   $  6,795,880    $  6,607,810
                                                                ============================

        Total revenue .......................................   $ 22,790,501    $ 21,577,643

Reconciling items
  Intersegment revenues .....................................     (6,795,880)     (6,607,810)
                                                                ----------------------------
        Total consolidated revenues .........................   $ 15,994,621    $ 14,969,833
                                                                ============================
Expenses

Interest expense
  Railroad operations .......................................   $     23,432    $     18,210
  Equipment leasing operations ..............................        386,235         480,019
  Corporate support services ................................        519,784         585,904
                                                                ----------------------------
        Total consolidated interest expense .................   $    929,451    $  1,084,133
                                                                ============================

                                                     For Year Ended December 31,
                                                     ---------------------------
                                                         2003            2002
                                                     ---------------------------
Depreciation and amortization expense
  Railroad operations ............................   $   841,922    $   719,426
  Equipment leasing operations ...................     1,291,799      1,235,911
  Corporate support services .....................        65,186         76,532
                                                     --------------------------
        Total consolidated depreciation and
        amortization expense .....................   $ 2,198,907    $ 2,031,869
                                                     ==========================

Segment profit
  Railroad operations ............................   $ 5,360,377    $ 5,004,626
  Equipment leasing operations ...................     1,462,640      1,451,171
  Corporate support services .....................     3,027,043      2,988,819
                                                     --------------------------
        Total segment profit .....................     9,850,060      9,444,616

Reconciling items
  Intersegment revenues ..........................    (6,795,880)    (6,607,810)
  Income taxes ...................................      (872,063)      (733,543)
  Minority interest in preferred stock dividends
    of subsidiaries ..............................       (78,705)      (115,890)
  Other income (expense), net ....................      (678,144)      (741,684)
                                                     --------------------------

        Total consolidated net income ............   $ 1,425,268    $ 1,245,689
                                                     ==========================

Note 16. New Accounting Pronouncements

In August 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations." FASB No. 143 amends FASB No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies." It addresses financial accounting and reporting for obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs. The provisions of SFAS No. 143 were adopted effective January 1, 2003 and did not have a material impact on the Company's consolidated financial statements.

In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued. SFAS No. 146 supersedes Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under SFAS No. 146, an entity's commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. SFAS No. 146 also establishes fair value as the objective for initial measurement of the liability. The provisions of SFAS No. 146 were adopted effective January 1, 2003 and did not have a material impact on the Company's consolidated financial statements.

In November 2002, FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FASB Interpretation No. 45), was issued. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. The initial measurement and recognition provisions are required to be applied on a prospective basis to guarantees issued or modified after December 31, 2002. They require that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Under prior accounting principles, a guarantee would not have been recognized as a liability until a loss was probable and reasonably estimable. The provisions of FASB Interpretation No. 45 were adopted effective January 1, 2003 and did not have a material impact on the Company's consolidated financial statements.

In January 2003, FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FASB Interpretation No. 46), was issued. It clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which the equity investors do not have a controlling financial interest or do not have sufficient equity at risk. FASB Interpretation No. 46, as amended in December 2003, is effective for the Company for the period ending December 31, 2004, except for entities considered to be special purpose entities, as to which the effective date is December 31, 2003. The Company has not completed its full assessment of the effects of FASB Interpretation No. 46 on its financial statements and so it is uncertain as to the impact, however, the Company does not believe it has any special purpose entities to which FASB Interpretation No. 46, as amended, would apply as of December 31, 2003.

In May 2003, FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". Statement No. 150 requires that certain freestanding financial instruments be reported as liabilities in the balance sheet. Depending on the type of financial instrument, it will be accounted for at either fair value or the present value of future cash flows determined at each balance sheet date with the change in that value reported as interest expense in the statement of income. Prior to the application of Statement No. 150, either those financial instruments were not required to be recognized, or if recognized, were reported in the balance sheet as equity with changes in the value of those instruments normally not recognized in net income. The Company believes the adoption of FASB No. 150 will not have a material impact on the Company's financial position or results of operations.

Item 8. Changes In and Disagreements With Accountants on Accounting Financial Disclosure

None.

Item 8A.  Controls and Procedures

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

PART III

Item 9.  Directors and Executive Officers of the Registrant

Set forth below are the names and ages of all the directors and executive officers of the Registrant and the positions and offices held by such persons as of December 31, 2003.

Name (Age)                                  Position
--------------------------------------------------------------------------------

Guy L. Brenkman (56)                Director (Chairman) & President
J. Michael Carr (39)                Director & Treasurer
Orvel L. Cox (61)                   Director
Clifton T. Lopez (58)               Director
John S. Fulton (71)                 Director
Scott Isonhart  (37)                Secretary

All of the above Directors and Officers were elected at the Annual Meeting of the Stockholders (and the board meeting which followed) on June 26, 2003 to serve until the 2004 annual meeting. There is no family relationship between any officer and director.

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

Clifton T. Lopez, Director, was appointed to the board in August 2002. Mr. Lopez works as a consultant, currently supporting the tax departments at Monsanto and Pharmacia Corp. in St. Louis, MO. Mr. Lopez has over 30 years of experience in accounting, finance, and planning. Mr. Lopez has a BA-Accounting and Management from Virginia Commonwealth University, Richmond, VA. In addition, Mr. Lopez served 5 years in the military, and resigned commission as a Captain in the Transportation Corp., associated with the transportation business in the areas of trucking, rail, water and aircraft. Mr. Lopez is a member of the Audit Committee and is considered the Audit Committee financial expert of the committee.

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

Mr. Isonhart, Secretary, also serves as same for the Company's subsidiaries. Mr. Isonhart has been employed in the finance department of the Company since May 1993 and has a BS-Accounting from Bradley University in Peoria, Illinois.



             The remainder of this page is intentionally left blank

Item 10.  Executive Compensation

Summary Compensation Table

                             Annual
                          Compensation     Long Term Compensation
                        ----------------   ----------------------
                                           Restricted
                                             Stock                     Other
Name & Position          Year     Salary     Award   Options/SARs   Compensation
--------------------------------------------------------------------------------
Guy L. Brenkman, CEO     2003    $664,051     ----       ----         $8,200 (a)
                         2002    $648,952     ----       ----         $    0
                         2001    $654,267     ----       ----         $    0

(a) - Registrant's contribution to the Company's defined contribution plan.

Option/SAR Grants in Last Fiscal Year

None

Aggregated Option/SAR Exercises in Last Fiscal Year

and FY-End Option/SAR Values

Value of

Unexercised

                                                Number of Securities    In-the-Money
                                              Underlying Unexercised    Options/SARs
                                              Options/SARs at FY-End     At FY-End
                 Shares Acquired     Value         Exercisable/         Exercisable/
Name               On Exercise      Realized       Unexercisable        Unexercisable
-------------------------------------------------------------------------------------
Guy Brenkman-CEO        0              0            80,000/0              $0/$0

In December 1993, the Company entered into a five-year executive employment contract with the Company's president, which was extended through December 2006 by the Board of Directors. The agreement provides for a base salary with annual inflation adjustments based upon the Consumer Price Index. The current agreement provides for twelve weeks paid vacation each year. The president at his election can be paid for any unused vacation during the year. Should the Company acquire or form additional railroads, the base salary will increase $25,000 for the acquisition of railroads of 125 miles or less, and $50,000 for railroads over 125 miles. At January 1, 2004, the president's base salary was $532,253. Should the president's employment be terminated, the contract requires a lump sum payment equal to three years of his then current salary. Should the president retire, he is entitled to accept a consulting position with the Company whereby he would be compensated the equivalent of one year's salary for the consulting services rendered.

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

                                                             Date Raise
Subsidiary                              Date Acquired         Effective
--------------------------------------------------------------------------------

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

Directors of the Registrant each were compensated $15,000 in 2003.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information, as of March 15, 2004, the beneficial ownership of all directors and officers of the Company as a group. These figures include shares of Common Stock that the executive officers have the right to acquire within 60 days of March 15, 2004 pursuant to the exercise of stock options and warrants.

Title of Class:  Common Stock ($.001 par value)

                                          Beneficial        Percent
Name of Beneficial Owner                  Ownership        of Class
-------------------------------------------------------------------

Guy L. Brenkman (2)                       3,530,500          40.31%
Orvel L. Cox (3)                            183,869           2.11%
John S. Fulton (4)                           26,400           0.30%
J. Michael Carr (5)                          37,414           0.43%
Scott Isonhart (6)                            5,100           0.06%
Clifton T. Lopez                              1,000           0.01%
                                         ---------------------------
Directors and Executive
  Officers as a group:                    3,784,283          43.21%  (1)

FOOTNOTES:

(1) Based on 8,758,086 shares of common stock and equivalents outstanding as of March 15, 2004.

(2) Of the total number of shares shown as owned by Mr. Brenkman, 1,740,800 shares represent the number of shares Mr. Brenkman has the right to acquire within 60 days through the exercise of warrants and 80,000 represents the number of shares Mr. Brenkman has the right to acquire within 60 days through the exercise of stock options. Mr. Brenkman owns all shares in joint tenancy with his wife. In addition, 2,340 shares are held by Mr. Brenkman's wife, in which he disclaims beneficial ownership.

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

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers, and any persons holding more than ten percent of the Company's common stock to report their initial ownership of the Company's common stock and any subsequent changes in that ownership to the Securities and Exchange Commission and to provide copies of such reports to the Company. Based upon the Company's review of the copies of such reports received by the Company and representations of its directors and executive officers, the Company believes that during the years ended December 31, 2003 and 2002 all Section 16(a) filing requirements were satisfied.

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

Exhibit # 10.7 - Form of option agreement for non-employee Directors under the 1996 Stock Option Plan for Pioneer Railcorp (incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 1996, filed March 31,
1997).

Exhibit # 21.1 - Subsidiaries of the registrant. Exhibit # 31.1 - Certification by the Chief Executive Officer. Exhibit # 31.2 - Certification by the Chief Financial Officer.

Exhibit # 32.1 - Certification under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

No reports were filed on Form 8-K during the fourth quarter 2003.

Item 14. Principal Accountant Fees and Services

Information required by Item 14 of this form and the audit committee's pre-approval policies and procedures regarding the engagement of the principal accountant are incorporated herein by reference from its definitive Proxy Statement to be delivered to the stockholders of the Company in connection with the 2004 Annual Meeting of Stockholders to be held in June 2004 under the caption "Audit Committee Report - Independent Auditor Fees"

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIONEER RAILCORP
(Registrant)


By:  /S/ Guy L. Brenkman
    ------------------------------------
    Guy L. Brenkman, President,
    Chief Executive Officer and Director

Dated: March 15, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:  /s/ J. Michael Carr
     -------------------------------------
     J. Michael Carr, Treasurer,
     Chief Financial Officer and Director

Dated: March 15, 2004

By:  /s/ Clifton T. Lopez
     -------------------------------------
     Clifton T. Lopez, Director

Dated: March 15, 2004

By:  /s/ John Fulton
     -------------------------------------
     John Fulton, Director

Dated: March 15, 2004