Form 10QSB
period 2004-03-31
PIONEER RAILCORP
filed 2004-05-11
CIK 796374

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                      For the quarter ended March 31, 2004

                        Commission File Number 33-6658-C

                                Pioneer Railcorp
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             Iowa                                                37-1191206
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (IRS Employer ID #)
 ncorporation or organization)

     1318 S. Johanson Rd Peoria, IL                                      61607
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip code)

                   Registrant's telephone number: 309-697-1400

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

                                    4,491,902
             ------------------------------------------------------
             (Shares of Common Stock outstanding on March 31, 2004)

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS


                        PIONEER RAILCORP AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                     Quarters Ended March 31, 2004 and 2003
                                    UNAUDITED


                                                            First Quarter
                                                     --------------------------
                                                         2004           2003
                                                     --------------------------

Operating revenue ................................   $ 4,116,121    $ 3,896,652
                                                     --------------------------

Operating expenses
  Maintenance of way .............................       393,238        304,152
  Maintenance of equipment .......................       386,696        355,239
  Transportation expense .........................     1,031,414        855,155
  Administrative expense .........................     1,028,188      1,015,497
  Depreciation  & amortization ...................       552,880        543,551
                                                     --------------------------
                                                       3,392,416      3,073,594
                                                     --------------------------

Operating income .................................       723,705        823,058
                                                     --------------------------

Other income & expense
  Other (income) expense .........................      (275,115)      (199,383)
  Interest expense, equipment ....................        81,361        112,055
  Interest expense, other ........................       120,708        130,937
  Net (gain) loss on sale of fixed assets ........         9,722         (6,155)
                                                     --------------------------
                                                         (63,324)        37,454
                                                     --------------------------

Income before income taxes .......................       787,029        785,604

Provision for income taxes .......................       331,000        330,000
                                                     --------------------------

Income before minority interest in preferred
  stock dividends of consolidated subsidiaries ...   $   456,029    $   455,604

Minority interest in preferred stock dividends of
  consolidated subsidiaries ......................        22,659         22,659
                                                     --------------------------


Net income .......................................   $   433,370    $   432,945
                                                     ==========================

Basic earnings per common share ..................   $      0.10    $      0.10
                                                     ==========================

Diluted earnings per common share ................   $      0.08    $      0.10
                                                     ==========================

Cash dividends per common share ..................   $        --    $        --
                                                     ==========================

See notes to unaudited consolidated financial statements

                        PIONEER RAILCORP AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2004 and DECEMBER 31, 2003
                                    UNAUDITED

                                                          March 31,    December 31,
                                                            2004           2003
                                                       ----------------------------
ASSETS
Current Assets
  Cash .............................................   $  1,433,785    $  1,199,016
  Accounts receivable, less allowance
    for doubtful accounts 2004 $38,659; 2003 $38,659      3,815,164       3,924,194
  Inventories ......................................        358,922         352,708
  Prepaid expenses .................................        223,031         274,458
  Income tax refund claims .........................        145,999         201,000
                                                       ----------------------------
        Total current assets .......................      5,976,901       5,951,376

Investments, cash value of life insurance ..........        254,701         246,668

Property and equipment less accumulated
  depreciation 2004 $14,653,262; 2003 $14,171,378 ..     26,017,123      26,495,649

Other assets .......................................          9,539          10,777

Goodwill ...........................................      1,017,430       1,017,430
                                                       ----------------------------
Total assets .......................................   $ 33,275,694    $ 33,721,900
                                                       ============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current maturities of long-term debt .............   $  2,845,153    $  2,954,637
  Notes payable ....................................         73,540         146,080
  Accounts payable .................................      2,404,066       2,543,568
  Income tax payable ...............................        204,466               0
  Deferred Income taxes ............................         62,000          62,000
  Accrued liabilities ..............................        597,998         836,332
                                                        ---------------------------
        Total current liabilities ..................      6,187,223       6,542,617
                                                        ---------------------------

Long-term debt, net of current maturities ..........      9,027,361       9,638,122
                                                        ---------------------------

Deferred revenue ...................................      1,772,333       1,788,017
                                                        ---------------------------

Deferred income taxes ..............................      6,129,000       6,063,000
                                                        ---------------------------

Minority interest in subsidiaries ..................        737,000         737,000
                                                        ---------------------------

Stockholders' Equity
  Common stock .....................................          4,622           4,615
  In Treasury 2004 130,615 shares; 2003 130,615 ....           (130)           (130)
                                                       ----------------------------
  Outstanding 2004 4,491,902; 2003 4,485,102 .......          4,492           4,485
  Additional paid-in capital .......................      2,029,431       2,015,838
  Retained earnings ................................      7,388,854       6,932,821
                                                       ----------------------------
        Total stockholders' equity .................      9,422,777       8,953,144
                                                       ----------------------------

Total liabilities and stockholders' equity .........   $ 33,275,694    $ 33,721,900
                                                       ============================

See notes to unaudited consolidated financial statements

                        PIONEER RAILCORP AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Quarters Ended March 31, 2004 and 2003
                                    UNAUDITED

                                                             First Quarter
                                                      --------------------------
                                                          2004           2003
                                                      --------------------------
Cash Flows From Operating Activities
Net income ........................................   $   433,370   $   432,945
Adjustments to reconcile net income to net cash
provided by operating activities:
  Minority interest in preferred stock dividends of
    consolidated subsidiaries .....................        22,659        22,659
  Depreciation and amortization ...................       552,880       543,551
  Increase in cash value life insurance ...........        (8,033)       (8,033)
  (Gain) loss on sale of property & equipment .....         9,722        (6,155)
  Deferred taxes ..................................        66,000       157,025
  Change in assets and liabilities
    (Increase) decrease accounts receivable .......       109,030        55,165
    (Increase) decrease inventories ...............        (6,214)      (10,939)
    (Increase) decrease prepaid expenses ..........        51,427        45,881
    (Increase) decrease other assets ..............           239      (170,634)
    Increase (decrease) accounts payable ..........      (139,502)     (211,643)
    (Increase) decrease income tax refund claims ..        55,001         4,378
    Increase (decrease) income tax payable ........       204,466       172,725
    Increase (decrease) deferred revenue ..........       (15,684)     (169,216)
    Increase (decrease) accrued liabilities .......      (238,334)       78,804
                                                      --------------------------
        Net cash provided by operating activities .     1,097,027       936,513
                                                      --------------------------

Cash Flows From Investing Activities
  Proceeds from sale of property & equipment ......        64,470        78,536
  Purchase of property & equipment ................      (147,543)     (160,375)
                                                      --------------------------
        Net cash (used in) investing activities ...       (83,073)      (81,839)
                                                      --------------------------

Cash Flows From Financing Activities
  Proceeds from long-term borrowings ..............            --        97,450
  Payments on short-term borrowings ...............       (72,540)      (91,816)
  Payments on long-term borrowings ................      (720,245)     (685,250)
  Purchase of common stock for treasury ...........             0       (30,015)
  Proceeds from warrants exercised ................        13,600             0
                                                      --------------------------
        Net cash (used in) financing activities ...      (779,185)     (709,631)
                                                      --------------------------

Net increase (decrease) in cash ...................       234,769       145,043

Cash, beginning of period .........................     1,199,016     1,148,461
                                                      --------------------------

Cash, end of period ...............................   $ 1,433,785   $ 1,293,504
                                                      ==========================

See notes to unaudited consolidated financial statements

This Form 10-QSB contains certain "forward-looking" statements as such term is defined in The Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect," and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitation, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, one-time events and other factors described herein and in other filings made by the Company with the Securities and Exchange Commission. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended. The Company does not intend to update these forward-looking statements.

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

NOTE 2.   SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include Pioneer Railcorp (Pioneer) and its wholly owned and controlled subsidiaries (collectively, "the Company"). The Company's railroad operations segment consists of wholly-owned short line railroad subsidiaries that offer similar services and includes the following wholly-owned subsidiaries: West Michigan Railroad Co. (WMI), Michigan Southern Railroad Company (MSO), Fort Smith Railroad Co. (FSR), Alabama Railroad Co.
(ALAB), Mississippi Central Railroad Co. (MSCI), Alabama & Florida Railway Co., Inc. (AF), Decatur Junction Railway Co. (DT), Vandalia Railroad Company (VRRC), Keokuk Junction Railway Co. (KJRY), Shawnee Terminal Railway Company (STR), Pioneer Industrial Railway Co. (PRY), The Garden City Western Railway, Inc.
(GCW), Indiana Southwestern Railway Co. (ISW), Kendallville Terminal Railway Co.
(KTR), Elkhart & Western Railroad Co. (EWR),  Gettysburg & Northern Railroad Co.
(GET),  Pioneer  Resources,  Inc. (PRI),  Pioneer  Railroad  Equipment Co., Ltd.
(PREL), Pioneer Air, Inc. (PAR), and Pioneer Railroad Services, Inc. (PRS). The Company's equipment leasing segment leases railcars, locomotives, and other railroad equipment to affiliated and unaffiliated entities and includes only the wholly owned subsidiary Pioneer Railroad Equipment Co., Ltd. (PREL). All other Company operations are classified as corporate and include the following wholly owned subsidiaries: Pioneer Resources, Inc. (PRI), Pioneer Air, Inc. (PAR), and Pioneer Railroad Services, Inc. (PRS). All significant intercompany balances and transactions have been eliminated in consolidation.

NOTE 3. CONTINGENCIES

As of the date of this Form 10-QSB, management is not aware of any incident which is likely to result in a liability that would materially affect the Company's consolidated financial position or results of operation.

NOTE 4. ACCOUNTING PRONOUNCEMENTS

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

                                                                                                       First Quarter
                                                                                                 --------------------------
                                                                                                    2004            2003
                                                                                                 --------------------------
Revenues from external customers
  Railroad operations ........................................................................   $ 3,346,061    $ 3,006,441
  Equipment leasing operations ...............................................................       766,163        884,975
  Corporate support services .................................................................         3,897          5,236
                                                                                                 --------------------------
        Total revenues from external customers ...............................................   $ 4,116,121    $ 3,896,652
                                                                                                 ==========================

Intersegment revenues
  Railroad operations ........................................................................   $        --    $        --
  Equipment leasing operations ...............................................................        99,000         99,600
  Corporate support services .................................................................     1,388,024      1,406,031
                                                                                                 --------------------------
        Total intersegment revenues ..........................................................   $ 1,487,024      1,505,631
                                                                                                 ==========================

Segment profit
  Railroad operations ........................................................................   $ 1,182,746      1,160,680
  Equipment leasing operations ...............................................................       386,128        500,547
  Corporate support services .................................................................       641,855        667,462
                                                                                                 --------------------------
        Total segment profit .................................................................     2,210,729      2,328,689

Reconciling items
  Intersegment revenues ......................................................................    (1,487,024)    (1,505,631)
  Income taxes ...............................................................................      (331,000)      (330,000)
  Minority interest ..........................................................................       (22,659)       (22,659)
  Other income(expense), net .................................................................        63,324        (37,454)
                                                                                                 -------------------------

        Total consolidated net income ........................................................   $   433,370        432,945
                                                                                                 ==========================

Note 6. EARNINGS PER COMMON SHARE

Following is information about the computation of the earnings per share (EPS) data for the quarters ended March 31, 2004 and 2003:

                                                            For the Quarter Ended March 31, 2004
                                                           --------------------------------------
                                                             Income        Shares       Per-Share
                                                           (Numerator)  (Denominator)     Amount
                                                           --------------------------------------
Basic EPS
  Income available to common stockholders ............      $ 433,370     4,485,775       $0.10
  Effect of Dilutive Securities ......................             --       731,292        (.02)
                                                            -------------------------------------
Diluted EPS
  Income available to common stockholders
    plus assumed conversions .........................      $ 433,370     5,217,067       $0.08
                                                            =====================================


                                                            For the Quarter Ended March 31, 2003
                                                           --------------------------------------
Basic EPS
  Income available to common stockholders ............     $ 432,945      4,504,814       $0.10
  Effect of Dilutive Securities - None ...............            --             --          --
                                                           ------------------------------------

Diluted EPS
  Income available to common stockholders
    plus assumed conversions .........................     $ 432,945      4,504,814       $0.10
                                                           ====================================

NOTE 7. CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that effect our reported assets, liabilities, revenues and expenses, and our related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, impairment of long-lived assets (including goodwill), depreciable lives for property and equipment, self-insured medical benefits, deferred revenue, income taxes, fair value of financial instruments and contingencies for legal matters. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. This forms the basis of judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Most accounting policies are not considered by management to be critical accounting policies. We believe the following critical accounting policies and the related judgments and estimates significantly affect the preparation of our consolidated financial statements: revenue recognition, deferred revenue accounting, accounting for property and equipment and goodwill accounting (see Note 1 in the Notes to Consolidated Financial Statements for additional information.)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management's discussion and analysis of financial condition and results of operations references the Company's two operating segments. The Company's railroad operations segment consists of wholly-owned short line railroad subsidiaries that offer similar services and the Company's equipment leasing segment leases railcars, locomotives, and other railroad equipment to affiliated and unaffiliated entities. All other operations are classified as corporate support services for purposes of these discussions. All information provided for each operating segment is presented after elimination of all intersegment transactions, therefore reflecting its share of consolidated results.

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

Summary: First Quarter 2004 Compared to First Quarter 2003

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

The Company's revenue from its railroad operations could be affected by several events. In most instances, several railroads take part in the delivery of freight to and from the Company's customers. Each railroad will set its revenue requirement for handling the freight. If the total revenue requirements for all railroads involved is not competitive with other transportation options, it is likely the freight will not move by rail. In addition, the Company's current customers make changes in the origin of their raw materials and destination for their finished products that could positively or negatively affect rail traffic. In addition, a significant portion of the Company's freight is carried in railcars supplied by the nation's largest railroads, referred to as Class 1 railroads. The Class 1 railroads ability to continue to supply railcars is an important factor in generating revenues. The Company's equipment leasing operations own a large railcar fleet, which helps to minimize adverse consequences from a limited railcar supply. The Company continually searches for railcars to purchase that will provide its customers with a reliable car supply.

The equipment leasing operations generate revenue from carhire revenue (charges non-affiliated railroads pay the Company for using its railcars) and revenue from locomotive leases to unaffiliated entities. The Company's railcars have a limited useful life, generally 40 to 50 years from the year they were built. In future years, as the Company's railcars reach their useful life limit, the Company will need to replace the railcars to maintain its current carhire revenue levels. Any significant purchase of railcars will require long term debt financing. When the Company's railcars reach the end of their useful life, the Company could still use some of the railcars on its own railroads for captive grain loads or generate income from the scrap value of the railcars, which is currently about $3,000 per car. Below is a chart illustrating the life expectancy of the Company's railcar fleet as of December 31, 2003:

                                 Cov. Hop.
Expiration Year      Box Car        Hop         Gondola    Flat    Hopper       Total      % of Fleet
-----------------------------------------------------------------------------------------------------
     2004                31          18          --         --      --            49           3.62%
     2005                42          44           3         12      --           101           7.46%
     2006               103          80           5          1      --           189          13.96%
     2007                 3         156          --         --       2           161          11.89%
     2008                28           5           5         --       2            40           2.95%
     2009                40         154           4         --      --           198          14.62%
     2010                 9           4           5         --      --            18           1.33%
     2011                90          50          --         --       1           141          10.41%
     2012               164          14           4         --       4           186          13.74%
     2013                 6          32           2         --      --            40           2.95%
     2014                20           9           3         --       1            33           2.44%
     2015                10          11          --         --       1            22           1.62%
     2016                20          10           1         --      --            31           2.29%
     2017                 4           6           2         --      --            12           0.89%
     2018                13           4           1         --      --            18           1.33%
     2019                15           2          --         --      --            17           1.26%
     2020                 3           8          --         --      --            11           0.81%
     2021                11           4          46         19       2            82           6.06%
     2023                --           3          --         --      --             3           0.22%
     2024                --           2          --         --      --             2           0.15%
                      ------------------------------------------------------------------------------
                        612         616          81         32      13         1,354         100.00%
                      ==============================================================================

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

Financial Results discussion:

The Company's net income in the first quarter 2004 was $433,000 equal to the net income of the first quarter 2003. Revenue increased in the first quarter 2004 by $219,000 or 6%, to $4,116,000 from $3,897,000 in the first quarter 2003.
Operating expense increased in the first quarter 2004 by $318,000 or 10%, to $3,392,000 from $3,074,000 in the first quarter 2003. Operating income decreased in the first quarter 2004 by $99,000 or 12%, to $724,000 from $823,000 in the first quarter 2003.

Revenue increased in the first quarter 2004 by $219,000 or 6% to $4,116,000 from $3,897,000 in the prior year. The railroad operations generated total revenue of $3,346,000 in the first quarter 2004, an increase of $340,000 compared to revenue of $3,006,000 in the first quarter 2003. The railroad operations increased revenue primarily from increased switching revenue of $255,000. As the economy continues to improve, the Company's railroad operations have experienced a decrease in revenue from the storage of railcars for non-affiliated companies as they find utilization for their railcars in an improving economy. In the first quarter 2004 revenue from car storage decreased $45,000 to $120,000 compared to $165,000 in the first quarter 2003. The Company continues to aggressively market car storage to private car owners. The equipment leasing operations generated total revenue of $766,000 in the first quarter 2004, a decrease of $119,000 compared to $885,000 in the first quarter 2003. In the first quarter 2004 revenue from the equipment leasing operations included carhire revenue of $613,000, a decrease of $109,000 from $721,000 in the first quarter 2003, and unaffiliated lease income of $152,000, a decrease of $11,000 from $163,000 in the first quarter 2003. Corporate services did not have significant revenues in either first quarter 2004 or 2003.

Operating expense increased in the first quarter 2004 by $318,000 or 10%, to $3,392,000 from $3,074,000 in the first quarter 2003. The majority of the increase in operating expense resulted from the Company's railroad operations. The railroad operations generated operating expenses of $2,162,000 in the first quarter 2004, a $318,000 increase (17%) from $1,844,000 in the first quarter 2003. The primary increase in operating expenses by the railroads resulted from increased maintenance of way expenses of $89,000 due to increased track maintenance and from increased transportation expenses of $152,000 related to increased labor and fuel expenses. The equipment leasing operations generated operating expenses of $478,000 in the first quarter 2004, a $5,000 decrease
(less than 1%) from $483,000 in the first quarter 2003. Corporate support services generated operating expense of $752,000 in the first quarter 2004 a $5,000 increase (less than 1%) from $747,000 in the first quarter 2003.

Operating income decreased in the first quarter 2004 by $99,000 or 12%, to $724,000 from $823,000 in 2003. The majority of the decrease in operating income resulted from the Company's equipment leasing operations. The railroad operations generated operating income of $1,184,000 in the first quarter 2004, a $22,000 increase (2%) from $1,162,000 in the first quarter 2003. The equipment leasing operations generated operating income of $288,000 in the first quarter 2004, a $114,000 decrease (28%) from $402,000 in the first quarter 2003.
Corporate support services reduced operating income $748,000 in the first quarter 2004, compared to reduced operating income in the first quarter 2003 of $741,000. These represents an $7,000 decrease in the first quarter 2004 operating income (1%) compared to the first quarter 2003.

2003 Operations by Business Segment

First Quarter 2004 Operations by Business Segment

                            Railroad      Equipment     Corporate
                           Operations      Leasing      Services        Total
                           -----------------------------------------------------

Revenue ...............    $3,346,000    $  766,000    $    4,000     $4,116,000
                           -----------------------------------------------------
Expenses:
  Mow .................    $  375,000    $       --    $   18,000     $  393,000
  Moe .................    $  211,000    $  102,000    $   74,000     $  387,000
  Tran ................    $  967,000    $   36,000    $   28,000     $1,031,000
  Admin ...............    $  397,000    $   14,000    $  617,000     $1,028,000
  Dep/Amort ...........    $  212,000    $  326,000    $   15,000     $  553,000
                           -----------------------------------------------------
Operating Expense .....    $2,162,000    $  478,000    $  752,000     $3,392,000
                           -----------------------------------------------------
Operating Income ......    $1,184,000    $  288,000    $ (748,000)    $  724,000
                           =====================================================

First Quarter 2004-2003 Variances by Business Segment
Increase (decrease)

                              Railroad     Equipment     Corporate
                             Operations     Leasing      Services       Total
                             ---------------------------------------------------
Revenue .................    $ 340,000    $ (119,000)   $  (2,000)    $ 219,000
                             ---------------------------------------------------
Expenses:
  Mow ...................    $  89,000    $       0     $       0     $  89,000
  Moe ...................    $  32,000    $ (14,000)    $  13,000     $  31,000
  Tran ..................    $ 152,000    $  (4,000)    $  29,000     $ 177,000
  Admin .................    $  40,000    $   5,000     $ (33,000)    $  12,000
  Dep/Amort .............    $   5,000    $   8,000     $  (4,000)    $   9,000
                             ---------------------------------------------------
Operating Expense .......    $ 318,000    $  (5,000)    $   5,000     $ 318,000
                             ---------------------------------------------------
Operating Income ........    $  22,000    $(114,000)    $  (7,000)    $ (99,000)
                             ===================================================

Other Income and Expense Income Statement Line Item Discussions:

Interest expense decreased $41,000 in the first quarter 2004 to $202,000 compared to $243,000 in the first quarter 2003. Interest expense related to the financing of railroad acquisitions and railroad improvements was $121,000 in the first quarter 2004, a $10,000 decrease (8%) from $131,000 in the first quarter 2003. The equipment leasing operations interest expense was $81,000 in the first quarter 2003, a $31,000 decrease (28%) from $112,000 in the first quarter 2003.

In the first quarter 2004, $275,000 of other income was earned by the Company, including $259,000 of lease income generated by the Company's railroad operations from the granting of easements and leases for the use of railroad right of way property. In the first quarter 2003, $199,000 of other income was earned by the Company, including $196,000 of lease income generated by the Company's railroad operations.

Net loss on sale of property and equipment, primarily related to railcars was $10,000 in the first quarter 2004 compared to a net gain on sale of property and equipment of $6,000 in the first quarter 2003.

Impact of New Accounting Pronouncements:

The Company is not aware of any recent accounting standard issued, but not yet required to be adopted by the Company, that would have a material effect on its financial position or results of operations. See Note 4 for further discussions.

Liquidity and Capital Resources:

The Company primarily uses cash generated from operations to fund working capital needs and relies on long-term financing for the purchase of railcars, new operating subsidiaries, and other significant capital expenditures. The Company has working capital facilities totaling $1,100,000 that are available for use at the end of the first quarter 2004. The Company's credit agreements with National City Bank contain various restrictive loan covenants. As of March 31, 2004, the Company believes it is in compliance with all of these covenants.

Long-term equipment financing has historically been readily available to the Company for its railcar acquisition program. The Company believes it will be able to continue to obtain long-term equipment financing should the need arise. The Company's plans for new debt in the foreseeable future is contingent upon new railroad acquisitions and increased needs and/or opportunities for railcars.

Historically, the Company has negotiated reduced interest rates on several of its notes outstanding with National City Bank. The ability to renegotiate interest rates is limited by the assessment of prepayment premiums by National City Bank in accordance with the terms of the original notes. Therefore, it is not cost effective to renegotiate all notes, and the reduction in interest rates on renegotiated notes was limited by the prepayment premiums.

On July 1, 1995, the Company's stock split and warrant issuance became payable to shareholders. The 2 for 1 stock split increased the number of shares issued and outstanding from 2,099,142 to 4,198,284. At the same time shareholders became entitled to purchase an additional 4,198,284 shares through stock warrants issued by the Company as dividends. One warrant was issued for each share of common stock held after the split, entitling the holder to purchase 1 share of common stock for $2.00 per share. The shares purchased through the exercise of the warrants must be held for 1 year from date of purchase. As of March 31, 2004, a total of 78,564 warrants originally issued had been exercised, and the Company realized $157,128 from the exercise of the warrants.

On June 26, 1996, the Company's shareholders approved a stock option plan permitting the issuance of 407,000 shares of common stock. Options granted under the plan are incentive based except for the options granted to the CEO whose options are non-qualified. The options became fully vested and exercisable as of July 1, 2001. The options are exercisable at $2.75, the trading price on the date of the grant, in whole or in part within 10 years from the date of grant. As of March 31, 2004, a total of 150,000 options are outstanding under this plan.

In 1999, Pioneer Railcorp's Board of Directors authorized and approved the repurchase of up to one million (1,000,000) shares of the Company's common stock. As of March 31, 2004, a total of 130,615 shares had been repurchased at a cost of $191,612. The Company plans to continue buying back its common stock but believes the repurchase will be on a more limited scope then previously anticipated due to capital requirements and the trading volume of the Company's stock.

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

The Company has a feeder line application on file with the Surface Transportation Board (STB) to acquire the western end of the Toledo Peoria and Western Railway (TPW). The Company believes this acquisition would add synergies to its Keokuk Junction Railway Co., as the two lines would connect, giving the Company's largest customer access to additional markets via Peoria, IL. The Company anticipates a decision by the STB in the second quarter 2004. In the event the Company is successful in its attempt to acquire the west end of the TPW, the acquisition price will be determined by the STB. The Company is uncertain as to what the acquisition price will be, but the Company's determined fair value is $3.3 million. The Company's primary lender has offered to provide long term fixed rate financing for this acquisition. The Company believes that the cash it would generate from operating the west end of the TPW would more than offset debt requirements of the acquisition.

The Company generally anticipates that the outcomes involving current legal proceedings will not materially affect the Company's consolidated financial position or results of operation.

The Company believes its cash flow from operations and its available working capital credit lines will be more than sufficient to meet liquidity needs through at least the next 12 months.

Balance Sheet and Cash Flow Items:

The Company generated net cash from operating activities of $1,097,000 in the first quarter 2004 compared to $937,000 net cash generated from operating activities in the first quarter 2003. Net cash from operating activities in the first quarter 2004 was provided by $433,000 of net income, $553,000 of depreciation and amortization, an increase in deferred income taxes of $66,000, an increase in income taxes payable of $204,000, a decrease in accounts receivable of $109,000, a decrease in income tax refund claims of $55,000, a decrease in prepaid expenses of $51,000 and $34,000 from changes in various other operating assets and liabilities less cash used by a decrease in accounts payable of $140,000, a decrease in accrued liabilities of $238,000 and $30,000 from changes in various other operating assets and liabilities.

The first quarter 2004 decrease in accounts receivable is related to the collections of revenue from railroad operations billed in the fourth quarter 2003, some of which remained outstanding as of March 31, 2004, but which was collected subsequently in April 2004. In addition, $190,000 of the decrease in accounts receivable, and also $190,000 of the decrease in accounts payable, relates to a state funded crossing project whereby cash was received from the state and paid to a contractor. As previously discussed, several railroads are usually involved in the process of delivering freight. The Company collects the total revenue for all railroads involved in the delivery of freight in a majority of its shipments. The Company records its share of the revenue and records the amount due the other railroads as a current payable. The amounts payable to other railroads are settled monthly. Depending on the mix of freight handled by the Company, there could be significant variances in accounts receivable and accounts payable in comparable periods. Under normal operating conditions, these changes do not have a material impact on liquidity or the Company's ability to meet its cash requirements. The decrease in accrued liabilities in the first quarter 2004 resulted from the payment or settlement of December 31, 2003 accrued expenses.

Cash flow used for investing activities primarily relates to the Company purchasing and capitalizing approximately $148,000 of fixed assets and capital improvements in the first quarter 2004 as compared to $160,000 in the same period of 2003. Included in the 2004 additions is the purchase of a used locomotive for $31,000 and $43,000 of track structure additions and improvements. Other capital expenditures in the first quarter 2004 include approximately $30,000 for railcar and locomotive betterments, $27,000 for three vehicles, and $17,000 for bridge upgrades. All of the capital expenditures were funded with working capital.

Cash flow from financing activities primarily related to the borrowing and repayment of debt and certain treasury stock and warrant transactions. There were no new borrowings in the first quarter 2004. In the first quarter 2004, 6,800 warrants were exercised generating cash of $13,600.

The Company anticipates additional cash requirements approximating $200,000 in 2004 as a result of the reversal of deferred taxes. In future years, the Company anticipates additional cash requirements totaling $400,000 as a result of the reversal of deferred taxes.

Item 3. CONTROLS AND PROCEDURES

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

Item 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The following table presents for the periods indicated a summary of the purchases made by or on behalf of Pioneer Railcorp of shares of its common stock.

                                                                          Total              Maximum
                                                                        Number of           Number of
                                                                         Shares               Shares
                                                                        Purchased            that May
                                                                       as Part of             Yet Be
                                    Total                               Publicly            Purchased
                                  Number of          Average            Announced           Under the
                                    Shares       Price Paid per         Plans or             plans or
                                  Purchased           Share             Programs           Programs (1)
-------------------------------------------------------------------------------------------------------
January 1 - 31, 2004                 --            $      --                 --               869,385
February 1 - 29, 2004                --                   --                 --               869,385
March 1 - 31, 2004                   --                   --                 --               869,385
                                -----------------------------------------------------------------------
Total                                --            $      --                 --
                                =================================================

(1) Pioneer Railcorp's Board of Directors approved a stock purchase plan on December 14, 1999, for the repurchase of up to 1,000,000 shares of common stock. This repurchase plan has no expiration date.

Item 3. DEFAULTS UPON SENIOR SECURITIES

        There are no defaults upon senior debt securities as of March 31, 2004.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders in the first quarter 2004.

Item 5. OTHER INFORMATION

        None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        Exhibit # 31.1 - Certification by the Chief Executive  Officer.
        Exhibit # 31.2 - Certification by the Chief Financial Officer.
        Exhibit # 32.1 - Certification under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        No reports were filed on Form 8-K during the first quarter 2004

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIONEER RAILCORP
(Registrant)

05/11/04                                                 /s/ Guy L. Brenkman
--------                                                 -----------------------
 DATE                                                    GUY L. BRENKMAN, CEO



05/11/04                                                 /s/ J. Michael Carr
--------                                                 -----------------------
 DATE                                                    J. MICHAEL CARR
                                                         PRESIDENT, TREASURER &
                                                         CHIEF FINANCIAL OFFICER