Form 10QSB
period 2004-06-30
PIONEER RAILCORP
filed 2004-08-09
CIK 796374

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                       For the quarter ended June 30, 2004

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

                                    4,495,602
              -----------------------------------------------------
              (Shares of Common Stock outstanding on June 30, 2004)

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS



                        PIONEER RAILCORP AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                Three and Six Months Ended June 30, 2004 and 2003
                                    UNAUDITED

                                                         Three Months Ended            Six Months Ended
                                                   ----------------------------  ----------------------------
                                                   June 30, 2004  June 30, 2003  June 30, 2004  June 30, 2003
                                                   ----------------------------------------------------------
Operating revenue ...............................   $ 4,056,000    $ 3,827,000    $ 8,172,000    $ 7,724,000
                                                    --------------------------------------------------------

Operating expenses
   Maintenance of way ...........................       421,000        316,000        814,000        620,000
   Maintenance of equipment .....................       410,000        375,000        796,000        730,000
   Transportation expense .......................       867,000        729,000      1,899,000      1,585,000
   Administrative expense .......................     1,086,000      1,051,000      2,114,000      2,067,000
   Depreciation  & amortization .................       551,000        546,000      1,104,000      1,089,000
   Net (gain) loss on sale of fixed assets ......        27,000          6,000         37,000              0
                                                    --------------------------------------------------------
                                                      3,362,000      3,023,000      6,764,000      6,091,000
                                                    --------------------------------------------------------

Operating income ................................       694,000        804,000      1,408,000      1,633,000
                                                    --------------------------------------------------------

Other income & expense
   Other (income) expense .......................       (71,000)       (56,000)      (346,000)      (255,000)
   Interest expense, equipment ..................        73,000         99,000        155,000        211,000
   Interest expense, other ......................       118,000        132,000        238,000        263,000
                                                    --------------------------------------------------------
                                                        120,000        175,000         47,000        219,000
                                                    --------------------------------------------------------

Income before income taxes ......................       574,000        629,000      1,361,000      1,414,000

Provision for income taxes ......................       239,000        264,000        570,000        594,000
                                                    --------------------------------------------------------

Income before minority interest in preferred
   stock dividends of consolidated subsidiaries .   $   335,000    $   365,000    $   791,000    $   820,000

Minority interest in preferred stock dividends of
    consolidated subsidiaries ...................        23,000         23,000         45,000         45,000
                                                    --------------------------------------------------------

Net income ......................................   $   312,000    $   342,000    $   746,000    $   775,000
                                                    ========================================================

Basic earnings per common share .................   $      0.07    $      0.08    $      0.17    $      0.17
                                                    ========================================================

Diluted earnings per common share ...............   $      0.06    $      0.08    $      0.15    $      0.17
                                                    ========================================================

Cash dividends per common share .................   $        --    $        --    $        --    $        --
                                                    ========================================================

See notes to unaudited consolidated financial statements

                        PIONEER RAILCORP AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2004 and DECEMBER 31, 2003
                                    UNAUDITED

                                                          June 30,  December 31,
                                                           2004          2003
                                                        -------------------------
ASSETS

Current Assets
   Cash .............................................   $   896,000   $ 1,199,000
   Accounts receivable, less allowance
     for doubtful accounts 2004 $45,000; 2003 $39,000     3,774,000     3,924,000
   Inventories ......................................       361,000       353,000
   Prepaid expenses .................................       343,000       274,000
   Income tax refund claims .........................       146,000       201,000
                                                        -------------------------
        Total current assets ........................     5,520,000     5,951,000

Investments, cash value of life insurance ...........       263,000       247,000

Property and equipment, less accumulated
  depreciation 2004 $15,163,000; 2003 $14,171,000 ...    25,776,000    26,496,000
Other assets ........................................         9,000        12,000
Goodwill ............................................     1,017,000     1,017,000
                                                        -------------------------
Total assets ........................................   $32,585,000   $33,723,000
                                                        =========================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Current maturities of long-term debt .............   $ 2,659,000   $ 2,955,000
   Notes payable ....................................             0       146,000
   Accounts payable .................................     2,295,000     2,544,000
   Deferred income taxes ............................        62,000        62,000
   Accrued liabilities ..............................       579,000       836,000
                                                        -------------------------
        Total current liabilities ...................     5,595,000     6,543,000
                                                        -------------------------

Long-term debt, net of current maturities ...........     8,487,000     9,638,000
                                                        -------------------------

Deferred revenue ....................................     1,749,000     1,788,000
                                                        -------------------------

Deferred income taxes ...............................     6,297,000     6,063,000
                                                        -------------------------

Minority interest in subsidiaries ...................       736,000       737,000
                                                        -------------------------

Stockholders' Equity
   Common stock :
     Outstanding 2004 4,495,602; 2003 4,485,102
     (In Treasury 2004 131,415 shares; 2003 130,615)          5,000         5,000
     Additional paid-in capital .....................     2,039,000     2,016,000
     Retained earnings ..............................     7,677,000     6,933,000
                                                        -------------------------
        Total stockholders' equity ..................     9,721,000     8,954,000
                                                        ------------------------

Total liabilities and stockholders' equity ..........   $32,585,000   $33,723,000
                                                        =========================

See notes to unaudited consolidated financial statements

                        PIONEER RAILCORP AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 2004 and 2003
                                    UNAUDITED

                                                           First Six Months
                                                      --------------------------
                                                          2004           2003
                                                      --------------------------
Cash Flows From Operating Activities
Net income ........................................   $   746,000    $   775,000
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Minority interest in preferred stock dividends of
    consolidated subsidiaries .....................        45,000         45,000
  Depreciation and amortization ...................     1,104,000      1,089,000
  Increase in cash value life insurance ...........       (16,000)       (16,000)
  (Gain) loss on sale of property & equipment .....        37,000             --
   Deferred taxes .................................       234,000        283,000
   Change in assets and liabilities
     (Increase) decrease accounts receivable ......       150,000       (131,000)
     (Increase) decrease inventories ..............        (8,000)       (18,000)
     (Increase) decrease prepaid expenses .........       (69,000)        22,000
     (Increase) decrease other assets .............         1,000       (288,000)
     Increase (decrease) accounts payable .........      (249,000)       (54,000)
     (Increase) decrease income tax refund claims .        55,000          4,000
     Increase (decrease) income tax payable .......            --        230,000
     Increase (decrease) deferred revenue .........       (39,000)       243,000
     Increase (decrease) accrued liabilities ......      (257,000)      (355,000)
                                                      --------------------------
        Net cash provided by operating activities .     1,734,000      1,829,000
                                                      --------------------------

Cash Flows From Investing Activities
  Proceeds from sale of property & equipment ......        71,000         95,000
  Purchase of property & equipment ................      (490,000)      (842,000)
                                                      --------------------------
        Net cash (used in) investing activities ...      (419,000)      (747,000)
                                                      --------------------------

Cash Flows From Financing Activities
  Proceeds from long-term borrowings ..............            --      1,232,000
  Payments on short-term borrowings ...............      (146,000)       (92,000)
  Payments on long-term borrowings ................    (1,447,000)    (2,430,000)
  Purchase of common stock for treasury ...........        (2,000)       (33,000)
  Purchase of minority interest ...................        (1,000)        (8,000)
  Payments to minority interest ...................       (45,000)       (45,000)
  Proceeds from warrants exercised ................        23,000             --
                                                      --------------------------
        Net cash (used in) financing activities ...    (1,618,000)    (1,376,000)
                                                      --------------------------

Net decrease in cash ..............................      (303,000)      (294,000)

Cash, beginning of period .........................     1,199,000      1,148,000
                                                      --------------------------

Cash, end of period ...............................   $   896,000    $   854,000
                                                      ==========================

Supplemental Disclosures of Cash Flow Information
  Cash payments for:
    Interest ......................................   $   393,000    $   474,000
                                                      ==========================

    Income taxes ..................................   $   286,000    $    81,000
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

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

For a complete description of our significant accounting policies, see Note 1 to our Consolidated Financial Statements in our 2003 Form 10-KSB.

NOTE 3. CONTINGENCIES

As of the date of this Form 10-QSB, management is not aware of any incident which is likely to result in a liability that would materially affect the Company's consolidated financial position or results of operation.

NOTE 4. ACCOUNTING PRONOUNCEMENTS

In January 2003, FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FASB Interpretation No. 46), was issued. It clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which the equity investors do not have a controlling financial interest or do not have sufficient equity at risk. FASB Interpretation No. 46, as amended in December 2003, is effective for the Company for the period ending December 31, 2004, except for entities considered to be special purpose entities, as to which the effective date is December 31, 2003. The Company has not completed its full assessment of the effects of FASB Interpretation No. 46 on its financial statements and so it is uncertain as to the impact, however, the Company does not believe it had any special purpose entities to which FASB Interpretation No. 46, as amended, applied as of December 31, 2003, nor other entities to which the standard will apply in the beginning in 2004.

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

                                                                                        Second Quarter
                                                                                   --------------------------
                                                                                      2004           2003
                                                                                   --------------------------
Revenues from external customers
   Railroad operations .........................................................   $ 3,383,000    $ 3,089,000
   Equipment leasing operations ................................................       670,000        735,000
   Corporate support services ..................................................         3,000          3,000
                                                                                   --------------------------
      Total revenues from external customers ...................................   $ 4,056,000    $ 3,827,000
                                                                                   ==========================

Intersegment revenues
   Railroad operations .........................................................   $        --    $        --
   Equipment leasing operations ................................................        99,000         99,000
   Corporate support services ..................................................     1,541,000      1,611,000
                                                                                   --------------------------
      Total intersegment revenues ..............................................   $ 1,640,000    $ 1,710,000
                                                                                   ==========================

Segment profit
   Railroad operations .........................................................   $ 1,385,000    $ 1,361,000
   Equipment leasing operations ................................................       271,000        320,000
   Corporate support services ..................................................       678,000        833,000
                                                                                   --------------------------
      Total segment profit .....................................................     2,334,000      2,514,000

Reconciling items
    Intersegment revenues ......................................................    (1,640,000)    (1,710,000)
    Income taxes ...............................................................      (239,000)      (264,000)
    Minority interest ..........................................................       (23,000)       (23,000)
    Other income (expense), net ................................................      (120,000)      (175,000)
                                                                                   --------------------------

       Total consolidated net income ...........................................   $   312,000    $   342,000
                                                                                   ==========================


                                                                                        First Six Months
                                                                                   --------------------------
                                                                                       2004           2003
                                                                                   --------------------------
Revenues from external customers
   Railroad operations .........................................................   $ 6,729,000    $ 6,096,000
   Equipment leasing operations ................................................     1,436,000      1,620,000
   Corporate support services ..................................................         7,000          8,000
                                                                                   --------------------------
      Total revenues from external customers ...................................   $ 8,172,000    $ 7,724,000
                                                                                   ==========================

Intersegment revenues
   Railroad operations .........................................................   $        --    $        --
   Equipment leasing operations ................................................       198,000        199,000
   Corporate support services ..................................................     2,929,000      3,017,000
                                                                                   --------------------------
      Total intersegment revenues ..............................................   $ 3,127,000    $ 3,216,000
                                                                                   ==========================

Segment profit
   Railroad operations .........................................................   $ 2,568,000    $ 2,522,000
   Equipment leasing operations ................................................       647,000        827,000
   Corporate support services ..................................................     1,320,000      1,500,000
                                                                                   --------------------------
      Total segment profit .....................................................     4,535,000      4,849,000

Reconciling items
    Intersegment revenues ......................................................    (3,127,000)    (3,216,000)
    Income taxes ...............................................................      (570,000)      (594,000)
    Minority interest ..........................................................       (45,000)       (45,000)
    Other income (expense), net ................................................       (47,000)      (219,000)
                                                                                   --------------------------

       Total consolidated net income ...........................................   $   746,000    $   775,000
                                                                                   ==========================

Note 6. EARNINGS PER COMMON SHARE

Following is information about the computation of the earnings per share (EPS) data for the quarters ended June 30, 2004 and 2003:

                                                                For the Quarter Ended June 30, 2004
                                                               -------------------------------------
                                                                 Income        Shares      Per-Share
                                                               (Numerator)  (Denominator)    Amount
                                                               -------------------------------------
Basic EPS
Income available to common stockholders ..............          $ 312,000     4,492,767     $   0.07
                                                                                            ========

Effect of Dilutive Securities ........................                 --       715,560        -0.01

Diluted EPS
                                                               ------------------------------------
Income available to common stockholders
    plus assumed conversions ..........................         $ 312,000     5,208,327     $   0.06
                                                                ====================================

                                                                For the Quarter Ended June 30, 2003
                                                               -------------------------------------
                                                                 Income        Shares      Per-Share
                                                               (Numerator)  (Denominator)    Amount
                                                               -------------------------------------
Basic EPS
Income available to common stockholders ................       $ 342,000      4,491,348     $   0.08
                                                                                            ========

Effect of Diluted Securities - None ....................              --             --           --

Diluted EPS
Income available to common stockholders
                                                               -------------------------------------
    plus assumed conversions ...........................       $ 342,000       4,491,348    $   0.08
                                                               =====================================

Following is information about the computation of the earnings per share (EPS) data for the six months ended June 30, 2004 and 2003:

                                                               For the Six Months Ended June 30, 2004
                                                               --------------------------------------
                                                                 Income        Shares      Per-Share
                                                               (Numerator)  (Denominator)    Amount
                                                               -------------------------------------
Basic EPS
Income available to common stockholders .................       $ 746,000      4,489,271    $   0.17
                                                                                            ========

Effect of Dilutive Securities ...........................              --        409,623       -0.02
Diluted EPS
                                                                 -----------------------------------
Income available to common stockholders
    plus assumed conversions ............................        $ 746,000     4,898,894    $   0.15
                                                                 ===================================


                                                               For the Six Months Ended June 30, 2004
                                                               --------------------------------------
                                                                 Income        Shares      Per-Share
                                                               (Numerator)  (Denominator)    Amount
                                                               -------------------------------------
Basic EPS
Income available to common stockholders .................       $ 775,000      4,500,206    $   0.17
                                                                                            ========

Effect of Diluted Securities - None .....................              --             --          --

Diluted EPS
                                                               ------------------------------------
Income available to common stockholders
    plus assumed conversions ............................       $ 775,000      4,500,206    $   0.17
                                                                ====================================

NOTE 7. CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The financial statement components or accounts that are subject to significant estimation are reserves for litigation, casualty and environmental matters, accounts receivable, deferred income taxes and property, plant and equipment.

In accordance with Statement of Financial Accounting Standards, or SFAS, No. 5, "Accounting for Contingencies," an accrual for a loss contingency (litigation, casualty and environmental matters) is established if information available prior to the issuance of the financial statements indicates that it is probable that a liability has been incurred or an asset has been impaired. These estimates have been developed in consultation with outside counsel handling our defense in these matters and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. Subsequent changes to those estimates are reflected in our statements of income in the period of the change. Management believes that it has adequate insurance to cover most of the likely loss contingency situations, and most accruals for a loss contingency would be no more than the Company's maximum insurance self retention of $50,000 per occurance. To date all losses on such matters have been within management's expectations.

Provisions are made for estimated uncollectible accounts receivable. An account receivable is considered to be past due if any portion of the receivable balance is outstanding for more than 90 days. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customers financial condition, credit history, and current economic conditions. Accounts receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. To date, losses on accounts receivable have been minimal in relation to the volume of sales and have been within management's expectations.

Deferred taxes are recognized based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized based on projected future taxable income, a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, and the expected timing of the reversals of existing temporary differences. If we are unable to generate sufficient future taxable income to utilize deferred tax assets, we would be required to establish a valuation allowance against a portion of our deferred tax assets, resulting in an increase in our future effective tax rate with a coinciding adverse impact on earnings. To date the Company has not had to record a valuation allowance for deferred tax assets previously recognized on its balance sheet, nor does it expect to record such an allowance through at least December 31, 2004.

Property, plant and equipment comprised 79% of our total assets as of June 30, 2004. These assets are stated at cost, less accumulated depreciation. We use the straight-line method of depreciation over estimated lives generally applicable to the railroad industry. Expenditures that increase asset values or extend useful lives are capitalized. Repair and maintenance expenditures are charged to operating expense when the work is performed. We periodically review the carrying value of our long-lived assets for impairment. This review is based upon our projections of anticipated future cash flows. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company would recognize an impairment loss measured by the amount by which the carrying value of the asset exceeds the fair value of the asset. The estimate of fair value shall be based on the best information available in the circumstances. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect our evaluations.

For a complete description of our significant accounting policies, see Note 1 to our Consolidated Financial Statements in our 2003 Form 10-KSB.

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

   Expiration Year      Box Car     Cov.Hop.     Gondola    Flat    Hopper       Total      % of Fleet
------------------------------------------------------------------------------------------------------

        2004                31           18                                         49           3.62%
        2005                42           44           3       12                   101           7.46%
        2006               103           80           5        1                   189          13.96%
        2007                 3          156                              2         161          11.89%
        2008                28            5           5                  2          40           2.95%
        2009                40          154           4                            198          14.62%
        2010                 9            4           5                             18           1.33%
        2011                90           50                              1         141          10.41%
        2012               164           14           4                  4         186          13.74%
        2013                 6           32           2                             40           2.95%
        2014                20            9           3                  1          33           2.44%
        2015                10           11                              1          22           1.62%
        2016                20           10           1                             31           2.29%
        2017                 4            6           2                             12           0.89%
        2018                13            4           1                             18           1.33%
        2019                15            2                                         17           1.26%
        2020                 3            8                                         11           0.81%
        2021                11            4          46       19         2          82           6.06%
        2023                              3                                          3           0.22%
        2024                              2                                          2           0.15%
                          ----------------------------------------------------------------------------
                           612          616          81       32        13        1354         100.00%
                          ============================================================================

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

Summary: Second Quarter 2004 Compared to Second Quarter 2003 Financial Results discussion:

The Company's net income in the second quarter 2004 was $312,000 a decrease of $30,000 or 8% compared to $342,000 net income in the second quarter 2003. Revenue increased in the second quarter 2004 by $229,000 or 6%, to $4,056,000 from $3,827,000 in the second quarter 2003. Operating expense increased in the second quarter 2004 by $339,000 or 11%, to $3,362,000 from $3,023,000 in the second quarter 2003. Operating income decreased in the second quarter 2004 by $110,000 or 14%, to $694,000 from $804,000 in the second quarter 2003.

Revenue increased in the second quarter 2004 by $229,000 or 6% to $4,056,000 from $3,827,000 in the prior year. The railroad operations generated total revenue of $3,383,000 in the second quarter 2004, an increase of $294,000 (9%) compared to revenue of $3,089,000 in the second quarter 2003. The railroad operations increased revenue primarily from increased switching revenue of $128,000 primarily related to an 8% increase in freight volume, and also demurrage revenue of $147,000. As the economy continues to improve, the Company's railroad operations have experienced a decrease in revenue from the storage of railcars for non-affiliated companies as they find utilization for their railcars in an improving economy. In the second quarter 2004 revenue from car storage decreased $59,000 to $78,000 compared to $137,000 in the second quarter 2003. The Company continues to aggressively market car storage to private car owners. The equipment leasing operations generated total revenue of $670,000 in the second quarter 2004, a decrease of $65,000 (8%) compared to $735,000 in the second quarter 2003. In the second quarter 2004 revenue from the equipment leasing operations included carhire revenue of $507,000, a decrease of $64,000 (11%) from $571,000 in the second quarter 2003, and unaffiliated lease income of $162,000, the same amount of revenue generated in the second quarter 2003. The decrease in carhire revenue in the quarter primarily relates to the Company's covered hopper fleet. The Company expects to lease 130 excess covered hoppers to non-affiliates in the third quarter 2004. The lease terms will be for two years at an average rate of $320 per car. This is expected to increase revenues from the equipment leasing operations $500,000 per year while the leases remain in effect. Corporate services did not have significant revenues in either second quarter 2004 or 2003.

Operating expense increased in the second quarter 2004 by $339,000 or 11%, to $3,362,000 from $3,023,000 in the second quarter 2003. The majority of the increase in operating expense resulted from the Company's railroad operations. The railroad operations generated operating expenses of $1,998,000 in the second quarter 2004, a $270,000 increase (16%) from $1,728,000 in the second quarter 2003. The primary increase in operating expenses by the railroads resulted from increased maintenance of way expenses of $99,000 due to increased track maintenance and from increased transportation expenses of $108,000 related to increased labor and fuel expenses. The equipment leasing operations generated operating expenses of $498,000 in the second quarter 2004, a $16,000 decrease (3%) from $514,000 in the second quarter 2003. The primary increase in operating expenses by the equipment leasing operations relates to increased maintenance expense for railcars and locomotives, and a net loss on sale of property and equipment of $27,000 in the second quarter 2004 related to the disposition of railcars compared to a net loss on similar assets of $6,000 in the second quarter 2003. Corporate support services generated operating expense of $866,000 in the second quarter 2004 a $85,000 increase or 11% from $781,000 in the second quarter 2003.The increase in corporate support services operating expense primarily relates to increased support services personnel.

Operating income decreased in the second quarter 2004 by $110,000 or 14%, to $694,000 from $804,000 in 2003. The railroad operations generated operating income of $1,385,000 in the second quarter 2004, a $24,000 increase (2%) from $1,361,000 in the second quarter 2003. The equipment leasing operations generated operating income of $172,000 in the second quarter 2004, a $49,000 decrease (22%) from $221,000 in the second quarter 2003. Corporate support services reduced operating income $863,000 in the second quarter 2004, compared to reduced operating income in the second quarter 2003 of $778,000. These represents an $85,000 decrease in the second quarter 2004 operating income (11%) compared to the second quarter 2003.

Second Quarter 2004 Operations by Business Segment

                              Railroad     Equipment    Corporate
                              Operations     Leasing     Services       Total
                              --------------------------------------------------

Revenue ...................   $3,383,000   $  670,000   $    3,000    $4,056,000
                              --------------------------------------------------
Expenses:
  Mow .....................   $  392,000   $       --   $   29,000    $  421,000
  Moe .....................   $  211,000   $  107,000   $   92,000    $  410,000
  Tran ....................   $  786,000   $   26,000   $   55,000    $  867,000
  Admin ...................   $  397,000   $   12,000   $  677,000    $1,086,000
  Dep/Amort ...............   $  212,000   $  326,000   $   13,000    $  551,000
  (Gain)/Loss sale of F.A .   $       --   $   27,000   $       --    $   27,000
                              --------------------------------------------------
Operating Expense .........   $1,998,000   $  498,000   $  866,000    $3,362,000
                              --------------------------------------------------

Operating Income ..........   $1,385,000   $  172,000   ($ 863,000)   $  694,000
                              ==================================================

Second Quarter 2004-2003 Variances by Business Segment
Increase (decrease)

                                Railroad    Equipment     Corporate
                               Operations    Leasing      Services      Total
                                -----------------------------------------------

Revenue .....................   $ 294,000   $( 65,000)   $      --    $ 229,000
                                -----------------------------------------------

Expenses:
  Mow .......................   $  99,000   $      --    $   6,000    $ 105,000
  Moe .......................   $  35,000   $( 23,000)   $  23,000    $  35,000
  Tran ......................   $ 108,000   $( 16,000)   $  46,000    $ 138,000
  Admin .....................   $  26,000   $(  5,000)   $  14,000    $  35,000
  Dep/Amort .................   $   2,000   $   5,000    $(  4,000)   $   5,000
  (Gain)/Loss sale of F.A ...   $      --   $  21,000    $      --    $  21,000
                                -----------------------------------------------
Operating Expense ...........   $ 270,000   $( 16,000)   $  85,000    $ 339,000
                                -----------------------------------------------

Operating Income ............   $  24,000   $( 49,000)   $( 85,000)   $(110,000)
                                ===============================================

Other Income and Expense Income Statement Line Item Discussions:

Interest expense decreased $40,000 (17%) in the second quarter 2004 to $191,000 compared to $231,000 in the second quarter 2003. All of this decrease is the result of reduced debt. Interest expense related to the financing of railroad acquisitions and railroad improvements was $118,000 in the second quarter 2004, a $14,000 decrease (11%) from $132,000 in the second quarter 2003. The equipment leasing operations interest expense was $73,000 in the second quarter 2004, a $26,000 decrease (26%) from $99,000 in the second quarter 2003.

In the second quarter 2004, $71,000 of other income was earned by the Company, including $53,000 of lease income generated by the Company's railroad operations from the granting of easements and leases for the use of railroad right of way property. In the second quarter 2003, $56,000 of other income was earned by the Company, including $42,000 of lease income generated by the Company's railroad operations.

Summary: First Six Months 2004 Compared to First Six Months 2003 Financial
         Results discussion:

The Company's net income in the first six months 2004 was $746,000 a decrease of $29,000 or 4% compared to $775,000 net income in the first six months 2003. Revenue increased in the first six months 2004 by $448,000 or 6%, to $8,172,000 from $7,724,000 in the first six months 2003. Operating expense increased in the first six months 2004 by $673,000 or 11%, to $6,764,000 from $6,091,000 in the first six months 2003. Operating income decreased in the first six months 2004 by $225,000 or 14%, to $1,408,000 from $1,633,000 in the first six months 2003.

Revenue increased in the first six months 2004 by $448,000 or 6%, to $8,172,000 from $7,724,000 in the prior year. The railroad operations generated total revenue of $6,729,000 in the first six months 2004, an increase of $633,000 (10%) compared to revenue of $6,096,000 in the prior year. The railroad operations increased revenue primarily from increased switching revenue of $419,000 primarily related to an 8% increase in freight volume, and also demurrage revenue of $170,000. As the economy continues to improve, the Company's railroad operations have experienced a decrease in revenue from the storage of railcars for non-affiliated companies as they find utilization for their railcars in an improving economy. In the first six months 2004 revenue from car storage decreased $112,000 to $199,000 compared to $311,000 in the first six months 2003. The Company continues to aggressively market car storage to private car owners. The equipment leasing operations generated total revenue of $1,436,000 in the first six months 2004, a decrease of $184,000 (11%) compared to $1,620,000 in the prior year. In the first six months 2004 revenue from the equipment leasing operations included carhire revenue of $1,122,000, a decrease of $173,000 (13%) from $1,295,000 in the prior year, and unaffiliated lease income of $314,000, a decrease of $11,000 from $325,000 in the prior year. The Company expects to lease 130 excess covered hoppers to non-affiliates in the third quarter 2004. The lease terms will be for two years at an average rate of $320 per car. This is expected to increase revenues from the equipment leasing operations $500,000 per year while the leases remain in effect. Corporate services did not have significant revenues in either the first six months 2004 or 2003.

Operating expense increased in the first six months 2004 by $673,000 or 11%, to $6,764,000 from $6,091,000 in the first six months 2003. The majority of the increase in operating expense resulted from the Company's railroad operations. The railroad operations generated operating expenses of $4,161,000 in the first six months 2004, a $587,000 increase (16%) from $3,574,000 in the prior year. The primary increase in operating expenses by the railroads resulted from increased maintenance of way expenses of $187,000 due to increased track maintenance and from increased transportation expenses of $260,000 related to increased labor and fuel expenses. The equipment leasing operations generated operating expenses of $987,000 in the first six months 2004, a $5,000 decrease (less than 1%) from $992,000 in the prior year. The equipment leasing operations had a $57,000 decrease in railcar and locomotive maintenance offset by $15,000 of increased depreciation and a loss on sale of assets of $37,000. Corporate support services generated operating expense of $1,616,000 in the first six months 2004 a $91,000 increase (6%), from $1,525,000 in the prior year. The increase in corporate support services operating expense primarily relates to increased support services personnel.

Operating income decreased in the first six months 2004 by $225,000 or 13%, to $1,408,000 from $1,633,000 in the first six months 2003. The majority of the decrease in operating income resulted from the Company's corporate support services as a result of increased personnel and the equipment leasing operations as a result of decreased car hire revenue. The railroad operations increased operating income in the first six months 2004, generating operating income of $2,568,000, a $46,000 increase (2%) from $2,522,000 in the prior year. The equipment leasing operations generated operating income of $449,000 in the first six months 2004, a $179,000 decrease (28%) from $628,000 in the prior year. Corporate support services reduced operating income $1,609,000 in the first six months 2004, compared to reduced operating income of $1,517,000 in the prior year. This represents a $92,000 decrease in the first six months 2004 operating income (6%) compared to the first six months 2003.

First Six Months 2004 Operations by Business Segment

                            Railroad       Equipment     Corporate
                           Operations       Leasing      Services        Total
                           ------------------------------------------------------
Revenue ................   $ 6,729,000   $ 1,436,000   $     7,000    $ 8,172,000
                           ------------------------------------------------------

Expenses:
  Mow ..................   $   767,000   $         0   $    47,000    $   814,000
  Moe ..................   $   423,000   $   209,000   $   164,000    $   796,000
  Tran .................   $ 1,753,000   $    62,000   $    84,000    $ 1,899,000
  Admin ................   $   794,000   $    26,000   $ 1,294,000    $ 2,114,000
  Dep/Amort ............   $   424,000   $   653,000   $    27,000    $ 1,104,000
  (Gain)/Loss sale of F.A  $         0   $    37,000   $         0    $    37,000
                           ------------------------------------------------------
Operating Expense ......   $ 4,161,000   $   987,000   $ 1,616,000    $ 6,764,000
                           ------------------------------------------------------

Operating Income .......   $ 2,568,000   $   449,000   ($1,609,000)   $ 1,408,000
                           ======================================================

First Six Months 2004-2003 Variances by Business Segment
Increase (decrease)

                                Railroad    Equipment     Corporate
                               Operations    Leasing      Services      Total
                               ------------------------------------------------

Revenue .....................   $ 633,000   $(184,000)   $(  1,000)   $ 448,000
                                -----------------------------------------------

Expenses:
  Mow .......................   $ 187,000   $      --    $   7,000    $ 194,000
  Moe .......................   $  67,000   $( 38,000)   $  37,000    $  66,000
  Tran ......................   $ 260,000   $( 19,000)   $  73,000    $ 314,000
  Admin .....................   $  65,000   $      --    $( 18,000)   $  47,000
  Dep/Amort .................   $   8,000   $  15,000    $(  8,000)   $  15,000
  (Gain)/Loss sale of F.A ...   $      --   $  37,000    $      --    $  37,000
                                -----------------------------------------------
Operating Expense ...........   $ 587,000   $(  5,000)   $  91,000    $ 673,000
                                -----------------------------------------------

Operating Income ............   $  46,000   $(179,000)   $( 92,000)   $(225,000)
                                ===============================================

Other Income and Expense Income Statement Line Item Discussions:

Interest expense decreased $81,000 in the first six months 2004 to $393,000 compared to $474,000 in the prior year. Interest expense related to the financing of railroad acquisitions and railroad improvements was $238,000 in the first six months 2004, a $25,000 decrease (10%) from $263,000 in the prior year. The equipment leasing operations interest expense was $155,000 in the first six months 2004, a $56,000 decrease (26%) from $211,000 in the prior year.

In the first six months 2004, $346,000 of other income was earned by the Company, including $313,000 of lease income generated by the Company's railroad operations from the granting of easements and leases for the use of railroad right of way property. In the first six months 2003, $255,000 of other income was earned by the Company, including $238,000 of lease income generated by the Company's railroad operations.

Impact of New Accounting Pronouncements:

The Company is not aware of any recent accounting standard issued, but not yet required to be adopted by the Company, that would have a material effect on its financial position or results of operations. See Note 4 for further discussions.

Liquidity and Capital Resources:

The Company primarily uses cash generated from operations to fund working capital needs and relies on long-term financing for the purchase of railcars, new operating subsidiaries, and other significant capital expenditures. The Company has working capital facilities totaling $1,100,000 that are available for use at the end of the second quarter 2004. The Company's credit agreements with National City Bank contain various restrictive loan covenants. As of June 30, 2004, the Company believes it is in compliance with all of these covenants.

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

On July 1, 1995, the Company's stock split and warrant issuance became payable to shareholders. The 2 for 1 stock split increased the number of shares issued and outstanding from 2,099,142 to 4,198,284. At the same time shareholders became entitled to purchase an additional 4,198,284 shares through stock warrants issued by the Company as dividends. One warrant was issued for each share of common stock held after the split, entitling the holder to purchase 1 share of common stock for $2.00 per share. The shares purchased through the exercise of the warrants must be held for 1 year from date of purchase. As of June 30, 2004, a total of 83,064 warrants originally issued had been exercised, and the Company realized $166,128 from the exercise of the warrants.

On June 26, 1996, the Company's shareholders approved a stock option plan permitting the issuance of 407,000 shares of common stock. Options granted under the plan are incentive based except for the options granted to the CEO whose options are non-qualified. The options became fully vested and exercisable as of July 1, 2001. The options are exercisable at $2.75, the trading price on the date of the grant, in whole or in part within 10 years from the date of grant. As of June 30, 2004, a total of 150,000 options are outstanding under this plan.

In 1999, Pioneer Railcorp's Board of Directors authorized and approved the repurchase of up to one million (1,000,000) shares of the Company's common stock. As of June 30, 2004, a total of 131,415 shares had been repurchased at a cost of $193,504. The Company plans to continue buying back its common stock but believes the repurchase will be on a more limited scope then previously anticipated due to capital requirements and the trading volume of the Company's stock.

In 2004 the Company plans to make significant upgrades to existing track structure on several of its railroad properties at an expected cost of approximately $1 million. The anticipated costs represent track materials, additional labor and contractors that will be required to perform the upgrades. Through the first six months 2004 the company has capitalized $220,000 related to the planned upgrades. The Company plans to initially fund a majority of these expenditures with working capital, but is also considering using long term fixed rate financing, which it believes would be available if requested.

The Company has a feeder line application on file with the Surface Transportation Board (STB) to acquire the west end of the Toledo Peoria and Western Railway (TPW). The Company believes this acquisition would add synergies to its Keokuk Junction Railway Co., as the two lines would connect, giving the Company's largest customer access to additional markets via Peoria, IL. The Company continues to wait for a decision by the STB and is hopeful a decision will be issued in later 2004. In the event the Company is successful in its attempt to acquire the west end of the TPW, the acquisition price will be determined by the STB. The Company is uncertain as to what the acquisition price will be, but the Company's estimated fair value is $3.3 million. The Company's primary lender has offered to provide long term fixed rate financing for this acquisition. The Company believes that the cash it would generate from operating the west end of the TPW would more than offset debt requirements of the acquisition.

The Company generally anticipates that the outcomes involving current legal proceedings will not materially affect the Company's consolidated financial position or results of operation.

The Company believes its cash flow from operations and its available working capital credit lines will be more than sufficient to meet liquidity needs through at least the next 12 months.

Balance Sheet and Cash Flow Items:

The Company generated net cash from operating activities of $1,734,000 in the first six months 2004 compared to $1,829,000 net cash generated from operating activities in the first six months 2003. Net cash from operating activities in the first six months 2004 was provided by $746,000 of net income, $1,104,000 of depreciation and amortization, an increase in deferred income taxes of $234,000, a decrease in accounts receivable of $150,000, a decrease in income tax refund claims of $55,000, and $83,000 from changes in various other operating assets and liabilities. Net cash was used in operating activities in the first six months 2004 from a decrease in accounts payable of $249,000, a decrease in accrued liabilities of $257,000, a decrease in prepaid expenses of $69,000 and $63,000 from changes in various other operating assets and liabilities.

The first six months 2004 decrease in accounts receivable is primarily related to a $190,000 receivable collected for a state funded crossing project. In addition, $190,000 of the decrease in accounts payable also relates to this state funded crossing project whereby cash was received from the state and paid to a contractor. As previously discussed, several railroads are usually involved in the process of delivering freight. The Company collects the total revenue for all railroads involved in the delivery of freight in a majority of its shipments. The Company records its share of the revenue and records the amount due the other railroads as a current payable. The amounts payable to other railroads are settled monthly. Depending on the mix of freight handled by the Company, there could be significant variances in accounts receivable and accounts payable in comparable periods. Under normal operating conditions, these changes do not have a material impact on liquidity or the Company's ability to meet its cash requirements. The decrease in accrued liabilities in the first six months 2004 resulted from the payment or settlement of December 31, 2003 accrued expenses.

Cash flow used for investing activities primarily relates to the Company purchasing and capitalizing approximately $490,000 of fixed assets and capital improvements in the first six months 2004. Included in the 2004 capital additions is the purchase of a used locomotive for $31,000 and $310,000 of track structure additions and improvements. Other capital expenditures in the first six months 2004 include approximately $78,000 for railcar and locomotive betterments, $33,000 for four vehicles, $17,000 for bridge upgrades, and $21,000 of various equipment items. All of the capital expenditures were funded with working capital.

Cash flow from financing activities primarily relates to the borrowing and repayment of debt and certain treasury stock and warrant transactions. There were no new borrowings in the first six months 2004. In the first six months 2004, 11,300 warrants were exercised generating cash of $22,600.

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

                                                                          Total              Maximum
                                                                        Number of           Number of
                                                                         Shares               Shares
                                                                        Purchased            that May
                                                                       as Part of             Yet Be
                                    Total                               Publicly            Purchased
                                  Number of          Average            Announced           Under the
                                    Shares       Price Paid per         Plans or             plans or
                                  Purchased           Share             Programs           Programs (1)
-------------------------------------------------------------------------------------------------------
January 1 - 31, 2004                  -           $        -                  -               869,385
February 1 - 29, 2004                 -                    -                  -               869,385
March 1 - 31, 2004                    -                    -                  -               869,385
April 1 - 30, 2004                   300                 2.42               300               869,085
May 1 - 31, 2004                      -                    -                  -               869,085
June 1 - 30, 2004                    500                 2.33               500               868,585
                                ------------------------------------------------------------------------
Total                                800          $      2.37               800               868,585
                                ========================================================================

(1) Pioneer Railcorp's Board of Directors approved a stock purchase plan on December 14, 1999 for the repurchase of up to 1,000,000 shares of common stock. This repurchase plan has no expiration date.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

There are no defaults upon senior debt securities as of June 30, 2004.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Shareholders was held on June 28, 2004 at the Company's headquarters in Peoria, Illinois. All five seats on the Board of Directors were up for election at this meeting. Directors' Guy L. Brenkman, J. Michael Carr, Orvel L. Cox, J. Clifton T. Lopez, and John S. Fulton were elected for a one-year term. The vote totals for the Directors were as follows:

    Proposal                                   Votes For          Votes Withheld
--------------------------------------------------------------------------------

Nomination of Guy L. Brenkman
to the Board of Directors                      3,678,990              131,576

Nomination of Orvel L. Cox
to the Board of Directors                      3,685,040              125,526

Nomination of Clifton T. Lopez
to the Board of Directors                      3,687,640              122,926

Nomination of John S. Fulton
to the Board of Directors                      3,687,940              122,626

Nomination of J. Michael Carr
to the Board of Directors                      3,683,240              127,326

In addition to the election of the Board of Directors, shareholders ratified the appointment of McGladrey & Pullen, LLP, Certified Public Accountants, as the Company's independent public accountants for the coming year with 3,763,615 votes for and 34,737 votes against.

Item 5.   OTHER INFORMATION

None.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          Exhibit # 20 -   Proxy Statement used to solicit votes for the Annual
                           Meeting of Shareholders,  held  June 28,  2004  and
                           2003 Annual Report to Stockholders (incorporated by reference on form DEF 14A filed April 28, 2004.)

          Exhibit # 31.1 - Certification by the Chief Executive Officer.

          Exhibit # 31.2 - Certification by the Chief Financial Officer.

          Exhibit # 32.1 - Certification under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
                           Sarbanes-Oxley Act of 2002.

No reports were filed on Form 8-K during the first six months 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIONEER RAILCORP
(Registrant)


08/05/04                                        /s/ Guy L. Brenkman
--------                                        --------------------------------
 DATE                                           GUY L. BRENKMAN, CEO



08/05/04                                        /s/ J. Michael Carr
--------                                        --------------------------------
 DATE                                           J. MICHAEL CARR
                                                PRESIDENT, TREASURER &
                                                CHIEF FINANCIAL OFFICER