Form 10QSB
period 2004-09-30
PIONEER RAILCORP
filed 2004-11-12
CIK 796374

U.S. SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            Quarterly Report Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

                    For the quarter ended September 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

                                    4,497,102
            ---------------------------------------------------------
           (Shares of Common Stock outstanding on September 30, 2004)

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS



                        PIONEER RAILCORP AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
             Three and Nine Months Ended September 30, 2004 and 2003

                                    UNAUDITED

                                                          Three Months Ended             Nine Months Ended
                                                             September 30,                  September 30,
                                                    ------------------------------------------------------------
                                                         2004            2003           2004            2003
                                                    ------------------------------------------------------------
Operating revenue ...............................   $  4,360,000    $  3,904,000    $ 12,532,000    $ 11,628,000
                                                    ------------------------------------------------------------

Operating expenses
   Maintenance of way ...........................        163,000         328,000         977,000         948,000
   Maintenance of equipment .....................        456,000         403,000       1,253,000       1,133,000
   Transportation expense .......................      1,114,000         890,000       3,012,000       2,476,000
   Administrative expense .......................      1,231,000       1,115,000       3,343,000       3,181,000
   Depreciation  & amortization .................        545,000         550,000       1,652,000       1,640,000
   Net (gain) loss on sale of fixed assets ......       (272,000)             --        (236,000)             --
                                                    ------------------------------------------------------------
                                                       3,237,000       3,286,000      10,001,000       9,378,000
                                                    ------------------------------------------------------------

Operating income ................................      1,123,000         618,000       2,531,000       2,250,000
                                                    ------------------------------------------------------------

Other income & expense
   Other (income) expense .......................         45,000         (20,000)       (301,000)       (275,000)
   Interest expense, equipment ..................         65,000          91,000         219,000         302,000
   Interest expense, other ......................        115,000         132,000         353,000         394,000
                                                    ------------------------------------------------------------
                                                         225,000         203,000         271,000         421,000
                                                    ------------------------------------------------------------
Income before income taxes ......................        898,000         415,000       2,260,000       1,829,000

Provision for income taxes ......................        376,000         174,000         946,000         768,000
                                                    ------------------------------------------------------------
Income before minority interest in preferred
   stock dividends of consolidated subsidiaries .   $    522,000    $    241,000    $  1,314,000    $  1,061,000

Minority interest in preferred stock dividends of
    consolidated subsidiaries ...................         23,000          23,000          68,000          68,000
                                                    ------------------------------------------------------------

Net income ......................................   $    499,000    $    218,000    $  1,246,000    $    993,000
                                                    ============================================================

Basic earnings per common share .................   $       0.11    $       0.05    $       0.28    $       0.22
                                                    ============================================================

Diluted earnings per common share ...............   $       0.10    $       0.05    $       0.25    $       0.22
                                                    ============================================================

Cash dividends per common share .................   $       0.05    $       0.05    $       0.05    $       0.05
                                                    ============================================================

See notes to unaudited consolidated financial statements

                        PIONEER RAILCORP AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2004 and DECEMBER 31, 2003

                                    UNAUDITED

                                                         September 30,  December 31,
                                                             2004           2003
                                                         ---------------------------
ASSETS
Current Assets
   Cash ..............................................   $ 1,703,000    $ 1,199,000
   Accounts receivable, less allowance
     for doubtful accounts 2004 $119,000; 2003 $39,000     3,343,000      3,924,000
   Inventories .......................................       366,000        353,000
   Prepaid expenses ..................................       481,000        274,000
   Income tax refund claims ..........................       146,000        201,000
                                                         --------------------------
        Total current assets .........................     6,039,000      5,951,000

Investments, cash value of life insurance ............       271,000        247,000

Property and equipment, less accumulated
  depreciation 2004 $15,366,000; 2003 $14,171,000 ....    25,456,000     26,496,000

Other assets .........................................         7,000         12,000

Goodwill .............................................     1,017,000      1,017,000
                                                         --------------------------

Total assets .........................................   $32,790,000    $33,723,000
                                                         ==========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Current maturities of long-term debt ..............   $ 2,469,000    $ 2,955,000
   Notes payable .....................................       218,000        146,000
   Income taxes payable ..............................        22,000             --
   Accounts payable ..................................     2,613,000      2,544,000
   Deferred income taxes .............................        62,000         62,000
   Accrued liabilities ...............................       565,000        836,000
                                                         --------------------------
        Total current liabilities ....................     5,949,000      6,543,000
                                                         --------------------------

Long-term debt, net of current maturities ............     7,937,000      9,638,000
                                                         --------------------------

Deferred revenue .....................................     1,725,000      1,788,000
                                                         --------------------------

Deferred income taxes ................................     6,431,000      6,063,000
                                                         --------------------------

Minority interest in subsidiaries ....................       736,000        737,000
                                                         --------------------------

Stockholders' Equity
   Common stock :
   Outstanding 2004 4,497,102; 2003 4,485,102
   (In Treasury 2004 136,415 shares; 2003 130,615) ...         5,000          5,000
   Additional paid-in capital ........................     2,052,000      2,016,000
   Retained earnings .................................     7,955,000      6,933,000
                                                         --------------------------
        Total stockholders' equity ...................    10,012,000      8,954,000
                                                         --------------------------

Total liabilities and stockholders' equity ...........   $32,790,000    $33,723,000
                                                         ==========================

See notes to unaudited consolidated financial statements

                        PIONEER RAILCORP AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 2004 and 2003

                                    UNAUDITED

                                                           First Nine Months
                                                      --------------------------
                                                          2004           2003
                                                      --------------------------
Cash Flows From Operating Activities
Net income ........................................   $ 1,246,000    $   993,000
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Minority interest in preferred stock dividends of
    consolidated subsidiaries .....................        68,000         68,000
  Depreciation and amortization ...................     1,652,000      1,640,000
  Increase in cash value life insurance ...........       (24,000)       (24,000)
  (Gain) loss on sale of property & equipment .....      (236,000)            --
  Deferred taxes ..................................       368,000        366,000
  Change in assets and liabilities
    (Increase) decrease accounts receivable .......       581,000       (107,000)
    (Increase) decrease inventories ...............       (13,000)       (67,000)
    (Increase) decrease prepaid expenses ..........      (207,000)      (161,000)
    (Increase) decrease other assets ..............         2,000       (287,000)
    Increase (decrease) accounts payable ..........        69,000        (41,000)
    (Increase) decrease income tax refund claims ..        55,000          4,000
    Increase (decrease) income tax payable ........        22,000        321,000
    Increase (decrease) deferred revenue ..........       (63,000)       219,000
    Increase (decrease) accrued liabilities .......      (271,000)      (352,000)
                                                      --------------------------
        Net cash provided by operating activities .     3,249,000      2,572,000
                                                      --------------------------

Cash Flows From Investing Activities
  Proceeds from sale of property & equipment ......       623,000         95,000
  Purchase of property & equipment ................    (1,004,000)      (988,000)
                                                      --------------------------
        Net cash (used in) investing activities ...      (381,000)      (893,000)
                                                      --------------------------

Cash Flows From Financing Activities
  Proceeds from short-term borrowings .............       290,000        271,000
  Proceeds from long-term borrowings ..............            --      1,812,000
  Payments on short-term borrowings ...............      (218,000)      (147,000)
  Payments on long-term borrowings ................    (2,187,000)    (3,096,000)
  Purchase of common stock for treasury ...........       (14,000)       (33,000)
  Cash dividends paid .............................      (225,000)      (225,000)
  Purchase of minority interest ...................        (1,000)        (9,000)
  Payments to minority interest ...................       (45,000)       (45,000)
  Proceeds from warrants exercised ................        36,000             --
                                                      --------------------------
        Net cash (used in) financing activities ...    (2,364,000)    (1,472,000)
                                                      --------------------------

Net increase in cash ..............................       504,000        207,000

Cash, beginning of period .........................     1,199,000      1,148,000
                                                      --------------------------
Cash, end of period ...............................   $ 1,703,000    $ 1,355,000
                                                      ==========================

Supplemental Disclosures of Cash Flow Information
  Cash payments for:
    Interest ......................................   $   572,000    $   696,000
                                                      ==========================

    Income taxes ..................................   $   501,000    $    81,000
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

                                                                                         Third Quarter
                                                                                 ----------------------------
                                                                                     2004            2003
                                                                                 ----------------------------
Revenues from external customers
  Railroad operations ........................................................   $  3,677,000    $  3,133,000
  Equipment leasing operations ...............................................        679,000         765,000
  Corporate support services .................................................          4,000           6,000
                                                                                 ----------------------------
        Total revenues from external customers ...............................   $  4,360,000    $  3,904,000
                                                                                 ============================

Intersegment revenues
  Railroad operations ........................................................   $         --    $         --
  Equipment leasing operations ...............................................         99,000          99,000
  Corporate support services .................................................      1,819,000       1,578,000
                                                                                 ----------------------------
        Total intersegment revenues ..........................................   $  1,918,000    $  1,677,000
                                                                                 ============================

Segment profit
  Railroad operations ........................................................   $  1,712,000    $  1,190,000
  Equipment leasing operations ...............................................        521,000         348,000
  Corporate support services .................................................        808,000         757,000
                                                                                 ----------------------------
        Total segment profit .................................................      3,041,000       2,295,000

Reconciling items
  Intersegment revenues ......................................................     (1,918,000)     (1,677,000)
  Income taxes ...............................................................       (376,000)       (174,000)
  Minority interest ..........................................................        (23,000)        (23,000)
  Other income (expense), net ................................................       (225,000)       (203,000)
                                                                                 ----------------------------

        Total consolidated net income ........................................   $    499,000    $    218,000
                                                                                 ============================

                                                                                      First Nine Months
                                                                                 ----------------------------
                                                                                     2004            2003
                                                                                 ----------------------------
Revenues from external customers
  Railroad operations ........................................................   $ 10,406,000    $  9,229,000
  Equipment leasing operations ...............................................      2,115,000       2,385,000
  Corporate support services .................................................         11,000          14,000
                                                                                 ----------------------------
        Total revenues from external customers ...............................   $ 12,532,000    $ 11,628,000
                                                                                 ============================

Intersegment revenues
  Railroad operations ........................................................   $         --    $         --
  Equipment leasing operations ...............................................        297,000         299,000
  Corporate support services .................................................      4,747,000       4,595,000
                                                                                 ----------------------------
        Total intersegment revenues ..........................................   $  5,044,000    $  4,894,000
                                                                                 ============================

Segment profit
  Railroad operations ........................................................   $  4,279,000    $  3,712,000
  Equipment leasing operations ...............................................      1,168,000       1,175,000
  Corporate support services .................................................      2,128,000       2,257,000
                                                                                 ----------------------------
        Total segment profit .................................................      7,575,000       7,144,000

Reconciling items
  Intersegment revenues ......................................................     (5,044,000)     (4,894,000)
  Income taxes ...............................................................       (946,000)       (768,000)
  Minority interest ..........................................................        (68,000)        (68,000)
  Other income (expense), net ................................................       (271,000)       (421,000)
                                                                                 ---------------------------

        Total consolidated net income ........................................   $  1,246,000    $    993,000
                                                                                 ============================

Note 6. EARNINGS PER COMMON SHARE

Following is information about the computation of the earnings per share (EPS) data for the quarters ended September 30, 2004 and 2003:

                                                                For the Quarter Ended September 30, 2004
                                                        --------------------------------------------------------
                                                           Income                  Shares              Per-Share
                                                        (Numerator)            (Denominator)             Amount
                                                        --------------------------------------------------------
Basic EPS
Income available to common stockholders ..........       $ 499,000               4,497,418              $   0.11
                                                                                                        ========
Effect of Dilutive Securities ....................              --                 597,297                 (0.01)
                                                        -------------------------------------------------------
Diluted EPS
Income available to common stockholders
  plus assumed conversions .......................       $ 499,000               5,094,715              $   0.10
                                                         =======================================================


                                                                For the Quarter Ended September 30, 2003
                                                         -------------------------------------------------------
                                                           Income                 Shares               Per-Share
                                                        (Numerator)            Denominator               Amount
                                                        --------------------------------------------------------
Basic EPS
Income available to common stockholders ..........      $ 218,000                4,490,647              $   0.05
                                                                                                        ========

Effect of Diluted Securities .....................             --                  288,903                    --
                                                        --------------------------------------------------------
Diluted EPS
Income available to common stockholders
  plus assumed conversions .......................      $ 218,000                4,779,550              $   0.05
                                                        ========================================================

Following is information about the computation of the earnings per share (EPS) data for the nine months ended September 30, 2004 and 2003:

                                                              For the Nine Months Ended September 30, 2004
                                                        -------------------------------------------------------
                                                          Income                  Shares               Per-Share
                                                        (Numerator)            (Denominator)             Amount
                                                        --------------------------------------------------------
Basic EPS
Income available to common stockholders ..........       $1,246,000              4,488,722              $   0.28
                                                                                                        ========

Effect of Dilutive Securities ....................              --                 459,568                 (0.03)
                                                         -------------------------------------------------------
Diluted EPS
Income available to common stockholders
  plus assumed conversions .......................       $1,246,000              4,948,290              $   0.25
                                                         =======================================================

                                                              For the Nine Months Ended September 30, 2003
                                                        -------------------------------------------------------
                                                          Income                  Shares               Per-Share
                                                        (Numerator)            (Denominator)             Amount
                                                        --------------------------------------------------------

Basic EPS
Income available to common stockholders ..........       $  993,000              4,496,985              $   0.22
                                                                                                        ========

Effect of Diluted Securities - None ..............              --                      --                    --
                                                         -------------------------------------------------------
Diluted EPS
Income available to common stockholders
  plus assumed conversions ......................       $  993,000              4,496,985              $   0.22
                                                         =======================================================

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

In accordance with Statement of Financial Accounting Standards, or SFAS, No. 5, "Accounting for Contingencies," an accrual for a loss contingency (litigation, casualty and environmental matters) is established if information available prior to the issuance of the financial statements indicates that it is probable that a liability has been incurred or an asset has been impaired. These estimates have been developed in consultation with outside counsel handling our defense in these matters and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. Subsequent changes to those estimates are reflected in our statements of income in the period of the change. Management believes that it has adequate insurance to cover most of the likely loss contingency situations, and most accruals for a loss contingency would be no more than the Company's maximum insurance self-retention of $50,000 per occurrence. To date all losses on such matters have been within management's expectations.

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

Net property, plant and equipment comprised 78% of our total assets as of September 30, 2004. These assets are stated at cost, less accumulated depreciation. We use the straight-line method of depreciation over estimated lives generally applicable to the railroad industry. Expenditures that increase asset values or extend useful lives are capitalized. Repair and maintenance expenditures are charged to operating expense when the work is performed. We periodically review the carrying value of our long-lived assets for impairment. This review is based upon our projections of anticipated future cash flows. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company would recognize an impairment loss measured by the amount by which the carrying value of the asset exceeds the fair value of the asset. The estimate of fair value shall be based on the best information available in the circumstances. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect our evaluations. No impairment has been recorded on fixed assets during the nine months ended September 30, 2004.

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

The Company's revenue from its railroad operations could be affected by several events. In most instances, several railroads take part in the delivery of freight to and from the Company's customers. Each railroad will set its revenue requirement for handling the freight. If the total revenue requirement for all railroads involved is not competitive with other transportation options, it is likely the freight will not move by rail. In addition, the Company's current customers make changes in the origin of their raw materials and destination for their finished products that could positively or negatively affect rail traffic. In addition, a significant portion of the Company's freight is carried in railcars supplied by the nation's largest railroads, referred to as Class 1 railroads. The Class 1 railroads ability to continue to supply railcars is an important factor in generating revenues. The Company's equipment leasing operations own a large railcar fleet, which helps to minimize adverse consequences from a limited railcar supply. The Company continually searches for railcars to purchase that will provide its customers with a reliable car supply.

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

Expiration Year      Box Car     Cov.Hop.     Gondola    Flat    Hopper       Total      % of Fleet
----------------------------------------------------------------------------------------------------
    2004                 31           18                                          49           3.62%
    2005                 42           44           3      12                     101           7.46%
    2006                103           80           5       1                     189          13.96%
    2007                  3          156                              2          161          11.89%
    2008                 28            5           5                  2           40           2.95%
    2009                 40          154           4                             198          14.62%
    2010                  9            4           5                              18           1.33%
    2011                 90           50                              1          141          10.41%
    2012                164           14           4                  4          186          13.74%
    2013                  6           32           2                              40           2.95%
    2014                 20            9           3                  1           33           2.44%
    2015                 10           11                              1           22           1.62%
    2016                 20           10           1                              31           2.29%
    2017                  4            6           2                              12           0.89%
    2018                 13            4           1                              18           1.33%
    2019                 15            2                                          17           1.26%
    2020                  3            8                                          11           0.81%
    2021                 11            4          46      19           2          82           6.06%
    2023                               3                                           3           0.22%
    2024                               2                                           2           0.15%
                        612          616          81      32          13       1,354         100.00%

Nationally there is a surplus of locomotives for lease and sale, which has caused a decrease in lease rates and a decrease in opportunities to lease locomotives as potential customers may choose to purchase locomotives in lieu of leasing them. The Company's lease renewals will be subject to market rates that are currently lower than the Company is earning. Historically, there have been upturns and downturns in the locomotive leasing industry, and the Company believes it is well positioned to take advantage of the next up turn due to the size and quality of its locomotive fleet.

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

The Company's primary outflow of cash pertains to employee wages, track materials, repair expenses to railcars and locomotives, fuel, car hire expense, liability insurance, health insurance, and debt repayments. The Company uses the following categories to group expenses in the financial statements:

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

Summary: Third Quarter 2004 Compared to Third Quarter 2003 Financial Results discussion:

The Company's net income in the third quarter 2004 was $499,000 an increase of $281,000 or 129% compared to $218,000 net income in the third quarter 2003. Revenue increased in the third quarter 2004 by $456,000 or 12%, to $4,360,000 from $3,904,000 in the third quarter 2003. Operating expense decreased in the third quarter 2004 by $49,000 or 1%, to $3,237,000 from $3,286,000 in the third quarter 2003. Operating income increased in the third quarter 2004 by $505,000 or 82%, to $1,123,000 from $618,000 in the third quarter 2003.

Revenue increased in the third quarter 2004 by $456,000 or 12% to $4,360,000 from $3,904,000 in the prior year. The railroad operations generated total revenue of $3,677,000 in the third quarter 2004, an increase of $544,000 (17%) compared to revenue of $3,133,000 in the third quarter 2003. The railroad operations increased revenue from increased switching revenue of $477,000 primarily related to a 13% increase in freight volume, and also increased demurrage revenue of $249,000. As the economy continues to improve, the Company's railroad operations have experienced a decrease in revenue from the storage of railcars for non-affiliated companies as such companies find utilization for their railcars in an improving economy. In the third quarter 2004 revenue from car storage decreased $51,000 to $81,000 compared to $132,000 in the third quarter 2003. The railroad operations also had a $134,000 decrease in contract service revenue as a result of a decrease in track projects on behalf of state governments and customers. The equipment leasing operations generated total revenue of $679,000 in the third quarter 2004, a decrease of $86,000 (11%) compared to $765,000 in the third quarter 2003. In the third quarter 2004 revenue from the equipment leasing operations included carhire revenue of $474,000, a decrease of $108,000 (19%) from $582,000 in the third quarter 2003, and unaffiliated lease income of $202,000, an increase of $43,000 (27%) from $159,000 in the third quarter 2003. The decrease in carhire revenue in the quarter primarily relates to the underutilization of the Company's covered hopper fleet. The Company leased 84 covered hoppers in the third quarter 2003 and expects to lease 40 excess covered hoppers to non-affiliates in the fourth quarter 2004. The lease terms are expected to be for two years at an average monthly rate of $320 per car. This is expected to increase revenues from the equipment leasing operations $475,000 per year while the leases remain in effect. Corporate services did not have significant revenues in either third quarter 2004 or 2003.

Operating expenses decreased in the third quarter 2004 by $49,000 or 1%, to $3,237,000 from $3,286,000 in the third quarter 2003. The decrease in operating expenses was affected by a gain on sale of fixed assets of $272,000 in the third quarter 2004. Excluding this gain, operating expenses increased $223,000 or 7%. The majority of this increase in operating expenses resulted from increased transportation expenses of $224,000 and increased administrative expenses of $116,000 in the third quarter 2004. The $224,000 of increased transportation expense was primarily from the railroad operations, which had a $154,000 increase resulting primarily from increased carhire and fuel costs. The railroad operations also had a decrease in maintenance of way expense of $176,000, primarily resulting from $247,000 of capitalized labor related to major track rehabilitation projects. The railroad operations generated total operating expenses of $1,964,000 in the third quarter 2004, a $20,000 increase (1%) from $1,944,000 in the third quarter 2003. The equipment leasing operations generated operating expenses of $257,000 in the third quarter 2004, a $258,000 decrease (50%) from $515,000 in the third quarter 2003. The primary decrease in operating expenses by the equipment leasing operations in the third quarter 2004 relates to a gain on sale of fixed assets of $271,000. The increased administrative expenses of $116,000 was primarily from Corporate support services relating to the Company's actions to "go private" as detailed in the Company's Form 8-K and 8-K/A filed September 21, 2004 and September 23, 2004 respectively, and as is more fully described in Item 5 - Other Information in this Form 10-QSB. Corporate support services generated operating expense of $1,016,000 in the third quarter 2004 an $189,000 increase (23%) from $827,000 in the third quarter 2003.

Operating income increased in the third quarter 2004 by $505,000 or 82%, to $1,123,000 from $618,000 in 2003. The railroad operations generated operating income of $1,713,000 in the third quarter 2004, a $524,000 increase (44%) from $1,189,000 in the third quarter 2003. The equipment leasing operations generated operating income of $422,000 in the third quarter 2004, a $172,000 increase (69%) from $250,000 in the third quarter 2003. Corporate support services reduced operating income $1,012,000 in the third quarter 2004, compared to reduced operating income in the third quarter 2003 of $821,000. This represents an $191,000 decrease in the third quarter 2004 operating income (23%) compared to the third quarter 2003.

Third Quarter 2004 Operations by Business Segment

                              Railroad       Equipment      Corporate
                             Operations       Leasing       Services         Total
                             --------------------------------------------------------
Revenue ..................   $ 3,677,000    $   679,000    $     4,000    $ 4,360,000
                             --------------------------------------------------------
Expenses:
  Mow ....................   $   140,000    $         0    $    23,000    $   163,000
  Moe ....................   $   236,000    $   127,000    $    93,000    $   456,000
  Tran ...................   $   993,000    $    62,000    $    59,000    $ 1,114,000
  Admin ..................   $   385,000    $    17,000    $   829,000    $ 1,231,000
  Dep/Amort ..............   $   211,000    $   322,000    $    12,000    $   545,000
  (Gain)/Loss sale of F.A    $    (1,000)   $  (271,000)   $        --    $  (272,000)
                             --------------------------------------------------------
        Operating Expense    $ 1,964,000    $   257,000    $ 1,016,000    $ 3,237,000
                             --------------------------------------------------------

Operating Income .........   $ 1,713,000    $   422,000    $(1,012,000)   $ 1,123,000
                             ========================================================

Third Quarter 2003 Operations by Business Segment

                               Railroad      Equipment      Corporate
                              Operations      Leasing       Services        Total
                              ------------------------------------------------------
Revenue ...................   $3,133,000    $  765,000     $    6,000     $3,904,000
                              ------------------------------------------------------
Expenses:
  Mow .....................   $  316,000    $       --     $   12,000     $  328,000
  Moe .....................   $  199,000    $  133,000     $   71,000     $  403,000
  Tran ....................   $  839,000    $   37,000     $   14,000     $  890,000
  Admin ...................   $  379,000    $   22,000     $  714,000     $1,115,000
  Dep/Amort ...............   $  211,000    $  323,000     $   16,000     $  550,000
  (Gain)/Loss sale of F.A .   $       --    $       --     $       --     $       --
                              ------------------------------------------------------
        Operating Expense .   $1,944,000    $  515,000     $  827,000     $3,286,000
                              ------------------------------------------------------

Operating Income ..........   $1,189,000    $  250,000     $ (821,000)    $  618,000
                              ======================================================

Third Quarter 2004-2003 Variances by Business Segment
Increase (decrease)

                                Railroad    Equipment      Corporate
                               Operations    Leasing       Services         Total
                               ----------------------------------------------------
Revenue ....................   $ 544,000    $ (86,000)     $  (2,000)     $ 456,000
                               ----------------------------------------------------
Expenses:
  Mow ......................   $(176,000)   $      --      $  11,000      $(165,000)
  Moe ......................   $  37,000    $  (6,000)     $  22,000      $  53,000
  Tran .....................   $ 154,000    $  25,000      $  45,000      $ 224,000
  Admin ....................   $   6,000    $  (5,000)     $ 115,000      $ 116,000
  Dep/Amort ................   $      --    $  (1,000)     $  (4,000)     $  (5,000)
  (Gain)/Loss sale of F.A ..   $  (1,000)   $(271,000)     $      --      $(272,000)
                               ----------------------------------------------------
        Operating Expense ..   $  20,000    $(258,000)     $ 189,000      $ (49,000)
                               ----------------------------------------------------

Operating Income ...........   $ 524,000    $ 172,000      $(191,000)     $ 505,000
                               ====================================================

Other Income and Expense Income Statement Line Item Discussions:

Interest expense decreased $43,000 (19%) in the third quarter 2004 to $180,000 compared to $223,000 in the third quarter 2003. This decrease is the result of the Company having paid down long-term debt pursuant to scheduled repayment terms. Interest expense related to the financing of railroad acquisitions and railroad improvements was $115,000 in the third quarter 2004, a $17,000 decrease (13%) from $132,000 in the third quarter 2003. The equipment leasing operations interest expense was $65,000 in the third quarter 2004, a $26,000 decrease (29%) from $91,000 in the third quarter 2003.

In the third quarter 2004, $45,000 of non-operating expense was recorded by the Company, primarily related to the write off a $51,000 account receivable recorded from a previous railroad acquisition which has proven to be uncollectible. In the third quarter 2003, $20,000 of other income was earned by the Company, primarily from lease income generated by the Company's railroad operations from the granting of easements and leases for the use of railroad right of way property.

Summary: First Nine Months 2004 Compared to First Nine Months 2003 Financial Results discussion:

The Company's net income in the first nine months 2004 was $1,246,000 an increase of $253,000 or 25% compared to $993,000 net income in the first nine months 2003. Revenue increased in the first nine months 2004 by $904,000 or 8%, to $12,532,000 from $11,628,000 in the first nine months 2003. Operating expense increased in the first nine months of 2004 by $623,000 or 7%, to $10,001,000 from $9,378,000 in the first nine months 2003. Operating income increased in the first nine months 2004 by $281,000 or 12%, to $2,531,000 from $2,250,000 in the first nine months 2003.

Revenue increased in the first nine months 2004 by $904,000 or 8%, to $12,532,000 from $11,628,000 in the prior year. The railroad operations generated total revenue of $10,406,000 in the first nine months 2004, an increase of $1,177,000 (13%) compared to revenue of $9,229,000 in the prior year. The railroad operations increased revenue from increased switching revenue of $828,000 primarily related to a 9% increase in freight volume, and also demurrage revenue of $420,000. As the economy continues to improve, the Company's railroad operations have experienced a decrease in revenue from the storage of railcars for non-affiliated companies as these companies find utilization for their railcars in an improving economy. In the first nine months 2004 revenue from car storage decreased $163,000 to $281,000 compared to $444,000 in the first nine months 2003. The equipment leasing operations generated total revenue of $2,115,000 in the first nine months 2004, a decrease of $270,000 (11%) compared to $2,385,000 in the prior year. In the first nine months 2004 revenue from the equipment leasing operations included carhire revenue of $1,594,000, a decrease of $281,000 (15%) from $1,875,000 in the prior year, and unaffiliated lease income of $516,000, an increase of $32,000 (7%) from $484,000 in the prior year. The decrease in carhire revenue primarily relates to the underutilization of the Company's covered hopper fleet. The Company leased 84 covered hoppers in the third quarter 2003 and expects to lease 40 excess covered hoppers to non-affiliates starting in the fourth quarter 2004. The lease terms are expected to be for two years at an average monthly rate of $320 per car. This is expected to increase revenues from the equipment leasing operations $475,000 per year while the leases remain in effect. Corporate services did not have significant revenues in either the first nine months 2004 or 2003.

Operating expenses increased in the first nine months 2004 by $623,000 or 7%, to $10,001,000 from $9,378,000 in the prior year. The increase in operating expenses was affected by a gain on sale of fixed assets of $236,000 in the first nine months 2004. Excluding this gain, operating expenses increased $859,000 or 9%. The majority of this increase in operating expenses in the first nine months 2004 resulted from increased transportation expenses of $536,000. Increased transportation expenses were primarily from the railroad operations, which had a $414,000 increase resulting primarily from increased carhire, fuel costs, and increased train service wages resulting from increased traffic. Maintenance of way expense increased only $29,000 in the first nine months 2004; however, approximately $247,000 of maintenance of way expenses were capitalized in the first nine months 2004 related to major track rehabilitation projects. The railroad operations generated total operating expenses of $6,127,000 in the first nine months 2004, a $603,000 increase (11%) from $5,524,000 in the first nine months 2003. The equipment leasing operations generated operating expenses of $1,244,000 in the first nine months 2004, a $259,000 decrease (17%) from $1,503,000 in the first nine months 2003. The decrease in operating expenses in the first nine months 2004 by the equipment leasing operations primarily relates to a gain on the sale of fixed assets of $235,000. The increased administrative expense of $162,000 was primarily from corporate support services relating to the Company's actions to "go private" as detailed in the Company's Form 8-K filed on September 21, 2004 and 8-K/A filed on September 23, 2004. Corporate support services generated operating expense of $2,630,000 in the first nine months 2004 a $279,000 increase (12%) from $2,351,000 in the first nine months 2003.

Operating income increased in the first nine months 2004 by $281,000 or 12%, to $2,531,000 from $2,250,000 in the first nine months 2003. The railroad operations generated operating income of $4,279,000 in the first nine months 2004, a $574,000 increase (15%) from $3,705,000 in the first nine months 2003. The equipment leasing operations generated operating income of $871,000 in the first nine months 2004, an $11,000 decrease (1%) from $882,000 in the first nine months 2003. Corporate support services reduced operating income $2,619,000 in the first nine months 2004, compared to reduced operating income in the first nine months 2003 of $2,337,000. This represents a $282,000 decrease in the first nine months 2004 operating income (12%) compared to the first nine months 2003.

First Nine Months 2004 Operations by Business Segment

                                                              Railroad       Equipment       Corporate
                                                             Operations       Leasing        Services          Total
                                                            ------------------------------------------------------------
Revenue .................................................   $ 10,406,000    $  2,115,000    $     11,000    $ 12,532,000
                                                            ------------------------------------------------------------
Expenses:
  Mow ...................................................   $    907,000    $          0    $     70,000    $    977,000
  Moe ...................................................   $    658,000    $    337,000    $    258,000    $  1,253,000
  Tran ..................................................   $  2,746,000    $    124,000    $    142,000    $  3,012,000
  Admin .................................................   $  1,179,000    $     43,000    $  2,121,000    $  3,343,000
  Dep/Amort .............................................   $    638,000    $    975,000    $     39,000    $  1,652,000
  (Gain)/Loss sale of F.A ...............................   $     (1,000)   $   (235,000)   $         --    $   (236,000)
                                                            ------------------------------------------------------------
        Operating Expense ...............................   $  6,127,000    $  1,244,000    $  2,630,000    $ 10,001,000
                                                            ------------------------------------------------------------

Operating Income ........................................   $  4,279,000    $    871,000    ($ 2,619,000)   $  2,531,000
                                                            ============================================================

First Nine Months 2003 Operations by Business Segment

                                                              Railroad       Equipment       Corporate
                                                             Operations       Leasing        Services          Total
                                                            ------------------------------------------------------------
Revenue .................................................   $  9,229,000    $  2,385,000    $     14,000    $ 11,628,000
                                                            ------------------------------------------------------------

Expenses:
  Mow ...................................................   $    896,000    $         --    $     52,000    $    948,000
  Moe ...................................................   $    554,000    $    380,000    $    199,000    $  1,133,000
  Tran ..................................................   $  2,332,000    $    119,000    $     25,000    $  2,476,000
  Admin .................................................   $  1,108,000    $     48,000    $  2,025,000    $  3,181,000
  Dep/Amort .............................................   $    628,000    $    962,000    $     50,000    $  1,640,000
  (Gain)/Loss sale of F.A ...............................   $      6,000    $     (6,000)   $         --    $         --
                                                            ------------------------------------------------------------
        Operating Expense ...............................   $  5,524,000    $  1,503,000    $  2,351,000    $  9,378,000
                                                            ------------------------------------------------------------

Operating Income ........................................   $  3,705,000    $    882,000    ($ 2,337,000)   $  2,250,000
                                                            ============================================================

First Nine Months 2004-2003 Variances by Business Segment
Increase (decrease)

                                                              Railroad        Equipment       Corporate
                                                             Operations        Leasing        Services           Total
                                                            ------------------------------------------------------------
Revenue .................................................   $  1,177,000    $   (270,000)   $     (3,000)   $    904,000
                                                            ------------------------------------------------------------
Expenses:
  Mow ...................................................   $     11,000    $         --    $     18,000    $     29,000
  Moe ...................................................   $    104,000    $    (43,000)   $     59,000    $    120,000
  Tran ..................................................   $    414,000    $      5,000    $    117,000    $    536,000
  Admin .................................................   $     71,000    $     (5,000)   $     96,000    $    162,000
  Dep/Amort .............................................   $     10,000    $     13,000    $    (11,000)   $     12,000
  (Gain)/Loss sale of F.A ...............................   $     (7,000)   $   (229,000)   $         --    $   (236,000)
                                                            ------------------------------------------------------------
Operating Expense .......................................   $    603,000    $   (259,000)   $    279,000    $    623,000
                                                            ------------------------------------------------------------

Operating Income ........................................   $    574,000    $    (11,000)   $   (282,000)   $    281,000
                                                            ============================================================

Other Income and Expense Income Statement Line Item Discussions:

Interest expense decreased $124,000 in the first nine months 2004 to $572,000 compared to $696,000 in the first nine months 2003. This decrease is the result of the Company having paid down long-term debt pursuant to scheduled repayment terms. Interest expense related to the financing of railroad acquisitions and railroad improvements was $353,000 in the first nine months 2004, a $41,000 decrease (10%) from $394,000 in the first nine months 2003. The equipment leasing operations interest expense was $219,000 in the first nine months 2004, an $83,000 decrease (27%) from $302,000 in the first nine months 2003.

In the first nine months 2004, $301,000 of other income was earned by the Company, primarily from lease income generated by the Company's railroad operations from the granting of easements and leases for the use of railroad right of way property. In the first nine months 2003, $275,000 of other income was earned by the Company, primarily from lease income generated by the Company's railroad operations.

Impact of New Accounting Pronouncements:

The Company is not aware of any recent accounting standard issued, but not yet required to be adopted by the Company, that would have a material effect on its financial position or results of operations. See Note 4 for further discussions.

Liquidity and Capital Resources:

The Company primarily uses cash generated from operations to fund working capital needs and relies on long-term financing for the purchase of railcars, new operating subsidiaries, and other significant capital expenditures. The Company has working capital facilities totaling $1,100,000 that was available for use at the end of the third quarter 2004. The Company's credit agreements with National City Bank contain various restrictive loan covenants. As of September 30, 2004, the Company believes it is in compliance with all of these covenants.

Long-term equipment financing has historically been readily available to the Company for its railcar acquisition program. The Company believes it will be able to continue to obtain long-term equipment financing should the need arise. The Company's plans for new debt in the foreseeable future is contingent upon new railroad acquisitions and increased needs and/or opportunities for railcars.

Historically, the Company has negotiated reduced interest rates on its notes outstanding with National City Bank. However, the ability to renegotiate interest rates is limited by the assessment of prepayment premiums by National City Bank in accordance with the terms of the original notes. Therefore, it is not cost effective to renegotiate all notes. No debt refinancing to lower interest rates has occurred during the nine months ended September 30, 2004.

On July 1, 1995, the Company's stock split and warrant issuance became payable to shareholders. The 2 for 1 stock split increased the number of shares issued and outstanding from 2,099,142 to 4,198,284. At the same time shareholders became entitled to purchase an additional 4,198,284 shares through stock warrants issued by the Company as dividends. One warrant was issued for each share of common stock held after the split, entitling the holder to purchase 1 share of common stock for $2.00 per share. The shares purchased through the exercise of the warrants must be held for 1 year from date of purchase. As of September 30, 2004, a total of 89,564 warrants originally issued had been exercised, and the Company realized $179,128 from the exercise of the warrants.

On June 26, 1996, the Company's shareholders approved a stock option plan permitting the issuance of 407,000 shares of common stock. Options granted under the plan are incentive based except for the options granted to the CEO whose options are non-qualified. The options became fully vested and exercisable as of July 1, 2001. The options are exercisable at $2.75, the trading price on the date of the grant, in whole or in part within 10 years from the date of grant. As of September 30, 2004, a total of 150,000 options are outstanding under this plan.

In 1999, Pioneer Railcorp's Board of Directors authorized and approved the repurchase of up to one million (1,000,000) shares of the Company's common stock. As of September 30, 2004, a total of 136,415 shares had been repurchased at a cost of $205,154. The Company plans to continue buying back its common stock but believes the repurchase will be on a more limited scope then previously anticipated due to capital requirements and the trading volume of the Company's stock.

As previously reported, the Company plans to make significant upgrades to existing track structure on several of its railroad properties at an expected cost of approximately $1 million. The anticipated costs represent track materials, additional labor and contractors that will be required to perform the upgrades. Through the first nine months of 2004 the Company has incurred costs and capitalized $562,000 related to these planned upgrades. The Company has funded a majority of these expenditures with working capital, and anticipates funding the remaining track upgrades with working capital.

The Company's feeder line application on file with the Surface Transportation Board (STB) to acquire the west end of the Toledo Peoria and Western Railway
(TPW) was granted on October 28, 2004. The STB set the purchase price at $3.9 million dollars and ordered the transaction to close no later than January 26, 2005. The Company believes this acquisition would add synergies to its Keokuk Junction Railway Co., as the two lines will connect, giving the Company's largest customer access to additional markets via Peoria, IL. The Company's primary lender has committed to provide long term fixed rate financing for this acquisition. The Company believes that the cash it would generate from operating the west end of the TPW would more than offset debt requirements of the acquisition.

The Company generally anticipates that the outcomes involving current legal proceedings will not materially affect the Company's consolidated financial position or results of operation.

The Company believes its cash flow from operations and its available working capital credit lines will be more than sufficient to meet liquidity needs through at least the next 12 months.

Balance Sheet and Cash Flow Items:

The Company generated net cash from operating activities of $3,249,000 in the first nine months 2004 compared to $2,572,000 net cash generated from operating activities in the first nine months 2003. Net cash from operating activities in the first nine months 2004 was provided by $1,246,000 of net income, $1,652,000 of depreciation and amortization, an increase in deferred income taxes of $368,000, a decrease in accounts receivable of $581,000, a decrease in income tax refund claims of $55,000, an increase in accounts payable of $69,000, and $92,000 from changes in various other operating assets and liabilities. Net cash was used in operating activities in the first nine months 2004 from a decrease in accrued liabilities of $271,000, a decrease in prepaid expenses of $207,000, a gain on sale of property and equipment of $236,000 and $100,000 from changes in various other operating assets and liabilities.

The first nine months 2004 decrease in accounts receivable is primarily related to a $250,000 net change in receivables collected for state funded crossing projects. In addition, accounts payable had approximately a $250,000 decrease also relating to this state funded crossing projects whereby cash was received from the state and paid to a contractor. Excluding the change in accounts payable related to state projects, accounts payable increased approximately $320,000. This increase, as well as the remaining decrease in accounts receivable relates primarily to freight receivables. As previously discussed, several railroads are usually involved in the process of delivering freight. The Company collects the total revenue for all railroads involved in the delivery of freight in a majority of its shipments. The Company records its share of the revenue and records the amount due the other railroads as a current payable. The amounts payable to other railroads are settled monthly. Depending on the mix of freight handled by the Company, there could be significant variances in accounts receivable and accounts payable in comparable periods. Under normal operating conditions, these changes do not have a material impact on liquidity or the Company's ability to meet its cash requirements. The increase in prepaid expenses in the first nine months 2004 primarily relates to the Company's liability insurance premium, which renews each year in July. The decrease in accrued liabilities in the first nine months 2004 resulted from the payment or settlement of December 31, 2003 accrued expenses.

Cash flow used for investing activities primarily relates to the Company purchasing and capitalizing approximately $1,004,000 of fixed assets and capital improvements in the first nine months 2004 offset by $623,000 of proceeds from the sale of property and equipment. Included in the 2004 capital additions is the purchase of a used locomotive for $31,000 and $610,000 of track structure additions and improvements. In addition, the Company capitalized $171,000 of leasehold track improvements. Other capital expenditures in the first nine months 2004 include approximately $105,000 for railcar and locomotive betterments, $33,000 for four vehicles, $17,000 for bridge upgrades, and $37,000 of various equipment items. All of the capital expenditures were funded with working capital.

Cash flow from financing activities primarily relates to the borrowing and repayment of debt and certain treasury stock and stock warrant transactions. New short-term borrowings of $290,000 in the first nine months 2004 relate to the financing of the Company's liability insurance premium. In the first nine months 2004, approximately 18,000 warrants were exercised generating cash of $36,000.

The Company anticipates additional cash requirements in 2004 will approximate $200,000 as a result of the reversal of deferred taxes. In future years, the Company anticipates additional cash requirements totaling $400,000 as a result of the reversal of deferred taxes.

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

                                                                 Total            Maximum
                                                               Number of         Number of
                                                                 Shares           Shares
                                                               Purchased         That May
                                                               as Part of         Yet be
                                 Total                          Publicly         Purchased
                               Number of       Average         Announced         Under the
                                 Shares     Price Paid per      Plans or         Plans or
                               Purchased        Share           Programs       Programs (1)
-------------------------------------------------------------------------------------------
January 1 - 31, 2004                --       $        --            --             869,385
February 1 - 29, 2004               --                --            --             869,385
March 1 - 31, 2004                  --                --            --             869,385
April 1 - 30, 2004                 300              2.42           300             869,085
May 1 - 31, 2004                    --                --            --             869,085
June 1 - 30, 2004                  500              2.33           500             868,585
July 1 - 30, 2004                3,000              2.41         3,000             865,585
August 1 - 30, 2004                 --                --            --             865,585
September 1 - 30, 2004           2,000              2.21         2,000             863,585
                              -------------------------------------------------------------
Total                            5,800     $        2.33         5,800             863,585
                              =============================================================

(1) Pioneer Railcorp's Board of Directors approved a stock purchase plan on December 14, 1999 for the repurchase of up to 1,000,000 shares of common stock. This repurchase plan has no expiration date.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

There are no defaults upon senior debt securities as of September 30, 2004.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No Matters  were  submitted to a vote of security  holders in the third  quarter
2004.

Item 5.   OTHER INFORMATION

The Board of Directors of Pioneer Railcorp announced September 21, 2004 that it has preliminarily approved a going private merger transaction in which all shareholders with less than 2,000 shares of the Company's common stock would receive $2.85 in cash for each share of Company common stock that they held prior to merger. Also, all warrant holders will receive $.85 per warrant held prior to the merger, which amount is based on the $2.85 per share merger consideration less the $2.00 warrant exercise price. Shareholders owning 2,000 shares or greater will continue to hold their shares.

The proposed transaction is subject to shareholder approval and is intended to reduce the number of Pioneer Railcorp holders of record to under 300, the level at which the Company is required to continue to file periodic reports with the SEC. As a result, if completed, Pioneer Railcorp intends to terminate the registration of its stock with the SEC and cause the stock to cease to be traded on the Nasdaq SmallCap Market and the Chicago Stock Exchange. The Company believes there will be a market for its stock on the Pink sheets. The Board of Directors believes that the increasing costs of being a "public" company is not justified by the benefits, given the Company's limited trading activity. The Company intends to hold a special meeting, at which the matter will be considered, during the first quarter of 2005, with the intent of completing the "going private" transaction by March 31, 2005.

Details of the transaction may be found in Pioneer Railcorp's Preliminary Proxy Statement that has been filed with the SEC on November 9, 2004. Pioneer Railcorp plans to mail to each shareholder a proxy statement about the proposed transaction, and shareholders are advised to read the proxy statement carefully when it becomes available because it will contain important information about the transaction, the persons soliciting proxies, and their interests in the transaction and related matters. Shareholders may obtain free copies of the proxy statement (when available) and other documents filed by Pioneer Railcorp at the SEC's website or from the Company.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

         Exhibit # 31.1 - Certification by the Chief Executive Officer.
         Exhibit # 31.2 - Certification by the Chief Financial Officer.
         Exhibit# 32.1 - Certification under 18 U.S.C.  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Form 8-K and 8-K/A were filed September 21, 2004 and September 23, 2004, respectively, regarding the Company's plans to "go private".

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


PIONEER RAILCORP
(Registrant)





11/11/04                                                /s/ Guy L. Brenkman
--------                                                ------------------------
 DATE                                                   GUY L. BRENKMAN, CEO





11/11/04                                                /s/ J. Michael Carr
--------                                                ------------------------
 DATE                                                   J. MICHAEL CARR
                                                        PRESIDENT, TREASURER &
                                                        CHIEF FINANCIAL OFFICER








                                       20=