Form 10KSB
period 2004-12-31
PIONEER RAILCORP
filed 2005-03-21
CIK 796374

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

              Annual Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2004

                        Commission File Number 33-6658-C

                                Pioneer Railcorp
             (Exact name of Registrant as specified in its charter)

                   Iowa                             37-1191206
         ---------------------------------------------------------
         (State or other jurisdiction of        (IRS Employer ID #)
          incorporation or organization)

            1318 S. Johanson Rd.
                Peoria, IL                             61607
          --------------------------------------------------------
          (Address of principal executive offices)   (Zip code)

                   Registrant's telephone number: 309-697-1400

Securities registered pursuant to Section 12(g) of the Act:

Title of each Class               Name of each exchange on which registered
---------------------          ------------------------------------------------
Common Stock, Class A           Nasdaq SmallCap Market , Chicago Stock Exchange

              Securities registered pursuant to 12(g) of the Act:

                    Common stock, Class A ($.001 par value)
                      Common Stock, Class B (no par value)
                    ---------------------------------------
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES[X] NO.[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

Issuer's revenues for the fiscal year ended December 31, 2004 were $16,775,390

The aggregate market value of voting stock held by non-affiliates of the Registrant on March 21, 2005 was $8,414,742

                                    4,498,482
             -------------------------------------------------------
             (Shares of Common Stock outstanding on March 21 , 2005)

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

West Michigan Railroad Co. - On July 11, 1995, Pioneer Railcorp signed an agreement with the Trustee of the Southwestern Michigan Railroad Company, Inc., d/b/a Kalamazoo, Lakeshore & Chicago Railroad (KLSC), to purchase all of the tangible assets of KLSC. Those assets include approximately 15 miles of track and right of way, extending from Hartford to Paw Paw, in Van Buren County, Michigan. The line interchanges with CSX. Pioneer Railcorp then assigned its right to purchase to the West Jersey Railroad Co., a wholly owned subsidiary of PRC, which had been operating the former KLSC tracks under an Interstate Commerce Commission Directed Service Order since June 24, 1995. West Jersey Railroad Co. amended its articles of incorporation to change its name to "West Michigan Railroad Co.," effective October 2, 1995. The sale was approved by the Interstate Commerce Commission by order served October 18, 1995, and the West Michigan Railroad Co. took title to the property on October 24, 1995. The railroad's principal commodities are frozen foods and canned goods.

Keokuk Junction Railway Co. - On March 12, 1996, Pioneer Railcorp purchased 93% of the common stock of KNRECO, Inc., an Iowa corporation d/b/a Keokuk Junction Railway (hereinafter "KJRY") from the shareholders, and purchased all of the remaining common shares of KJRY in April of 1996. KJRY operates a common carrier railroad line within the City of Keokuk, Iowa, from Keokuk to LaHarpe, Illinois, and a branch line from Hamilton to Warsaw, Illinois, a total of approximately 38 miles. In addition, KJRY owns all of the common stock of Keokuk Union Depot Company, an Iowa corporation that owns the former Keokuk Union Depot building, along with surrounding track and real estate. KNRECO, Inc. changed its corporate name to Keokuk Junction Railway Co. effective April 10, 1996. On December 19, 2001, the KJRY purchased 12.1 miles of track from LaHarpe to Lomax, Illinois and was assigned trackage rights from Lomax, Illinois to Ft Madison, Iowa, a distance of approximately 15.5 miles over the BNSF, allowing the KJRY to interchange traffic with the UP. The KJRY also interchanges with the BNSF at Keokuk. The railroad's principal commodities are corn, corn germ, corn syrup, meal, gluten feed, and railroad wheels. The Company's feeder line application on file with the Surface Transportation Board (STB) to acquire the assets of the west end of the Toledo Peoria and Western Railway (TPW) was granted on October 28, 2004. The Company completed the acquisition on February 11, 2005 at the STB determined purchase price of $4,165,742 as is more fully described later in this document.

Shawnee Terminal Railway Company - On November 13, 1996, Pioneer Railcorp purchased 100% of the common stock of the Shawnee Terminal Railway Company. The line located in Cairo, Illinois, interchanges with the Canadian National Railway Company (CN) and is approximately 2.5 miles long. The railroad's principal commodities are railroad freight cars for cleaning.

Michigan Southern Railroad Company - On December 19, 1996, Pioneer Railcorp through its wholly-owned subsidiary Michigan Southern Railroad Company signed a two year lease with the Michigan Southern Railroad Co. Inc., Morris Leasing, Inc., and Gordon D. Morris to operate certain railroad related assets. The lease called for a fixed monthly payment for the equipment assets leased and a per car charge for railroad usage. The lease contained an exclusive option to purchase the stock of the Michigan Southern Railroad Company, Inc. and the railroad assets of Morris Leasing, Inc., and this option was exercised on January 6, 1999, when the Company's wholly-owned subsidiary Michigan Southern Railroad Company (MSO) purchased all of the stock of the Michigan Southern Railroad Co., Inc. (MSRR) from Gordon D. Morris. The railroad is comprised of three separate, non-contiguous lines. The Michigan Southern Railroad Company line (MSO) is located in southern Michigan and currently operates 15 miles of track. On
February 1, 2001, the Company separated 1.1 miles of track located in Kendallville, Indiana from its Michigan Southern Railroad Company subsidiary and operates this trackage as a wholly owned subsidiary of Pioneer Railcorp under the name Kendallville Terminal Railway Co. (KTR). On May 1, 2001, the Company separated 10 miles of track located in the Indiana counties of Elkhart and St. Joseph, Indiana from its Michigan Southern Railroad Company subsidiary and operates as a wholly-owned subsidiary of Pioneer Railcorp under the name Elkhart & Western Railroad Co. (EWR). These actions were taken to simplify interchange with the Norfolk Southern, the connecting carrier to all lines. The MSO's principal commodities are scrap, scrap paper, pulpboard, lumber and soybean oils.

Pioneer Industrial Railway Co. - On February 18, 1998, Pioneer Railcorp through its wholly-owned subsidiary Pioneer Industrial Railway Co., began operating approximately 8.5 miles of railroad in Peoria County, Illinois when the Peoria & Pekin Union Railway Co. (PPU) assigned its lease with the owner, the Peoria, Peoria Heights & Western Railroad (PPHW) to Pioneer Railcorp. PPHW is owned by the City of Peoria, Illinois and the village of Peoria Heights, Illinois. The railroad's principal commodities are steel, and lumber.

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

Pioneer Resources, Inc. (PRI) was formed on December 30, 1993 to manage real estate and auxiliary resources for Company subsidiaries. In addition, effective January 1, 2004, it began performing plant switching activities at a limestone mine in Oklahoma.

Railroad Equipment Leasing
--------------------------

Pioneer Railroad Equipment Co., Ltd. (PREL), formed on April 1, 1990, leases equipment to the Company's subsidiary railroads and also leases railcars and locomotives to unaffiliated third parties. PREL also earns income from non-company railroads on its fleet of 1,264 railcars (as of December 31, 2004) when they carry freight on non-company railroads.


Corporate Support Operations
----------------------------

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

Employees
---------

On December 31, 2004, the Company had 119 employees, which consisted of 98 operating personnel, 18 support staff and 3 executive officers.

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

A description of the Company's railroad properties as of December 31, 2004 by subsidiary follows:

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

E.) Decatur Junction Railway Co. (DT): The DT leases from Top Flight Grain Co-Operative a segment of track, approximately thirteen (13) miles in length, that runs from Green's Switch (Decatur, Illinois) to Cisco, Illinois. The DT also leases a segment of track from Central Illinois Shippers, Incorporated (CIS) approximately seventeen (17) miles in length, which runs from Elwin to Assumption, Illinois. The two lines are connected via trackage rights on the Canadian National Railway Company (approximately eight miles) through Decatur, Illinois. The Top Flight Grain Co-operative lease expires in December 2016 and the CIS lease expires in December 2006. Both leases require the Company to perform normal track maintenance and pay a nominal per car charge on traffic in excess of 1,000 carloads per year. The DT's track is considered to be in good condition.

F.) Vandalia Railroad Company (VRRC): The VRRC is approximately 3.5 miles of operating railroad located in Vandalia, Illinois. The VRRC has a lease with the City of Vandalia for the 3.5 miles of railway. This lease is renewable for ten-year periods beginning in September 2013 and the annual lease payments equal $10 per loaded rail car handled in interchange. The Company considers the track to be in good condition.

G.) West Michigan Railroad Co. (WMI): The WMI is approximately 15 miles of operating railroad running from Hartford to Paw Paw, Michigan. The track is considered to be in good condition.

H.) Keokuk Junction Railway Co. (KJRY): The KJRY operates a common carrier railroad line within the City of Keokuk, Iowa, approximately 38 miles from Keokuk to LaHarpe, Illinois, a branch line from Hamilton to Warsaw, Illinois, 12 miles of track from LaHarpe to Lomax, Illinois and has trackage rights of 15.5 miles over the BNSF from Lomax, IL to Ft. Madison, IA. The assets and subsidiary stock are pledged in various financing agreements. The track is considered to be in good condition.

     The Company's feeder line application on file with the Surface Transportation Board (STB) to acquire the assets of the west end of the Toledo Peoria and Western Railway (TPW) was granted on October 28, 2004. The Company completed the acquisition on February 11, 2005 which added 76 miles from LaHarpe to Peoria, Illinois.

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

There were no matters submitted to security holders for vote in the fourth quarter 2004.

PART II

Item 5. Market for Company's Common Equity and Related Stockholder Matters.

The Company's common stock traded on the Nasdaq SmallCap Market tier of the Nasdaq Stock Market under the symbol "PRRR" and the Chicago Stock Exchange under the trading symbol "PRR". The quarterly high and low sales price of the Company's common stock as reported on the Nasdaq for the periods below are as follows:

       1 Qtr    2 Qtr    3 Qtr    4 Qtr    1 Qtr     2 Qtr    3 Qtr    4 Qtr
       2003     2003     2003     2003     2004      2004     2004     2004
       ---------------------------------------------------------------------

High   $1.50    $1.78    $2.54    $2.24    $3.06     $2.60    $2.65    $3.00
Low    $1.01    $1.30    $1.65    $1.84    $1.78     $2.20    $2.10    $2.62

As of December 31, 2004, the Company had approximately 1,680 common stockholders of record, including brokers who hold stock for others. A cash dividend of $.05 per common share was paid to stockholders of record as of April 30, 2004. The total dividend was $224,848 and was paid on August 23, 2004. A dividend $.05 per common share totaling $224,534 was paid in 2003.

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

Provisions are made for estimated uncollectible accounts receivable. An account receivable is considered to be past due if any portion of the receivable balance is outstanding for more than 90 days. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer's financial condition, credit history, and current economic conditions. Accounts receivables are written off when deemed uncollectible. Recoveries of account receivable previously written off are recorded when received. To date, losses on accounts receivable have been minimal in relation to the volume of sales and have been within management's expectations.

Deferred taxes are recognized based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized based on projected future taxable income, a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, and the expected timing of the reversals of existing temporary differences. If we are unable to generate sufficient future taxable income to utilize deferred tax assets, we would be required to establish a valuation allowance against a portion of our deferred tax assets, resulting in an increase in our future effective tax rate with a coinciding adverse impact on earnings. To date the Company has not had to record a valuation allowance for deferred tax assets previously recognized on its balance sheet, nor does it expect to record such an allowance through at least December 31, 2005.

Net property, plant and equipment comprised 79% of our total assets as of December 31, 2004. These assets are stated at cost, less accumulated depreciation. We use the straight-line method of depreciation over estimated lives generally applicable to the railroad industry. Expenditures that increase asset values or extend useful lives are capitalized. Repair and maintenance expenditures are charged to operating expense when the work is performed. We periodically review the carrying value of our long-lived assets for impairment. This review is based upon our projections of anticipated future cash flows. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company would recognize an impairment loss measured by the amount by which the carrying value of the asset exceeds the fair value of the asset. The estimate of fair value shall be based on the best information available in the circumstances. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect our evaluations. No impairment has been recorded on fixed assets during the fiscal year ended December 31, 2004.

For a complete description of our significant accounting policies, see Note 1 to our Consolidated Financial Statements.

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

The Company's railroad operating segment had revenue earned from a major customer, Roquette America, Inc., of approximately $3,913,000 in 2004 and $3,929,000 in 2003. A future loss of revenue from this customer could have a materially adverse effect on the Company's results of operations and financial condition.


Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
---------------------------------------------------------------------

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

The equipment leasing operations generate revenue from carhire revenue (charges non-affiliated railroads pay the Company for using its railcars) and revenue from locomotive leases to unaffiliated entities. The Company's railcars have a limited useful life, generally 40 to 50 years from the year they were built. In future years, as the Company's railcars reach their useful life limit, the Company will need to replace the railcars to maintain its current carhire revenue levels. Any significant purchase of railcars will require long term debt financing. When the Company's railcars reach the end of their useful life, the Company could still use some of the railcars on its own railroads for captive grain loads or generate income from the scrap value of the railcars, which is currently about $4,500 per car.


Below is a chart illustrating the life expectancy of the Company's railcar fleet as of December 31, 2004:

 Expiration Year   Box   Cov Hop   Gond   Flat   Hopper     Total    % of Fleet
 ------------------------------------------------------------------------------
     2005          14      57        3     38       1         113      8.94%
     2006          72     137        6                        215     17.01%
     2007           2      99                       2         103      8.15%
     2008          21       5        5              2          33      2.61%
     2009          38     154        5                        197     15.59%
     2010           9       6        4                         19      1.50%
     2011          88      50                       1         139     11.00%
     2012         162      17        4              2         185     14.63%
     2013          94      88       55     19       4         260     20.57%
                  ----------------------------------------------------------
                  500     613       82     57      12        1264    100.00%
                  ==========================================================

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

The Company seeks to encourage development on or near, and utilization of, the real estate right of way of its operating railroads by potential shippers as a source of additional revenue and also generates revenue by granting to various entities, such as utilities, pipeline and communications companies and non-industrial tenants, the right to occupy its railroad right of way and other real estate property.

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

Transportation expense (TRAN) includes expenses related to train movement operations; including payroll, locomotive fuel and supplies expense, repair expenses to Company owned locomotives, car hire expense (the cost for utilizing non-affiliated railcars), derailment expense, lading and damage claims, switching services purchased, and joint facility expenses with other carriers.


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

Financial Results discussion:

The Company's net income in 2004 was $1,440,000 an increase of $15,000 or 1% compared to $1,425,000 net income in 2003. Revenue increased in 2004 by $780,000 or 5%, to $16,775,000 from $15,995,000 in 2003. Operating expense increased in 2004 by $712,000 or 5%, to $13,727,000 from $13,015,000 in 2003. Operating income increased in 2004 by $68,000 to $3,048,000 from $2,980,000 in 2003.

Revenue  increased in 2004 by $780,000 or 5% to $16,775,000  from $15,995,000 in the prior year. The railroad operations generated total revenue of $14,042,000 in 2004, an increase of $1,113,000 (9%) compared to revenue of $12,929,000 in 2003. The railroad operations increased revenue from increased switching revenue of $770,000 primarily related to increased per car revenue, and also increased demurrage revenue of $753,000, primarily from updating rates and terms to be more equitable to the Company's railroads. As the economy continues to improve, the Company's railroad operations have experienced a decrease in revenue from the storage of railcars for non-affiliated companies as such companies find utilization for their railcars in an improving economy. In 2004 revenue from car storage decreased $204,000 to $380,000 compared to $584,000 in 2003. The railroad operations also had a $286,000 decrease in contract service revenue as a result of a decrease in track projects on behalf of state governments and customers. The equipment leasing operations generated total revenue of $2,718,000 in 2004, a decrease of $327,000 (11%) compared to $3,045,000 in 2003.
In 2004 revenue from the equipment leasing operations included carhire revenue of $1,979,000, a decrease of $408,000 (17%) from $2,387,000 in 2003, and unaffiliated lease income of $724,000, an increase of $92,000 (15%) from $632,000 in 2003. The decrease in carhire revenue in 2004 primarily relates to the underutilization of the Company's covered hopper fleet. The Company entered into 84 new covered hopper leases in the third quarter 2004 and 17 new covered hopper leases in the fourth quarter 2004. The lease terms are expected to be for two years at an average monthly rate of $320 per car. Corporate services did not have significant revenues in either 2004 or 2003.


Operating expenses increased in 2004 by $712,000 or 5%, to $13,727,000 from $13,015,000 in 2003. The increase in operating expenses was affected by a gain on sale of property & equipment of $387,000 in 2004 compared to a loss on sale of property & equipment of $74,000 in 2003. Excluding this gain and loss on property & equipment, operating expenses increased $1,173,000 or 9%. The majority of this increase in operating expenses resulted from increased transportation expenses of $651,000 and increased administrative expenses of $259,000 in 2004. The $651,000 of increased transportation expense was primarily from the railroad operations, which had a $458,000 increase resulting primarily from an increase in payroll costs attributable to a higher number of operating personnel in 2004 compared to 2003, increased carhire and increased fuel costs. The railroad operations also had an increase in maintenance of way expense of $110,000, primarily resulting from increased track maintenance. The railroad operations generated total operating expenses of $8,383,000 in 2004, an $804,000 increase (11%) from $7,579,000 in 2003. The equipment leasing operations generated operating expenses of $1,565,000 in 2004, a $477,000 decrease (23%) from $2,042,000 in 2003. The primary decrease in operating expenses by the equipment leasing operations relates to a gain on sale of property & equipment of $386,000 which occurred in the third quarter 2004. The increased administrative expenses of $259,000 was primarily from corporate support services relating to the Company's actions to "go private" as detailed in the Company's Form 8-K and 8-K/A filed September 21, 2004 and September 23, 2004 respectively as well as a preliminary proxy statement filed with the SEC on November 9, 2004. Corporate support services generated operating expense of $3,779,000 in 2004 a $385,000 increase (11%) from $3,394,000 in 2003. The "going private" transaction is more fully described later in this document.

Operating income increased in 2004 by $68,000 or 2%, to $3,048,000 from $2,980,000 in 2003. The railroad operations generated operating income of $5,659,000 in 2004, a $309,000 increase (6%) from $5,350,000 in 2003. The equipment leasing operations generated operating income of $1,153,000 in 2004, a $150,000 increase (15%) from $1,003,000 in 2003. Corporate support services reduced operating income $3,764,000 in 2004, compared to reduced operating income in 2003 of $3,373,000. This represents a $391,000 decrease in 2004 operating income (12%) compared to 2003.


2004 Operations by Business Segment
-----------------------------------

                                               Railroad          Equipment         Corporate
                                              Operations          Leasing          Services          Total
                                             ----------------------------------------------------------------
Revenue                                       $14,042,000       $ 2,718,000       $    15,000     $16,775,000

Expenses:
Mow                                             1,283,000                 0            62,000       1,345,000
Moe                                              $907,000           427,000           362,000       1,696,000
Tran                                            3,698,000           173,000           212,000       4,083,000
Admin                                           1,642,000            64,000         3,092,000       4,798,000
Dep/Amort                                        $853,000         1,287,000            52,000       2,192,000
(Gain)/Loss Sale of P&E                                 0          (386,000)           (1,000)       (387,000)
                                             ----------------------------------------------------------------
Operating Expense                             $ 8,383,000       $ 1,565,000       $ 3,779,000     $13,727,000

Operating Income                              $ 5,659,000       $ 1,153,000      ($ 3,764,000)    $ 3,048,000


2003 Operations by Business Segment
-----------------------------------


                                               Railroad          Equipment         Corporate
                                              Operations          Leasing          Services          Total
                                             ----------------------------------------------------------------
Revenue                                       $12,929,000       $ 3,045,000       $    21,000     $15,995,000

Expenses:
Mow                                             1,173,000                 0            78,000       1,251,000
Moe                                               761,000           486,000           273,000       1,520,000
Tran                                            3,240,000           141,000            51,000       3,432,000
Admin                                           1,552,000            61,000         2,926,000       4,539,000
Dep/Amort                                         842,000         1,292,000            65,000       2,199,000
(Gain)/Loss Sale of P&E                            11,000            62,000             1,000          74,000
                                            -----------------------------------------------------------------
Operating Expense                             $ 7,579,000       $ 2,042,000       $ 3,394,000     $13,015,000

Operating Income                              $ 5,350,000       $ 1,003,000      ($ 3,373,000)    $ 2,980,000

2004-2003 Variances by Business Segment
---------------------------------------
Increase (decrease)

                                               Railroad          Equipment          Corporate
                                              Operations          Leasing           Services         Total
                                            ------------------------------------------------------------------
Revenue                                       $ 1,113,000       $  (327,000)      $    (6,000)    $   780,000

Expenses:
Mow                                               110,000                 0          ( 16,000)          94,000
Moe                                               146,000           (59,000)           89,000          176,000
Tran                                              458,000            32,000           161,000          651,000
Admin                                              90,000             3,000           166,000          259,000
Dep/Amort                                          11,000            (5,000)          (13,000)          (7,000)
(Gain)/Loss Sale of P&E                          ( 11,000)         (448,000)           (2,000)        (461,000)
                                            ------------------------------------------------------------------
Operating Expense                             $   804,000       $  (477,000)      $   385,000     $    712,000

Operating Income                              $   309,000       $   150,000      ($   391,000)    $     68,000

Other Income and Expense Income Statement Line Item Discussions:

Interest expense decreased $179,000 (19%) in 2004 to $750,000 compared to $929,000 in 2003. This decrease is the result of the Company having paid down long-term debt pursuant to scheduled repayment terms.

In 2004, $29,000 of non-operating expense was recorded by the Company, primarily related to the write off a $51,000 account receivable recorded from a previous railroad acquisition which has proven to be uncollectible. In 2004, $334,000 of lease income was earned by the Company, primarily from lease income generated by the Company's railroad operations from the granting of easements and leases for the use of railroad right of way property. Lease income earned in 2003 was $309,000. No other significant items of non-operating income or expense were applicable to either 2004 or 2003.

Impact of New Accounting Pronouncements:

In January 2003, the FASB issued FASB Interpretation No. 46, or FIN 46, Consolidation of Variable Interest Entities, and later in 2003 issued its amendment FIN 46R, which addresses consolidation by business enterprises of variable interest entities ("VIE") either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. FIN 46 is effective immediately for all VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied effective in the annual period beginning after December 15, 2004. The Company does not anticipate the adoption of this Interpretation will have a material impact on its financial position or results of operations. However, changes in the Company's business relationships with various entities could occur which may impact its financial statements under the requirements of FIN 46R.

In May 2003, FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". Statement No. 150 requires that certain freestanding financial instruments be reported as liabilities in the balance sheet. Depending on the type of financial instrument, it will be accounted for at either fair value or the present value of future cash flows determined at each balance sheet date with the change in that value reported as interest expense in the statement of income. Prior to the application of Statement No. 150, either those financial instruments were not required to be recognized, or if recognized, were reported in the balance sheet as equity with changes in the value of those instruments normally not recognized in net income. The FASB has indefinitely delayed the effective date of statement No. 150. The Company believes the adoption of FASB No. 150 will not have a material impact on the Company's financial position or results of operations.

FASB Statement No. 153, Exchange of Nonmonetary Assets, was issued in December 2004. This Statement addresses the measurement of exchanges of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for periods beginning after June 15, 2005. The Company does not expect the application of Statement No.153 to have a material effect on the accompanying financial statements.

In December 2004, the Financial Accounting Standards Board ("FASB") published FASB Statement No. 123 (revised 2004), "Share-Based Payment" ("FAS 123(R)" or the "Statement"). FAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. FAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. FAS 123(R) is a replacement of FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretive guidance (APB 25).

The effect of the Statement will be to require entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award. FAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement.

The Company will be required to apply FAS 123(R) as of the beginning of its first interim period that begins after December 15, 2005, which will be the year ending December 31, 2006.

FAS 123(R) allows two methods for determining the effects of the transition: the modified prospective transition method and the modified retrospective method of transition. Under the modified prospective transition method, an entity would use the fair value based accounting method for all employee awards granted, modified, or settled after the effective date. As of the effective date, compensation cost related to the nonvested portion of awards outstanding as of that date would be based on the grant-date fair value of those awards as calculated under the original provisions of Statement No. 123; that is, an entity would not remeasure the grant-date fair value estimate of the unvested portion of awards granted prior to the effective date. An entity will have the further option to either apply the Statement to only the quarters in the period of adoption and subsequent periods, or apply the Statement to all quarters in the fiscal year of adoption. Under the modified retrospective method of transition, an entity would revise its previously issued financial statements to recognize employee compensation cost for prior periods presented in accordance with the original provisions of Statement No. 123.


The Company has not yet completed its study of the transition methods or made any decisions about how it will adopt FAS 123(R). The impact of this Statement on the Company in fiscal 2006 and beyond will depend upon various factors, among them being our future compensation strategy including whether or not additional stock options will be awarded in the future.

Liquidity and Capital Resources:

The Company primarily uses cash generated from operations to fund working capital needs and relies on long-term financing for the purchase of railcars, new operating subsidiaries, and other significant capital expenditures. At December 31, 2004 the Company had a working capital facility totaling $1,100,000 which was available for use at the end of 2004.

Long-term equipment financing has historically been readily available to the Company for its railcar acquisition program. The Company believes it will be able to continue to obtain long-term equipment financing should the need arise. The Company's plans for new debt in the foreseeable future is contingent upon new railroad acquisitions, increased needs and/or opportunities for railcar and locomotive acquisitions, and other financing needs.

On October 28, 2004 the Company's feeder line application on file with the Surface Transportation Board (STB) to acquire the assets of the west end of the Toledo Peoria and Western Railway (TPW) was granted. The Company completed the acquisition on February 11, 2005 at the STB determined purchase price of $4,165,742. This acquisition will be accounted for using the purchase method of accounting. This acquisition was financed with proceeds from a National City Bank credit facility of up to $16 million. National City Bank granted the Company the $16 million credit facility on January 19, 2005, the proceeds of which will be utilized (1) to finance the aforementioned TPW acquisition, (2) to refinance approximately $7 million of outstanding debt with National City Bank and (3) to finance the Company's proposed $5 million going private transaction expected to occur in 2005, which is more fully described below. The $16 million credit facility provides for interest at the LIBOR interest rate plus a spread ranging from 200 basis points to 275 basis points depending upon the Company's ratio of debt to earnings before interest, taxes, depreciation and amortization expense (EBITDA). The debt is to be amortized over seven years with a five-year balloon payment. The debt is collateralized by a security interest in all of the assets of each of Pioneer Railcorp's subsidiary railways, a pledge of the stock of each such company, and a guaranty from each of the Company's subsidiaries. On February 16, 2005, the Company entered into an interest rate swap agreement with National City Bank in conjunction with the $16 million credit facility. The swap agreement exchanges the variable LIBOR interest rate for a fixed interest rate of 4.30% until maturity of the note on May 1, 2010, resulting in a current effective interest rate of 7.05% (4.30% fixed rate plus 275 basis point performance-based spread).


In addition to the $16 million credit facility, the Company secured a $2 million line-of-credit from National City Bank on January 19, 2005, to replace it's existing $1.1 million line-of-credit. The line-of-credit bears interest at the Bank's prime rate with interest payments due monthly through January 2007. The line-of-credit matures on January 19, 2007, at which time all outstanding borrowings would be due. The line-of-credit is collateralized in the same manner as the $16 million credit facility.

On September 20, 2004, the Company's Board of Directors unanimously approved a going private transaction designed to repurchase outstanding shares of the Company's Class A common stock (common stock). This propsed transaction will effectively reduce the number of shareholders to less than 300, thereby terminating the need for continued registration of the Company's stock with the Securities and Exchange Commission (SEC) and thus privatizing ownership of the Company. Each shareholder of less than 2,000 shares would receive an independently determined fair market value of $2.85 per share for each outstanding share of common stock that the Company would acquire under the proposed transaction. It is expected the number of shareholders will be reduced from approximately 1,680 to approximately 150 as a result of the proposed transaction. Furthermore, all warrant holders on the date of the transaction would receive $.85 per warrant, said amount being determined as the $2.85 fair market value less the warrant exercise price of $2.00. Shareholders owning 2,000 or more shares will continue to own their shares.

The proposed transaction is subject to SEC and shareholder approval, and if completed, would allow the Company to terminate the registration of its common stock with the SEC and would result in discontinuation of trading of the Company's common stock on the NASDAQ SmallCap Market and the Chicago Stock Exchange. The Board of Directors believes the costs of being a publicly traded company are no longer justified by the benefits.

Costs associated with this proposed transaction are approximately $5 million and would be funded with $5 million of proceeds from the $16 million National City Bank credit facility.

The following table summarizes the Company's future commitments and contractual obligations (amount in thousands) related to its notes payable, long-term debt and noncancellable operating leases as of December 31, 2004:

Commitments & Contractual                   Years ending December 31
Obligations                      2005        2006   2007    2008    2009  Thereafter    Total
----------------------------     ------------------------------------------------------------
Notes payable                    $  146    $   -   $   -  $   -    $    -   $   -      $  146
Long-term debt                    1,478     1,572  1,259   1,360    1,095    2,794      9,558
Noncancellable
operating leases                     31        31     31      28       17       26        164


On July 1, 1995, the Company's stock split and warrant issuance became payable to shareholders. The 2 for 1 stock split increased the number of shares issued and outstanding from 2,099,142 to 4,198,284. At the same time shareholders became entitled to purchase an additional 4,198,284 shares through stock warrants issued by the Company as dividends. One warrant was issued for each share of common stock held after the split, entitling the holder to purchase 1 share of common stock for $2.00 per share. The shares purchased through the exercise of the warrants must be held for 1 year from date of purchase. As of December 31, 2004, a total of 90,964 warrants originally issued had been exercised to date, and the Company realized $181,928 on the issuance of the warrants. 4,107,320 warrants are outstanding as of December 31, 2004.

On June 26, 1996, the Company's shareholders approved a stock option plan permitting the issuance of 407,000 shares of common stock. Options granted under the plan are incentive based except for the options granted to the CEO whose options are non-qualified. The options became fully vested and exercisable as of July 1, 2001. The options are exercisable at $2.75, based upon the trading price on the date of the grant, in whole or in part within 10 years from the date of grant. As of December 31, 2004, a total of 150,000 options are outstanding under this plan.

In 1999, Pioneer Railcorp's Board of Directors authorized and approved the repurchase of up to one million shares (1,000,000) of the Company's common stock. As of December 31, 2004, a total of 137,665 shares had been repurchased at a cost of $208,585.

The Company generally anticipates that the outcomes involving current legal proceedings will not materially affect the Company's consolidated financial position or results of operation.

The Company believes its cash flow from operations and its available working capital credit line will be more than sufficient to meet liquidity needs through at least December 31, 2005.

Balance Sheet and Cash Flow Items:

The Company generated net cash from operating activities of $3,690,000 in 2004 compared to $3,364,000 net cash generated from operating activities in 2003. Net cash from operating activities in 2004 was provided by $1,440,000 of net income, $2,192,000 of depreciation and amortization, an increase in deferred income taxes of $317,000, a decrease in accounts receivable of $192,000, an increase in accrued liabilities of $132,000, and $80,000 from changes in various other operating assets and liabilities. Net cash was used in operating activities during the year ended December 31, 2004 from a decrease in accounts payable of $74,000, an increase in income tax refunds of $41,000, a decrease in deferred revenue of $86,000, a gain on sale of property and equipment of $387,000 and $75,000 from changes in various other operating assets and liabilities.


The 2004 decrease in accounts receivable is primarily related to the collections of increased revenue from railroad operations billed in the 4th quarter 2003 and collected subsequently in 2004, a decrease in accrued accounts receivable related to car hire revenue from the Equipment leasing operations as a result of a decrease in utilization of the railcar fleet in 2004, and a $250,000 net change in receivables collected for state funded crossing projects. In addition, accounts payable had approximately a $250,000 decrease also relating to the state funded crossing projects whereby cash was received from the state and paid to a contractor. Excluding the change in accounts payable related to state projects, accounts payable increased approximately $176,000. This increase in accounts payable, as well as the remaining change in accounts receivable relates primarily to freight receivables. As previously discussed, several railroads are usually involved in the process of delivering freight. The Company collects the total revenue for all railroads involved in the delivery of freight in a majority of its shipments. The Company records its share of the revenue and records the amount due the other railroads as a current payable. The amounts payable to other railroads are settled monthly. Depending on the mix of freight handled by the Company, there could be significant variances in accounts receivable and accounts payable in comparable periods. Under normal operating conditions, these changes do not have a material impact on liquidity or the Company's ability to meet its cash requirements. The increase in accrued liabilities in 2004 primarily resulted from increased unearned lease income billed in 2004 when compared to 2003.

Cash flow used for investing activities primarily relates to the Company purchasing and capitalizing approximately $1,462,000 of fixed assets and capital improvements in 2004 offset by $848,000 of proceeds from the sale of property and equipment. Included in the 2004 capital additions is the purchase of a used locomotive for $31,000 and $975,000 of track structure additions and improvements. In addition, the Company capitalized $227,000 of leasehold track improvements. Other capital expenditures in 2004 include approximately $125,000 for railcar and locomotive betterments, $33,000 for four vehicles, $17,000 for bridge upgrades, and $54,000 of various equipment items. All of the capital expenditures were funded with working capital.

Cash flow from financing activities primarily relates to the borrowing and repayment of debt and certain treasury stock, stock warrant and dividend transactions which are summarized on the statement of cash flows. New short-term borrowings of $290,000 in 2004 relate to the financing of the Company's liability insurance premium which has an outstanding balance of approximately $146,000 at December 31, 2004.

The Company anticipates additional cash requirements approximating $200,000 in 2005 as a result of the reversal of deferred taxes.

Item 7.  Financial Statements

McGladrey & Pullen
Certified Public Accountants


Report of Independent Registered Public Accounting Firm


To the Board of Directors
Pioneer Railcorp
Peoria, Illinois

We have audited the accompanying consolidated balance sheets of Pioneer Railcorp and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pioneer Railcorp and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



/s/McGladrey & Pullen, LLP



Peoria, Illinois
February 21, 2005





McGladrey & Pullen, LLP is a member firm of RSM International - an affiliation of separate and independent legal entities.

Pioneer Railcorp and Subsidiaries

Consolidated Balance Sheets
December 31, 2004 and 2003

                                                                   2004           2003
-------------------------------------------------------------------------------------------
ASSETS
Current Assets
  Cash .....................................................   $    958,023    $  1,199,016
  Accounts receivable, less allowance for doubtful accounts
    2004 $109,367; 2003 $38,659 ............................      3,732,363       3,924,194
  Inventories ..............................................        369,551         352,708
  Prepaid expenses .........................................        298,539         274,458
  Income tax refund claims .................................        242,000         201,000
                                                               ----------------------------
        Total current assets ...............................      5,600,476       5,951,376

Investments, cash value of life insurance ..................        279,809         246,668

Property and equipment, net ................................     25,309,045      26,495,649

Other assets ...............................................          4,563          10,777

Goodwill ...................................................      1,017,430       1,017,430
                                                               ----------------------------
                                                               $ 32,211,323    $ 33,721,900
                                                               ============================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current maturities of long-term debt .....................   $  1,478,198    $  2,954,637
  Notes payable ............................................        146,258         146,080
  Accounts payable .........................................      2,469,234       2,543,568
  Accrued expenses .........................................        968,139         836,332
  Deferred income taxes ....................................         46,000          62,000
                                                               ----------------------------
        Total current liabilities ..........................      5,107,829       6,542,617
                                                               ----------------------------

Long-term debt, net of current maturities ..................      8,080,054       9,638,122
                                                               ----------------------------

Deferred revenue ...........................................      1,701,755       1,788,017
                                                               ----------------------------

Deferred income taxes ......................................      6,396,000       6,063,000
                                                               ----------------------------

Minority interest in subsidiaries ..........................        736,000         737,000
                                                               ----------------------------

Commitments and Contingencies (Note 11)

Stockholders' Equity
  Common stock, Class A (voting), par value $.001 per share, authorized 20,000,000 shares, issued 2004 4,634,917;
    2003 4,615,717 shares ..................................          4,634           4,615
    In treasury 2004 137,665 shares; 2003 130,615 shares ...           (137)           (130)
                                                               ----------------------------
    Outstanding 2004 4,497,252; 2003 4,485,102 .............          4,497           4,485
  Common stock, Class B (nonvoting), no par value,
    authorized 20,000,000 shares ...........................             --              --
  Additional paid-in capital ...............................      2,054,219       2,015,838
  Retained earnings ........................................      8,130,969       6,932,821
                                                               ----------------------------
                                                                 10,189,685       8,953,144
                                                               ----------------------------

                                                               $ 32,211,323    $ 33,721,900
                                                               ============================

See Notes to Consolidated Financial Statements.

Pioneer Railcorp and Subsidiaries

Consolidated Statements of Income
Years Ended December 31, 2004 and 2003

                                                           2004            2003
-----------------------------------------------------------------------------------
Railway operating revenue ..........................   $ 16,775,390    $ 15,994,621
                                                       ----------------------------

Operating expenses
  Maintenance of way and structures ................      1,344,865       1,251,112
  Maintenance of equipment .........................      1,695,778       1,519,396
  Transportation ...................................      4,083,258       3,431,951
  General and administrative .......................      4,798,034       4,539,075
  (Gain) loss on sale of property and equipment ....       (387,040)         74,285
  Depreciation .....................................      2,188,159       2,194,907
  Amortization .....................................          4,000           4,000
                                                       ----------------------------
                                                         13,727,054      13,014,726
                                                       ----------------------------

        Operating income ...........................      3,048,336       2,979,895
                                                       ----------------------------

Other income (expenses)
  Lease income .....................................        334,270         308,728
  Interest expense .................................       (750,011)       (929,451)
  Interest income ..................................          1,910           3,664
  Other, net .......................................        (29,316)         13,200
                                                       ----------------------------
                                                           (443,147)       (603,859)
                                                       ----------------------------

        Income before provision for income taxes
        and minority interest in preferred stock
        dividends of consolidated subsidiaries .....      2,605,189       2,376,036

Provision for income taxes .........................      1,087,347         872,063
                                                       ----------------------------

        Income before minority interest in preferred
        stock dividends of consolidated subsidiaries      1,517,842       1,503,973

Minority interest in preferred stock dividends of
  consolidated subsidiaries ........................         77,880          78,705
                                                       ----------------------------

        Net income .................................   $  1,439,962    $  1,425,268
                                                       ============================

Basic earnings per common share ....................   $       0.32    $       0.32
                                                       ============================
Diluted earnings per common share ..................   $       0.29    $       0.32
                                                       ============================

See Notes to Consolidated Financial Statements.

Pioneer Railcorp and Subsidiaries

Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2004 and 2003

                                           Common Stock
                                      ------------------------
                                         Class A (Voting)         Additional
                                      ------------------------      Paid-In      Retained
                                        Shares         Amount       Capital      Earnings
-------------------------------------------------------------------------------------------
Balance at December 31, 2002 ....     4,513,512    $     4,513    $ 2,009,441   $ 5,781,940

  Warrants exercised ............         3,200              3          6,397            --

  Dividends on common stock,
    $.05 per share ..............            --             --             --      (224,534)

  Shares acquired in treasury for
    retirement ..................       (31,610)           (31)            --       (49,853)

  Net income ....................            --             --             --     1,425,268
                                      -----------------------------------------------------

Balance at December 31, 2003 ....     4,485,102          4,485      2,015,838     6,932,821
                                      -----------------------------------------------------

  Warrants exercised ............        19,200             19         38,381            --

  Dividends on common stock,
    $.05 per share ..............            --             --             --      (224,848)

  Shares acquired in treasury for
    retirement ..................        (7,050)            (7)            --       (16,966)

Net income ......................            --             --             --     1,439,962
                                      -----------------------------------------------------

Balance at December 31, 2004 ....     4,497,252    $     4,497    $ 2,054,219   $ 8,130,969
                                      =====================================================

See Notes to Consolidated Financial Statements.

Pioneer Railcorp and Subsidiaries

Consolidated Statements of Cash Flows
Years Ended December 31, 2004 and 2003

                                                                  2004           2003
-----------------------------------------------------------------------------------------
Cash Flows from Operating Activities
  Net income ...............................................   $ 1,439,962    $ 1,425,268
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Minority interest in preferred stock dividends of
      consolidated subsidiaries ............................        77,880         78,705
    Depreciation ...........................................     2,188,159      2,194,907
    Amortization ...........................................         4,000          4,000
    (Increase) in cash value life insurance ................       (33,141)       (32,041)
    (Gain) loss on sale of property and equipment ..........      (387,040)        74,285
    Deferred taxes .........................................       317,000        500,000
    Changes in assets and liabilities:
      (Increase) decrease in assets:
      Accounts receivable ..................................       191,831       (882,621)
      Income tax refund claims .............................       (41,000)       136,419
      Inventories ..........................................       (16,843)       (64,945)
      Prepaid expenses .....................................       (24,081)       (59,852)
     Other assets ..........................................         2,214        147,056
   Increase (decrease) in liabilities:
     Accounts payable ......................................       (74,334)       196,817
     Accrued expenses ......................................       131,807       (114,636)
     Deferred revenue ......................................       (86,262)      (239,794)
                                                               --------------------------
        Net cash provided by operating activities ..........     3,690,152      3,363,568
                                                               --------------------------

Cash Flows from Investing Activities
  Proceeds from sale of property and equipment .............       847,629        109,302
  Purchase of property and equipment .......................    (1,462,144)    (1,080,570)
                                                               --------------------------
        Net cash (used in) investing activities ............      (614,515)      (971,268)
                                                               --------------------------

Cash Flows from Financing Activities
  Proceeds from short-term borrowings ......................       290,000        271,340
  Proceeds from long-term borrowings .......................            --      1,812,082
  Principal payments on short-term borrowings ..............      (289,822)      (217,076)
  Principal payments on long-term borrowings ...............    (3,034,507)    (3,847,368)
  Proceeds from common stock issued upon exercise
    of stock warrants and options ..........................        38,400          6,400
  Common stock dividend payments ...........................      (224,848)      (224,534)
  Preferred stock dividend payments to minority interest ...       (77,880)       (78,705)
  Purchase of common stock for the treasury ................       (16,973)       (49,884)
  Repurchase of minority interest ..........................        (1,000)       (14,000)
                                                               --------------------------
        Net cash (used in) financing activities ............    (3,316,630)    (2,341,745)
                                                               --------------------------

        Net (decrease) increase in cash ....................   $  (240,993)   $    50,555

Cash, beginning of year ....................................     1,199,016      1,148,461
                                                               --------------------------

Cash, end of year ..........................................   $   958,023    $ 1,199,016
                                                               =========================

Supplemental Disclosures of Cash Flow Information
  Cash payments for:
    Interest ...............................................   $   759,378    $   951,264
                                                               ==========================

    Income taxes (net of refunds 2004 $10,316; 2003 $13,709)   $   811,347    $   235,644
                                                               ==========================

See Notes to Consolidated Financial Statements.

Pioneer Railcorp and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


Note 1.  Nature of Business and Significant Accounting Policies

Nature of business: Pioneer Railcorp is the parent company of sixteen short-line common carrier railroad operations, an equipment leasing company, a subsidiary, which owns an airplane, and two service companies. Pioneer Railcorp and its subsidiaries (the Company) operate in the following states: Alabama, Arkansas, Kansas, Illinois, Indiana, Iowa, Michigan, Mississippi, Pennsylvania, and Tennessee.

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

Cash and cash equivalents: For the purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. There are no cash equivalents as of December 31, 2004 and 2003. Periodically throughout the year, the Company has amounts on deposit with financial institutions that exceed the depository insurance limits. The Company has not experienced any loss as a result of those deposits and does not expect any in the future.

Accounts receivable: Accounts receivable are carried at original invoice amount less an estimate for uncollectible accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Provisions are made for estimated uncollectible accounts receivable. Each month, management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer's financial condition, credit history, and current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received.

Accounts receivable are considered to be past due if any portion of the receivable balance is outstanding for more than 90 days. The Company generally does not charge interest on past-due amounts.

Revenue recognition: Railroad shipping revenues are recognized when inbound shipments move onto the Company's tracks, or when outbound shipments move off the Company's tracks, which due to the relatively short length of the hauls, is not materially different from the recognition of revenues as shipments progress. Industrial switching and other service revenues are recognized as such services are provided.

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

The Company reviews applicable assets on a quarterly basis to determine potential impairment by comparing carrying value of underlying assets with the anticipated future cash flows and does not believe that impairment exists as of December 31, 2004 and 2003.

Goodwill: Goodwill is no longer amortized but is subject to impairment tests performed at least annually (the Company performs its impairment test as of December 31 each year).

Deferred revenue: As of December 31, 2002, the Company incurred costs of $1,882,121, related to an ongoing upgrade of the track and roadbed of the Gettysburg & Northern Railroad Company. The upgrade was required in order to service a customer; the customer reimbursed the Company for the $1,882,121 cost of the upgrade. The Company recognized deferred revenue of $1,882,121 and capitalized the same amount for the related track and roadbed upgrade in the capital projects category of property and equipment. Commensurate with the completion of the upgrade in January 2003, the Company began depreciating the capitalized assets on a straight-line basis over their estimated useful lives, with deferred revenue being amortized to income over the same lives. The unamortized balance of deferred revenue related to these upgrades is $1,646,000 and $1,718,000 as of December 31, 2004 and 2003, respectively.

As of December 31, 2004 and 2003, the Company had additional deferred revenue totaling approximately $56,000 and $70,000, respectively, related to advanced payments received from Class I railroads for railroad crossing fees. This deferred revenue is being amortized over five years on a straight-line basis.

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

Had compensation cost for the stock-based compensation plans been determined based on the grant date fair values of awards (the method described in FASB Statement No. 123) there would have been no effect on net income or earnings per share for either the year ended December 31, 2004 or 2003.

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

Reclassifications: Certain amounts in the accompanying financial statements for 2003 have been reclassified, with no effect on net income or stockholders' equity, to be consistent with classifications adopted in 2004.

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

Note 2. Property and Equipment

Property and equipment consist of the following:
                                                           December 31,
                                                 -------------------------------
                                                     2004               2003
                                                 -------------------------------
Land ...................................         $ 3,179,483         $ 3,179,483
Roadbed ................................          14,089,923          13,101,000
Transportation equipment ...............           6,363,417           6,236,501
Railcars ...............................          12,465,315          13,450,948
Buildings ..............................           1,998,084           1,978,888
Machinery and equipment ................           1,742,625           1,669,879
Office equipment .......................             530,837             505,564
Leasehold improvements .................             489,378             261,444
Capital projects .......................             256,997             283,320
                                                 -------------------------------
                                                  41,116,059          40,667,027
Less accumulated depreciation ..........          15,807,014          14,171,378
                                                 -------------------------------
                                                 $25,309,045         $26,495,649
                                                 ===============================

Note 3. Line-of-Credit, Pledged Assets, Notes Payable, and Long-Term Debt

The Company has an unsecured note payable that totaled $146,258 and $146,080 as of December 31, 2004 and 2003, respectively, for the financing of insurance premiums. The note is payable in monthly installments of approximately $25,000, including interest at 5.25%, through June 2005.

The Company has a $1,100,000 line-of-credit with National City Bank, Peoria, Illinois, bearing interest at prime, as published in The Wall Street Journal, plus .5%, collateralized by inventory and accounts receivable. The Company had no outstanding balance under this line-of-credit as of December 31, 2004 and 2003. This line-of-credit was renegotiated subsequent to December 31, 2004, as is more fully described in Note 17.

Long-term debt at December 31, 2004 and 2003, consists of the following:

                                                                                2004         2003
                                                                            -------------------------
Note payable, National City Bank, due in monthly installments of
  $33,012 including interest at 8.15%, final installment due July
  2005, collateralized by locomotives (refinanced in 2005, see Note 17) .   $   910,311   $ 1,218,459
Mortgage payable, National City Bank, due in monthly installments of $26,057 including interest at 8.35%, final installment due
  July 2006, collateralized by railcars (refinanced in 2005, see Note 17)       461,793       723,077
Note payable, National City Bank, due in monthly installments of
  $23,195 including interest at 5.75%, final payment due October
  2007, collateralized by Indiana Southwestern Railway Co. and the Gettysburg & Northern Railroad Co. stock and assets
  (refinanced in 2005, see Note 17) .....................................     1,746,775     1,917,518
Note payable, National City Bank, due in monthly installments of
  $15,855 including interest at 5.70%, final payment due October
  2007, collateralized by Garden City & Western Railway, Inc.
  stock and assets (refinanced in 2005, see Note 17) ....................       940,110     1,071,699
Note payable, National City Bank, due in monthly installments of
  $36,365 including interest at 7.15%, final installment due
  November 2007, collateralized by Keokuk Junction Railway Co. ..........
  stock and assets (refinanced in 2005, see Note 17) ....................     1,774,924     2,070,138
Note payable, National City Bank, due in monthly installments of
  $30,731 including interest at 7.55%, final installment due October
  2007, collateralized by Michigan Southern Railway Company and
  Michigan Southern Railroad Company, Inc. assets (refinanced
  in 2005, see Note 17) .................................................     1,378,160     1,630,829
Mortgage payable, National City Bank, due in monthly installments of $3,584 including interest at 6.25%.  The interest rate is adjustable every five years and is presently based on the Bank's base rate plus 1.5% as of October 31, 2004.  Final installment due June 2008, collateralized by Pioneer Railcorp's corporate
  headquarters building .................................................       314,121       331,524
Note payable, Key Equipment Finance, due in monthly installments of $29,407 including interest at 4.81%, final installment due
  December 2006, collateralized by railcars .............................       644,885       958,515
Note payable, Bank of America Leasing & Capital, due in monthly installments of $10,894 including interest at 4.81%, final
  installment due September 2008, collateralized by locomotives .........       447,790       554,189
Notes payable, Bank of America Leasing & Capital, due in monthly installments of $9,039 and $9,473 including interest at 6.39% and
  5.16%, final installments due July 2007 and September 2007,
  collateralized by locomotives and railcars ............................       548,430       733,283
Note payable, State of Iowa, due in annual installments of $59,707 including interest at 3%, final installment due December 2011,
  collateralized by track material ......................................       371,991       419,125
Noninterest-bearing note payable, State of Mississippi, due in annual installments of $3,792, final installment due February
  2009, collateralized by track structure ...............................        18,962        22,754
Note payable, Bank of America Leasing & Capital, due in monthly installments of $30,375 including interest at 5.9%, final installment
  due December 2004, collateralized by railcars .........................          --         353,175
Note payable, Center Capital Corporation, due in monthly install-
  ments of $47,008 including interest at 6.85%, final installment
  due January 2005, collateralized by railcars, repaid in 2004 ..........          --         587,374
Noninterest-bearing note payable, Main Street, Inc., due in monthly istallments of $100, final installment due December 2004,
  uncollateralized ......................................................          --           1,100
                                                                            -------------------------
                                                                              9,558,252    12,592,759
Less current portion ....................................................     1,478,198     2,954,637
                                                                            -------------------------
                                                                            $ 8,080,054   $ 9,638,122
                                                                            =========================

Aggregate maturities required on long-term debt as of December 31, 2004, subject to the refinancing of certain debt with National City Bank subsequent to December 31, 2004, as is more fully described in Note 17, are due in future years as follows:

Years ending December 31:                                              Amount
--------------------------------------------------------------------------------

2005                                                                 $ 1,478,198
2006                                                                   1,571,655
2007                                                                   1,258,820
2008                                                                   1,360,667
2009                                                                   1,094,853
Thereafter                                                             2,794,059
                                                                      ----------
                                                                      $9,558,252
                                                                      ==========

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

The provision for income taxes charged to operations for the years ended December 31, 2004 and 2003, were as follows:

                                                  2004                    2003
                                               ---------------------------------
Current:
  Federal ........................             $  508,347             $  239,063
  State ..........................                262,000                133,000
                                               ---------------------------------
                                                  770,347                372,063
                                               ---------------------------------

Deferred:
  Federal ........................                288,000                475,000
  State ..........................                 29,000                 25,000
                                               ---------------------------------
                                                  317,000                500,000
                                               ---------------------------------
                                               $1,087,347             $  872,063
                                               =================================

The income tax provision differs from the amount of income tax determined by applying the federal income tax rate to pretax income from operations for the years ended December 31, 2004 and 2003, due to the following:

                                                           2004             2003
                                                          ----------------------

Computed "expected" tax expense ......................     35.0%           35.0%
Increase (decrease) in income taxes resulting from:
  State income taxes, net of federal tax benefit .....      6.3             3.9
  Other ..............................................      0.4            (2.2)
                                                          ----------------------
                                                           41.7%           36.7%
                                                          ======================

Deferred tax assets and liabilities consist of the following components as of December 31, 2004 and 2003:

                                                    2004                2003
                                                -------------------------------
Deferred tax assets:
  AMT credit carryforwards .............        $        --         $   192,000
  State NOL carryforwards ..............             28,000              35,000
  Deferred compensation ................             54,000              52,000
  Other ................................             87,000              65,000
                                                -------------------------------
                                                    169,000             344,000
                                                -------------------------------
Deferred tax liabilities:
  Property and equipment ...............         (6,504,000)         (6,372,000)
  Prepaid expenses .....................           (107,000)            (97,000)
                                                -------------------------------
                                                 (6,611,000)         (6,469,000)
                                                -------------------------------
                                                $(6,442,000)        $(6,125,000)
                                                ===============================


The components giving rise to the deferred tax assets and liabilities described above have been included in the consolidated balance sheets as of December 31, 2004 and 2003, as follows:

                                                       2004             2003
                                                   -----------------------------

Current deferred tax asset (liability) .......     $   (46,000)     $   (62,000)
Net noncurrent deferred tax liability ........      (6,396,000)      (6,063,000)
                                                   -----------------------------
Net deferred tax liability ...................     $(6,442,000)     $(6,125,000)
                                                   =============================

The Company and its subsidiaries had Alternative Minimum Tax (AMT) credit carryforwards of approximately $192,000 at December 31, 2003, which were utilized in the year ended December 31, 2004. The full amount of the credit was used in 2004.

Note 5. Retirement Plan

The Company has a defined contribution 401(k) plan covering substantially all employees. Employees are eligible to participate in the plan upon employment and may elect to contribute, on a tax deferred basis, the lesser of 15% of their salary, or the Internal Revenue Service maximum deferral limit. Company contributions are discretionary and the Company contributed approximately $66,000 and $53,000 for the years ended December 31, 2004 and 2003, respectively. Administrative expenses paid by the Company under the plan were $990 and $485 for the years ended December 31, 2004 and 2003, respectively.

Note 6. Deferred Compensation Agreements

The Company has deferred compensation agreements with two former Keokuk Junction Railway Co. employees. The agreements provide monthly benefits for 15 years beginning with the month immediately following the employees' normal retirement date, as defined in the agreements. The present value of these benefits was accrued, using a discount rate of 7%, by a charge to compensation expense in the year ended December 31, 1999. One employee began receiving benefits in 2001, while the other employee is not scheduled to receive benefits until 2008. The accrual is increased each year by charges to interest expense for the cost of deferring such benefit for the one employee who will not receive benefits until 2008. The liability recorded in accrued expenses on the Company's balance sheet under these agreements totaled $143,000 and $138,000 at December 31, 2004 and 2003, respectively. Interest expense under these agreements totaled $9,800 and $9,500 for the years ended December 31, 2004 and 2003, respectively.

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

Other pertinent information related to the plans is as follows:

                                           2004                       2003
                                    --------------------------------------------------
                                               Weighted-                   Weighted-
                                                Average                     Average
                                                Exercise                    Exercise
                                    Shares       Price         Shares         Price
                                    --------------------------------------------------
Outstanding at beginning of year    150,000   $      2.75      155,000    $       2.75
Forfeited ......................         --            --       (5,000)           2.75
                                    -------                    -------
Outstanding at end of year .....    150,000   $      2.75      150,000    $       2.75
                                    =======                    =======

Exercisable at end of year .....    150,000                    150,000
                                    =======                    =======


A further summary about stock options outstanding as of December 31, 2004, is as follows:

                                                    Options Outstanding                    Options Exercisable
                                                -----------------------------------------------------------------
                                                                Weighted-
                                                                 Average     Weighted                   Weighted
                                                                Remaining     Average                   Average
                                                   Number      Contractual   Exercise      Number       Exercise
Exercise Price                                   Outstanding      Life         Price     Exercisable     Price
-----------------------------------------------------------------------------------------------------------------
$2.75                                              150,000      1.4 years     $ 2.75       150,000       $ 2.75
                                                ==============                          ============

On July 1, 1995, the Company issued 4,198,284 warrants to stockholders of record as a dividend. Each warrant permits stockholders a right to purchase an additional share of stock at a predetermined price of $2 per share. Stock acquired by exercise of each warrant must be held for a one-year period of time. The warrants expire July 1, 2015. There are 4,107,320 and 4,126,520 warrants outstanding as of December 31, 2004 and 2003, respectively.

Note 8. Lease Commitments and Total Rental Expense

The Company has entered into five lease agreements covering certain of its railroad properties. For railroad properties it leases, the Company ordinarily assumes, upon the commencement date, all operating and financial responsibilities, including maintenance, payment of property taxes, and regulatory compliance. Lease payments on three railroad properties are based on a per car basis, $10 on all cars over 1,000 cars per year on each segment. The leases expire between December 2006 and December 2016 and three of these railroads have ten to twenty year renewal options.

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

The total approximate minimum rental commitment as of December 31, 2004, required under noncancelable leases, and excluding executory costs and per car rentals, is due in future years as follows:

Years ending December 31:                                                Amount
--------------------------------------------------------------------------------

2005                                                                    $ 31,000
2006                                                                      31,000
2007                                                                      31,000
2008                                                                      28,000
2009                                                                      17,000
Thereafter                                                                26,000
                                                                       ---------
                                                                       $ 164,000
                                                                       =========

The total rental expense under the leases was approximately $43,000 and $38,000 for the years ended December 31, 2004 and 2003, respectively.

Note 9. Major Customer

Revenue earned from a major railroad segment customer amounted to approximately $3,913,000 and $3,929,000 during the years ended December 31, 2004 and 2003, respectively. Accounts receivable as of December 31, 2004 and 2003, include approximately $534,000 and $717,000, respectively, from this customer.

Note 10. Minority Interest in Subsidiaries

Two of the Company's subsidiaries have preferred stock outstanding as of December 31, 2004 and 2003. This stock is accounted for as minority interest in subsidiaries, and dividends on the stock are accounted for as a current expense.


Following is a summary of the minority interest in subsidiaries as of December 31, 2004 and 2003:

                                                                      2004       2003
                                                                    -------------------
Preferred stock of Alabama Railroad Co. .........................
  Par value - $1,000 per share
  Authorized - 700 shares
  Issued and outstanding - 386 and 387 shares (cumulative 12%
    dividend; callable at Company's option at 150% of face value)
    at December 31, 2004 and 2003, respectively .................   $386,000   $387,000
Preferred stock of Alabama & Florida Railway Co., Inc. ..........
  Par value - $1,000 per share
  Authorized - 500 shares
  Issued and oustanding - 350 shares (cumulative 9%
    dividend; callable at Company's option after June 22, 1995,
    at 150% of face value) at December 31, 2004 and 2003 ........    350,000    350,000
                                                                    -------------------
                                                                    $736,000   $737,000
                                                                    ===================

Note 11. Commitments and Contingencies

Commitments: In December 2001, the Company entered into a five-year extension of an existing executive employment contract with the Company's chief executive officer. The five-year extension provides for a base salary with an annual inflation adjustment based upon the Consumer Price Index. Should the Company acquire or form additional railroads, the base salary will increase $25,000 for the acquisition of railroads of 125 miles or less, and $50,000 for railroads over 125 miles. Should the chief executive officer's employment be terminated, the contract requires a lump sum payment equal to three years of his then current salary. Should the president retire, he is entitled to accept a consulting position with the Company whereby he would be compensated the equivalent of one year's salary for the consulting services rendered, or retire outright with no retirement benefits from the Company.

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


Note 12.      Earnings Per Share

Following is information about the computation of the earnings per share (EPS) data for the years ended December 31, 2004 and 2003:

                                                         For the Year Ended December 31, 2004
                                                        --------------------------------------
                                                          Income        Shares       Per Share
                                                        (Numerator)  (Denominator)     Amount
                                                        --------------------------------------
Basic EPS
Income available to common stockholders .............   $1,439,962     4,493,364      $   0.32
                                                                                      ========
Effect of dilutive securities
Warrants ............................................           --       457,565
                                                        ------------------------
Diluted EPS
Income available to common stockholders
  plus assumed conversions ..........................   $1,439,962     4,950,929      $   0.29
                                                        ======================================

                                                         For the Year Ended December 31, 2003
                                                        --------------------------------------

Basic EPS
Income available to common stockholders .............   $1,425,268     4,494,698      $   0.32
                                                                                      ========
Effect of dilutive securities
None ................................................           --            --
                                                        ------------------------
Diluted EPS
Income available to common stockholders
  plus assumed conversions ..........................   $1,425,268     4,494,698      $   0.32
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

Note 13. Common Stock Repurchase

In 1999, the Company's Board of Directors approved a plan to begin repurchasing up to 1,000,000 shares of the Company's common stock from stockholders. During 2004 and 2003, the Company repurchased 7,050 and 31,610 shares of common stock at an average price of approximately $2.41 and $1.58 per share, respectively, for a cost of $16,973 in 2004 and $49,884 in 2003.

The common stock repurchased is accounted for as treasury stock in the Company's 2004 and 2003 consolidated balance sheets and statements of stockholders' equity. As such, treasury shares held reduce the number of shares of common stock outstanding as of December 31, 2004 and 2003, and the value of the treasury stock reduces stockholders' equity. The excess of the purchase price of the treasury stock over the par value of the stock of $16,966 and $49,853 was charged to retained earnings as of December 31, 2004 and 2003, respectively.

Note 14. Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents:

The carrying amount approximates the fair value because of the short maturity of those instruments.

Notes payable and long-term debt:

The fair value of the notes payable and long-term debt is estimated based on interest rates for the same or similar debt offered to the Company having the same or similar remaining maturities and collateral requirements. The fair value of notes payable and long-term debt approximates the carrying value of the debt as of December 31, 2004, after having given consideration to the debt refinancing which occurred subsequent to year end as is more fully described in
Note 17. At December 31, 2003, the carrying value of the Company's notes payable and long-term debt was $12,738,839, while the present value was estimated to be $12,293,518.


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

Factors management used to identify the reportable segment: Pioneer Railcorp's reportable segments consist of wholly-owned short-line railroad subsidiaries that offer similar services and a railroad equipment subsidiary that leases railcars, locomotives, and other railroad equipment to affiliated and unaffiliated entities. The corporate operations consist of support services provided to the operating segments.

                                                                For Year Ended December 31,
                                                                ----------------------------
                                                                    2004            2003
                                                                ----------------------------
Segment Assets
  Railroad operations .......................................   $ 21,330,736    $ 21,270,560
  Equiment leasing operations ...............................     10,208,540      11,559,448
  Corporate support services ................................        672,047         891,892
                                                                ----------------------------
        Total consolidated segment assets ...................   $ 32,211,323    $ 33,721,900
                                                                ============================
Expenditures for additions to long-lived assets
  Railroad operations .......................................   $  1,214,229    $    333,551
  Equipment leasing operations ..............................        235,513         732,492
  Corporate support services ................................         12,402          14,527
                                                                ----------------------------
        Total expenditures for additions to long-lived assets   $  1,462,144    $  1,080,570
                                                                ============================

Revenues

Revenues from external customers
  Railroad operations .......................................   $ 14,042,006    $ 12,928,600
  Equipment leasing operations ..............................      2,718,348       3,045,271
  Corporate support services ................................         15,036          20,750
                                                                ----------------------------
        Total revenues from external customers ..............   $ 16,775,390    $ 15,994,621
                                                                ============================

                                                               For Year Ended December 31,
                                                                ----------------------------
                                                                    2004            2003
                                                                ----------------------------
Intersegment revenues
  Railroad operations .......................................   $       --      $       --
  Equipment leasing operations ..............................        396,000         397,710
  Corporate support services ................................      6,777,386       6,398,170
                                                                ----------------------------
        Total intersegment revenues .........................   $  7,173,386    $  6,795,880
                                                                ============================

        Total revenue .......................................   $ 23,948,776    $ 22,790,501

Reconciling items
  Intersegment revenues .....................................     (7,173,386)     (6,795,880)
                                                                ----------------------------
        Total consolidated revenues .........................   $ 16,775,390    $ 15,994,621
                                                                ============================

Expenses

Interest expense
  Railroad operations .......................................   $     22,369    $     23,432
  Equipment leasing operations ..............................        270,290         386,235
  Corporate support services ................................        457,352         519,784
                                                                ----------------------------
        Total consolidated interest expense .................   $    750,011    $    929,451
                                                                ============================

Depreciation and amortization expense
  Railroad operations .......................................   $    852,886    $    841,922
  Equipment leasing operations ..............................      1,287,404       1,291,799
  Corporate support services ................................         51,869          65,186
                                                                ----------------------------
        Total consolidated depreciation and
        amortization expense ................................   $  2,192,159    $  2,198,907
                                                                ============================

Segment profit
  Railroad operations ......................................    $  5,660,699    $  5,286,092
  Equipment leasing operations .............................       1,548,890       1,462,640
  Corporate support sevices ................................       3,012,133       3,027,043
                                                                ----------------------------
        Total segment profit ...............................      10,221,722       9,775,775

Reconciling items
  Intersegment revenues ....................................      (7,173,386)     (6,795,880)
  Income taxes .............................................      (1,087,347)       (872,063)
  Minority interest in preferred stock dividends
    of subsidiaries ........................................         (77,880)        (78,705)
  Other income (expense), net ..............................        (443,147)       (603,859)
                                                                ----------------------------
        Total consolidated net income ......................    $  1,439,962    $  1,425,268
                                                                ============================

Note 16. Recently Issued Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, or FIN 46, Consolidation of Variable Interest Entities, and later in 2003 issued its amendment FIN 46R, which addresses consolidation by business enterprises of variable interest entities (VIE) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. FIN 46 is effective immediately for all VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied effective in the annual period beginning after December 15, 2004. The Company does not anticipate the adoption of this Interpretation will have a material impact on its financial position or results of operations. However, changes in the Company's business relationships with various entities could occur which may impact its financial statements under the requirements of FIN 46R.

In May 2003, FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Statement No. 150 requires that certain freestanding financial instruments be reported as liabilities in the balance sheet. Depending on the type of financial instrument, it will be accounted for at either fair value or the present value of future cash flows determined at each balance sheet date with the change in that value reported as interest expense in the statement of income. Prior to the application of Statement No. 150, either those financial instruments were not required to be recognized, or if recognized, were reported in the balance sheet as equity with changes in the value of those instruments normally not recognized in net income. The FASB has indefinitely delayed the effective date of Statement No. 150. The Company believes the adoption of FASB No. 150 will not have a material impact on the Company's financial position or results of operations.

FASB Statement No. 153, Exchange of Nonmonetary Assets, was issued in December 2004. This statement addresses the measurement of exchanges of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for periods beginning after June 15, 2005. The Company does not expect the application of Statement No.153 to have a material effect on the accompanying financial statements.

In December 2004, the Financial Accounting Standards Board (FASB) published FASB Statement No. 123 (revised 2004), Share-Based Payment (FAS 123(R) or the Statement). FAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. FAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. FAS 123(R) is a replacement of FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretive guidance (APB 25).

The effect of the Statement will be to require entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award. FAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement.

The Company will be required to apply FAS 123(R) as of the beginning of its first interim period that begins after December 15, 2005, which will be the year ending December 31, 2006.

FAS 123(R) allows two methods for determining the effects of the transition: the modified prospective transition method and the modified retrospective method of transition. Under the modified prospective transition method, an entity would use the fair value based accounting method for all employee awards granted, modified, or settled after the effective date. As of the effective date, compensation cost related to the nonvested portion of awards outstanding as of that date would be based on the grant-date fair value of those awards as calculated under the original provisions of Statement No. 123; that is, an entity would not remeasure the grant-date fair value estimate of the unvested portion of awards granted prior to the effective date. An entity will have the further option to either apply the Statement to only the quarters in the period of adoption and subsequent periods, or apply the Statement to all quarters in the fiscal year of adoption Under the modified retrospective method of transition, an entity would revise its previously issued financial statements to recognize employee compensation cost for prior periods presented in accordance with the original provisions of Statement No. 123.

The Company has not yet completed its study of the transition methods or made any decisions about how it will adopt FAS 123(R). The impact of this Statement on the Company in fiscal 2006 and beyond will depend upon various factors, among them being our future compensation strategy including whether or not additional stock options will be awarded in the future.

Note 17. Subsequent Events and Proposed Going Private Transaction

The Company's feeder line application on file with the Surface Transportation Board (STB) to acquire the assets of the west end of the Toledo Peoria and Western Railway (TPW) was granted on October 28, 2004. The Company completed the acquisition on February 11, 2005 at the STB determined purchase price of $4,165,742. This acquisition will be accounted for using the purchase method of accounting. This acquisition was financed with proceeds from a National City Bank credit facility of up to $16 million. National City Bank granted the Company the $16 million credit facility on January 19, 2005, the proceeds of which will be utilized (1) to finance the aforementioned TPW acquisition, (2) to refinance approximately $7 million of outstanding debt with National City Bank and (3) to finance the Company's proposed $5 million going private transaction expected to occur in 2005, which is more fully described below. The $16 million credit facility provides for interest at the LIBOR interest rate plus a spread ranging from 200 basis points to 275 basis points depending upon the Company's ratio of debt to earnings before interest, taxes, depreciation and amortization expense (EBITDA). The debt is to be amortized over seven years with a five-year balloon payment. The debt is collateralized by a security interest in all of the assets of each of Pioneer Railcorp's subsidiary railways, a pledge of the stock of each such company, and a guaranty from each of the Company's subsidiaries. On February 16, 2005, the Company entered into an interest rate swap agreement with National City Bank in conjunction with the $16 million credit facility. The swap agreement exchanges the variable LIBOR interest rate for a fixed interest rate of 4.30% until maturity of the note on May 1, 2010, resulting in a current effective interest rate of 7.05% (4.30% fixed rate plus 275 basis point performance-based spread).

In addition to the $16 million credit facility, the Company secured a $2 million line-of-credit from National City Bank on January 19, 2005, to replace it's existing $1.1 million line-of-credit. The line-of-credit bears interest at the Bank's prime rate with interest payments due monthly through January 2007. The line-of-credit matures on January 19, 2007, at which time all outstanding borrowings would be due. The line-of-credit is collateralized in the same manner as the $16 million credit facility.

On September 20, 2004, the Company's Board of Directors unanimously approved a going private transaction designed to repurchase outstanding shares of the Company's Class A common stock (common stock). This proposed transaction will effectively reduce the number of shareholders to less than 300, thereby terminating the need for continued registration of the Company's stock with the Securities and Exchange Commission (SEC) and thus privatizing ownership of the Company. Each shareholder of less than 2,000 shares would receive an independently determined fair market value of $2.85 per share for each outstanding share of common stock that the Company would acquire under the proposed transaction. It is expected the number of shareholders will be reduced from approximately 1,680 to approximately 150 as a result of the proposed transaction. Furthermore, all warrant holders on the date of the transaction would receive $.85 per warrant, said amount being determined as the $2.85 fair market value less the warrant exercise price of $2.00. Shareholders owning 2,000 or more shares will continue to own their shares.

The proposed transaction is subject to SEC and shareholder approval, and if completed, would allow the Company to terminate the registration of its common stock with the SEC and would result in discontinuation of trading of the Company's common stock on the NASDAQ SmallCap Market and the Chicago Stock Exchange. The Board of Directors believes the costs of being a publicly traded company are no longer justified by the benefits.

Costs associated with this proposed transaction are approximately $5 million and would be funded with $5 million of proceeds from the $16 million National City Bank credit facility.


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


PART III

Item 9.  Directors and Executive Officers of the Registrant

Set forth below are the names and ages of all the directors and executive officers of the Registrant and the positions and offices held by such persons as of December 31, 2004.

Name (Age)                                  Position
------------------------------------------------------------------------
Guy L. Brenkman (57)                     Director and C.E.O
J. Michael Carr (40)                     Director, President & Treasurer
Orvel L. Cox (62)                        Director
Clifton T. Lopez (59)                    Director
John S. Fulton (72)                      Director
Scott Isonhart  (38)                     Secretary

All of the above Directors and Officers were elected at the Annual Meeting of the Stockholders (and the board meeting which followed) on June 28, 2004 to serve until the 2005 annual meeting. There is no family relationship between any officer and director.

Information about Directors and Executive Officers
------------------------------------------------------------

Mr. Brenkman, Chairman of the Board of Directors, Chief Executive Officer of Pioneer Railcorp and its subsidiaries, was the incorporator of the Company and has been a member of the Board of Directors and CEO officer of the Company since its formation. Mr. Brenkman's past business experience includes real estate sales and management, securities sales, and seven years of operational railroad industry experience before managing the day to day railroad operations of Pioneer in 1988. Mr. Brenkman, acting as agent of the Issuer conducted the public offering of Pioneer Railcorp, which raised its initial capital, and secondary capital for expansions.

Mr. Carr, President and Treasurer, also serves as Treasurer and Chief Financial Officer for each of the Company's subsidiaries and Chief Financial Officer for same. Mr. Carr has been employed by the Company since March 1993. Before joining the Company, Mr. Carr worked in public accounting and banking for seven years, most recently as Controller for United Federal Bank. Mr. Carr is a CPA and holds a BS-Accounting from Illinois State University, Normal, Illinois.

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



             The remainder of this page is intentionally left blank


Item 10.  Executive Compensation

Summary Compensation Table
--------------------------


                         Annual
                         Compensation      Long Term Compensation
                       ----------------   -----------------------

                                          Restricted
                                            Stock                      Other
Name & Position         Year    Salary      Award    Options/SARs   Compensation
--------------------------------------------------------------------------------

Guy L. Brenkman, CEO    2004   $700,617     ----         ----         $4,200(a)
                        2003   $664,051     ----         ----         $8,200(a)
                        2002   $648,952     ----         ----         $ 0


(a) - Registrant's contribution to the Company's defined contribution plan.


Option/SAR Grants in Last Fiscal Year
-------------------------------------

None

Aggregated Option/SAR Exercises in Last Fiscal Year
and FY-End Option/SAR Values
----------------------------

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

In December 1993, the Company entered into a five-year executive employment contract with the Company's CEO, which was extended through December 2006 by the Board of Directors. The agreement provides for a base salary with annual inflation adjustments based upon the Consumer Price Index. The current agreement provides for twelve weeks paid vacation each year. The CEO at his election can be paid for any unused vacation during the year. Should the Company acquire or form additional railroads, the base salary will increase $25,000 for the acquisition of railroads of 125 miles or less, and $50,000 for railroads over 125 miles. Should the CEO's employment be terminated, the contract requires a lump sum payment equal to three years of his then current salary. Should the president retire, he is entitled to accept a consulting position with the Company whereby he would be compensated the equivalent of one year's salary for the consulting services rendered.

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

                                            Date  Acquired     Date  Raise
     Subsidiary                               or formed         Effective
------------------------------------------------------------------------------

Vandalia Railroad Company                     10/07/94          10/07/94
Minnesota Central Railroad Co.                12/12/94          02/01/95
West Michigan Railroad Co.                    07/11/95          No Raise Taken
Columbia & Northern  Railway                  02/21/96          No Raise Taken
Keokuk Junction  Railway Co.                  03/12/96          04/16/96
Rochelle  Railroad Co                         03/25/96          04/16/96
Shawnee  Terminal  Railway Co.                11/13/96          01/01/98
Michigan  Southern Railroad                   12/19/96          01/01/97
Pioneer  Industrial  Railway Co.              02/18/98          No Raise Taken
The Garden City Western Railway Co.           04/29/99          05/01/99
Indiana Southwestern Railway Co.              04/01/00          01/01/01
Gettysburg  & Northern  Railroad  CO.         02/20/01          04/16/04
Pioneer Resources, Inc.                       12/30/93          05/01/04

Directors of the Registrant each were compensated $30,000 in 2004.


Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information, as of March 21, 2005, the beneficial ownership of all directors and officers of the Company as a group. These figures include shares of Common Stock that the executive officers have the right to acquire within 60 days of March 21, 2005 pursuant to the exercise of stock options and warrants.

Title of Class:  Common Stock ($.001 par value)

                                    Beneficial        Percent
Name of Beneficial Owner            Ownership        of Class
-------------------------------------------------------------

Guy L. Brenkman (2)                 3,530,500           55.9%
Orvel L. Cox (3)                      183,869            4.0%
J. Michael Carr (4)                    37,414            0.8%
John S. Fulton (5)                     26,400            0.6%
Scott Isonhart (6)                      5,100            0.1%
Clifton T. Lopez                       1,000             0.0%
                              -------------------------------
Directors and Executive
Officers as a group:                3,784,283           58.2%  (1)
FOOTNOTES:

(1) Based on 6,495,716 shares comprised of 4,498,482 common shares outstanding for all shareholders, 146,364 options for beneficial owners, and 1,853,870 warrants for beneficial owners outstanding as of March 21, 2005.

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



Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers, and any persons holding more than ten percent of the Company's common stock to report their initial ownership of the Company's common stock and any subsequent changes in that ownership to the Securities and Exchange Commission and to provide copies of such reports to the Company. Based upon the Company's review of the copies of such reports received by the Company and representations of its directors and executive officers, the Company believes that during the years ended December 31, 2004 and 2003 all Section 16(a) filing requirements were satisfied.

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

Exhibit # 31.1 - Certification
by the Chief  Executive  Officer.

Exhibit # 31.2 -  Certification  by the Chief
Financial Officer.


Exhibit # 32.1 - Certification under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


Form 8-K filed December 23, 2004, regarding the Company's plans to not renew its securities listing with Nasdaq and the Chicago Stock Exchange for 2005.

Item 14. Principal Accountant Fees and Services

Information required by Item 14 of this form and the audit committee's pre-approval policies and procedures regarding the engagement of the principal accountant are incorporated herein by reference from its definitive Proxy Statement to be delivered to the stockholders of the Company in connection with the 2005 Annual Meeting of Stockholders to be held in the Summer of 2005 under the caption "Audit Committee Report - Independent Auditor Fees"

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIONEER RAILCORP
(Registrant)


By:  /s/ Guy L. Brenkman
   -----------------------------------------
   Guy L. Brenkman,
   Chief Executive Officer and Director

Dated: March 21, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:  /s/ J. Michael Carr
   -----------------------------------------
   J. Michael Carr, President, Treasurer,
   Chief Financial Officer and Director

Dated: March 21, 2005

By:  /s/ Clifton T. Lopez
   -----------------------------------------
    Clifton T. Lopez, Director

Dated: March 21, 2005

By:/s/  John Fulton
   -----------------------------------------
    John Fulton, Director

Dated: March 21, 2005