Form 10KSB/A
period 2004-12-31
PIONEER RAILCORP
filed 2005-04-28
CIK 796374

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                (Amendment No. 1)

              Annual Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2004

                        Commission File Number 33-6658-C

                                Pioneer Railcorp
             -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

              Iowa                                      37-1191206
   --------------------------------------------------------------------
   (State or other jurisdiction of                  (IRS Employer ID #)
    incorporation or organization)

        1318 S. Johanson Rd..
            Peoria, IL                                      61607
   --------------------------------------------------------------------
      (Address of principal executive offices)            (Zip code)

                  Registrant's telephone number: 309-697-1400

Securities registered pursuant to Section 12(b) of the Act: None

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

                                    4,498,482
             ------------------------------------------------------
             (Shares of Common Stock outstanding on March 21, 2005)

This Amendment is being filed to include Part III, Item 14 which was previously omitted.

Part III.

Item 14. Principal Accountant Fees and Services

Audit and Non Audit Fees

The following table presents fees for professional audit services rendered by McGladrey & Pullen, LLP, including its affiliate RSM McGladrey, Inc. for the audit of Pioneer Railcorp's annual financial statements for the years ended December 31, 2004 and 2003, and fees billed for other services rendered by McGladrey & Pullen, LLP.

                                                 2004                 2003
                                             ----------------------------------
Audit Fees (1)......................          $132,501             $116,896
Audit-Related Fees (2)..............          $ 19,854             $ 18,927
Tax Services(3).....................          $ 63,269             $ 71,456
All Other Fees .....................              None                 None

(1)  Audit fees consist of fees for professional services rendered for the audit
     of  Pioneer  Railcorp's   financial  statements  and  review  of  financial
     statements included in Pioneer Railcorp's quarterly reports.

(2) Audit-related fees are fees principally for professional services rendered in connection with accounting consultations and additional audit procedures related to corporate acquisitions, consultations and additional audit procedures concerning the initial adoption or consideration of new financial accounting and reporting standards, consultations regarding SEC reporting and disclosure matters pertaining to the Company's annual form 10-KSB filing.

(3) Tax service fees consist of compliance fees for the preparation of original tax returns as well as tax consulting and planning related fees.

The Audit Committee has pre-approved all of the above services. The Audit Committee, after consideration of the matter, does not believe the rendering of these services by McGladrey & Pullen, LLP, to be incompatible with maintaining McGladrey & Pullen, LLP's independence as our principal accountant.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIONEER RAILCORP
(Registrant)


By:  /s/ Guy L. Brenkman
     ------------------------------------------------------------
     Guy L. Brenkman,
     Chief Executive Officer
     Dated: April 28, 2005

By:  /s/ J. Michael Carr
     ------------------------------------------------------------
     J. Michael Carr, President, Treasurer,
     and Chief Financial Officer
     Dated: April 28, 2005

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/ Guy L. Brenkman
    ------------------------------------------------------------
    Guy L. Brenkman, Director
    Dated: April 28, 2005

By: /s/ J. Michael Carr
    ------------------------------------------------------------
    J. Michael Carr, Director
    Dated: April 28, 2005

By: /s/ Clifton T. Lopez
    ------------------------------------------------------------
    Clifton T. Lopez, Director
    Dated: April 28, 2005

By: /s/ John Fulton
    ------------------------------------------------------------
    John Fulton, Director
    Dated: April 28, 2005


By: /s/ Orvel Cox
    -----------------------------------------------------------
    Orvel Cox, Director
    Dated: April 28, 2005

Exhibit Index:

Exhibit # 31.3 - Certification by the Chief Executive Officer
Exhibit # 31.4 - Certification by the Chief Financial Officer