Form 10QSB
period 2005-03-31
PIONEER RAILCORP
filed 2005-05-12
CIK 796374

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                      For the quarter ended March 31, 2005

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

                                    4,498,482
             ------------------------------------------------------
             (Shares of Common Stock outstanding on March 31, 2005)

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS



                        PIONEER RAILCORP AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                     Quarters Ended March 31, 2005 and 2004

                                    UNAUDITED

                                                            First Quarter
                                                     --------------------------
                                                        2005            2004
                                                     --------------------------
Operating revenue ................................   $ 4,420,000    $ 4,116,000
                                                     --------------------------

Operating expenses
  Maintenance of way .............................       339,000        393,000
  Maintenance of equipment .......................       458,000        387,000
  Transportation expense .........................       993,000      1,031,000
  Administrative expense .........................     1,362,000      1,028,000
  Depreciation  & amortization ...................       577,000        553,000
  Net (gain) loss on sale of property & equipment        (26,000)        10,000
                                                     --------------------------
                                                       3,703,000      3,402,000
                                                     --------------------------

Operating income .................................       717,000        714,000
                                                     --------------------------

Other income & expense
  Other (income) expense .........................      (261,000)      (275,000)
  Interest expense ...............................       206,000        202,000
                                                     --------------------------
                                                         (55,000)       (73,000)
                                                     --------------------------

Income before income taxes .......................       772,000        787,000

Provision for income taxes .......................       324,000        331,000
                                                     --------------------------

Income before minority interest in preferred
  stock dividends of consolidated subsidiaries ...   $   448,000    $   456,000

Minority interest in preferred stock dividends of
  consolidated subsidiaries ......................        23,000         23,000
                                                     --------------------------


Net income .......................................   $   425,000    $   433,000
                                                     ==========================

Basic earnings per common share ..................   $      0.09    $      0.10
                                                     ==========================

Diluted earnings per common share ................   $      0.07    $      0.08
                                                     ==========================

Cash dividends per common share ..................   $        --    $        --
                                                     ==========================

See notes to unaudited consolidated financial statements

                        PIONEER RAILCORP AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2005 and DECEMBER 31, 2004

                                    UNAUDITED



                                                       March 31,    December 31,
                                                         2005           2004
                                                      --------------------------
ASSETS
Current Assets
  Cash .............................................   $ 1,865,000   $   958,000
  Accounts receivable, less allowance
    for doubtful accounts 2005 and 2004 $109,000 ...     3,482,000     3,732,000
  Inventories ......................................       368,000       370,000
  Prepaid expenses .................................       258,000       299,000
  Income tax refund claims .........................       238,000       242,000
                                                       -------------------------
        Total current assets .......................     6,211,000     5,601,000

Investments, cash value of life insurance ..........       289,000       280,000

Property and equipment, less accumulated
  depreciation 2005 $16,383,000; 2004 $15,807,000 ..    29,257,000    25,309,000

Other assets .......................................         4,000         4,000

Goodwill ...........................................     1,017,000     1,017,000
                                                       -------------------------

Total assets .......................................   $36,778,000   $32,211,000
                                                       =========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current maturities of long-term debt .............   $ 2,423,000   $ 1,478,000
  Notes payable ....................................       250,000       146,000
  Accounts payable .................................     2,936,000     2,469,000
  Income taxes payable .............................       124,000            --
  Deferred income taxes ............................        46,000        46,000
  Accrued liabilities ..............................       587,000       968,000
                                                       -------------------------
        Total current liabilities ..................     6,366,000     5,107,000
                                                       -------------------------

Long-term debt, net of current maturities ..........    10,891,000     8,080,000
                                                       -------------------------

Deferred revenue ...................................     1,670,000     1,702,000
                                                       -------------------------

Deferred income taxes ..............................     6,475,000     6,396,000
                                                       -------------------------

Minority interest in subsidiaries ..................       736,000       736,000
                                                       -------------------------

Stockholders' Equity
  Common stock :
  Issued 2005 4,636,347; 2004 4,634,917
  In Treasury 2005 137,865 shares; 2004 137,665
  Outstanding 2005 4,498,482; 2004 4,497,252 .......         5,000         5,000
  Additional paid-in capital .......................     2,057,000     2,054,000
  Retained earnings ................................     8,578,000     8,131,000
                                                       -------------------------
        Total stockholders' equity .................    10,640,000    10,190,000
                                                       -------------------------

Total liabilities and stockholders' equity .........   $36,778,000   $32,211,000
                                                       =========================

See notes to unaudited consolidated financial statements

                        PIONEER RAILCORP AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 2005 and 2004

                                    UNAUDITED

                                                                      First Quarter
                                                              ----------------------------
                                                                   2005           2004
                                                              ----------------------------
Cash Flows From Operating Activities
Net income ................................................   $    425,000    $    433,000
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Minority interest in preferred stock dividends of
    consolidated subsidiaries .............................         23,000          23,000
  Depreciation and amortization ...........................        577,000         553,000
  Increase in cash value life insurance ...................         (9,000)         (8,000)
  (Gain) loss on sale of property & equipment .............        (26,000)         10,000
  Deferred taxes ..........................................         79,000          66,000
Change in assets and liabilities
  (Increase) decrease accounts receivable .................        250,000         109,000
  (Increase) decrease inventories .........................          2,000          (6,000)
  (Increase) decrease prepaid expenses ....................         41,000          51,000
  Increase (decrease) accounts payable ....................        467,000        (140,000)
  (Increase) decrease income tax refund claims ............          4,000          55,000
  Increase (decrease) income tax payable ..................        124,000         205,000
  Increase (decrease) deferred revenue ....................        (32,000)        (16,000)
  Increase (decrease) accrued liabilities .................       (381,000)       (238,000)
                                                              ----------------------------
        Net cash provided by operating activities .........      1,544,000       1,097,000
                                                              ----------------------------

Cash Flows From Investing Activities
  Proceeds from sale of property & equipment ..............         26,000          65,000
  Purchase of property & equipment ........................     (4,525,000)       (148,000)
                                                              ----------------------------
        Net cash (used in) investing activities ...........     (4,499,000)        (83,000)
                                                              ----------------------------

Cash Flows From Financing Activities
  Proceeds from short-term borrowings .....................        176,000               0
  Proceeds from long-term borrowings ......................     11,133,000               0
  Payments on short-term borrowings .......................        (72,000)        (73,000)
  Payments on long-term borrowings ........................     (7,377,000)       (720,000)
  Purchase of common stock for treasury ...................         (1,000)
  Proceeds from warrants exercised ........................          3,000          14,000
                                                              ----------------------------
        Net cash provided by (used in) financing activities      3,862,000        (779,000)
                                                              ----------------------------

Net increase in cash ......................................        907,000         235,000

Cash, beginning of period .................................        958,000       1,199,000
                                                              ----------------------------
Cash, end of period .......................................   $  1,865,000    $  1,434,000
                                                              ============================

Supplemental Disclosures of Cash Flow Information
  Cash payments for:
    Interest ..............................................   $    237,000    $    202,000
                                                              ============================
    Income taxes ..........................................   $    127,000    $     46,000
                                                              ============================

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

For a complete description of our significant accounting policies, see Note 1 to our Consolidated Financial Statements in our 2004 Form 10-KSB.

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


                                                    First Quarter  First Quarter
                                                        2005            2004
                                                    ----------------------------
Revenues from external customers
  Railroad operations ............................   $ 3,705,000    $ 3,346,000
  Equipment leasing operations ...................       711,000        766,000
  Corporate support services .....................         4,000          4,000
                                                     --------------------------
        Total revenues from external customers ...   $ 4,420,000    $ 4,116,000
                                                     ==========================


Intersegment revenues
  Railroad operations ............................   $         0    $         0
  Equipment leasing operations ...................        90,000         99,000
  Corporate support services .....................     1,642,000      1,388,000
                                                     --------------------------
        Total intersegment revenues ..............   $ 1,732,000    $ 1,487,000
                                                     ==========================

Segment profit
  Railroad operations ............................   $ 1,514,000    $ 1,183,000
  Equipment leasing operations ...................       327,000        376,000
  Corporate support services .....................       608,000        642,000
                                                     --------------------------
        Total segment profit .....................     2,449,000      2,201,000

Reconciling items
  Intersegment revenues ..........................    (1,732,000)    (1,487,000)
  Income taxes ...................................      (324,000)      (331,000)
  Minority interest ..............................       (23,000)       (23,000)
  Other income (expense), net ....................        55,000         73,000
                                                     --------------------------

       Total consolidated net income .............   $   425,000    $   433,000
                                                     ==========================

Note 6. EARNINGS PER COMMON SHARE

Following is information about the computation of the earnings per share (EPS) data for the quarters ended March 31, 2005 and 2004:

                                                      Income        Shares       Per-Share
                                                    (Numerator)  (Denominator)    Amount
                                                    --------------------------------------
                                                     For the Quarter Ended March 31, 2005
                                                    --------------------------------------
Basic EPS
Income available to common stockholders ...........  $ 425,000     4,497,786     $   0.09
                                                                                 ========

Effect of Dilutive Securities .....................         --     1,447,115        -0.02
                                                     ------------------------------------
Diluted EPS
Income available to common stockholders
    plus assumed conversions ......................  $ 425,000     5,944,901     $   0.07
                                                     ====================================

                                                     For the Quarter Ended March 31, 2004
                                                    --------------------------------------
Basic EPS
Income available to common stockholders ...........  $ 433,000     4,485,775     $   0.10
                                                                                 ========

Effect of Diluted Securities ......................         --       731,292        -0.02
                                                     ------------------------------------
Diluted EPS
Income available to common stockholders
    plus assumed conversions ......................  $ 433,000     5,217,067     $   0.08
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

Net property, plant and equipment comprised 80% of our total assets as of March 31, 2005. These assets are stated at cost, less accumulated depreciation. We use the straight-line method of depreciation over estimated lives generally applicable to the railroad industry. Expenditures that increase asset values or extend useful lives are capitalized. Repair and maintenance expenditures are charged to operating expense when the work is performed. We periodically review the carrying value of our long-lived assets for impairment. This review is based upon our projections of anticipated future cash flows. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company would recognize an impairment loss measured by the amount by which the carrying value of the asset exceeds the fair value of the asset. The estimate of fair value shall be based on the best information available in the circumstances. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect our evaluations. No impairment has been recorded on fixed assets during the three months ended March 31, 2005.

For a complete description of our significant accounting policies, see Note 1 to our Consolidated Financial Statements in our 2004 Form 10-KSB.

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

The equipment leasing operations generate revenue from carhire revenue (charges non-affiliated railroads pay the Company for using its railcars) and revenue from locomotive leases to unaffiliated entities. The Company's railcars have a limited useful life, generally 40 to 50 years from the year they were built. In future years, as the Company's railcars reach their useful life limit, the Company will need to replace the railcars to maintain its current carhire revenue levels. Any significant purchase of railcars will require long term debt financing. When the Company's railcars reach the end of their useful life, the Company could still use some of the railcars on its own railroads for captive grain loads or generate income from the scrap value of the railcars, which is currently about $5,000 per car. Below is a chart illustrating the life expectancy of the Company's railcar fleet as of December 31, 2004:

Expiration Year    Box   Cov Hop   Gond    Flat   Hopper   Total     % of Fleet
--------------------------------------------------------------------------------

     2005           14      57       3      38       1       113        8.94%
     2006           72     137       6                       215       17.01%
     2007            2      99                       2       103        8.15%
     2008           21       5       5               2        33        2.61%
     2009           38     154       5                       197       15.59%
     2010            9       6       4                        19        1.50%
     2011           88      50                       1       139       11.00%
     2012          162      17       4               2       185       14.63%
     2013           94      88      55      19       4       260       20.57%
--------------------------------------------------------------------------------
     Totals        500     613      82      57      12      1264      100.00%

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

Summary: First Quarter 2005 Compared to First Quarter 2004 Financial Results discussion:

The Company's net income in the first quarter 2005 was $425,000 a decrease of $8,000 or 2% compared to $433,000 net income in the first quarter 2004. Revenue increased in the first quarter 2005 by $304,000 or 7%, to $4,420,000 from $4,116,000 in the first quarter 2004. Operating expense increased in the first quarter 2005 by $301,000 or 9%, to $3,703,000 from $3,402,000 in the first quarter 2004. Operating income increased in the first quarter 2005 by $3,000 or less than 1%, to $717,000 from $714,000 in the first quarter 2004.

Revenue increased in the first quarter 2005 by $304,000 or 7% to $4,420,000 from $4,116,000 in the prior year. The railroad operations generated total revenue of $3,705,000 in the first quarter 2005, an increase of $359,000 (11%) compared to revenue of $3,346,000 in the first quarter 2004. The railroad operations increased demurrage revenue by $261,000 to $593,000 compared to $332,000 in the same period last year. The railroad operations also had an increase in contract service revenue of $101,000 to $176,000 from $75,000 in the same period last year resulting from of track projects for unaffiliated entities. As the economy continues to improve, the Company's railroad operations have experienced a decrease in revenue from the storage of railcars for non-affiliated companies as such companies find utilization for their railcars in an improving economy. In the first quarter 2005 revenue from car storage decreased $42,000 to $77,000 compared to $119,000 in the first quarter 2004. The equipment leasing operations generated total revenue of $711,000 in the first quarter 2005, a decrease of
$55,000 (7%) compared to $766,000 in the first quarter 2004. In the first quarter 2005 revenue from the equipment leasing operations included carhire revenue of $435,000, a decrease of $178,000 (29%) from $613,000 in the first quarter 2004, and unaffiliated lease income of $267,000, an increase of $115,000 (75%) from $152,000 in the first quarter 2004. The decrease in carhire revenue in the quarter primarily relates to the underutilization of a portion of the Company's railcar fleet, and also results in railcars being leased to unaffiliated entities which generated the increase in unaffiliated lease income. Corporate services did not have significant revenues in either first quarter 2005 or 2004.

Operating expenses increased in the first quarter 2005 by $301,000 or 9%, to $3,703,000 from $3,402,000 in the first quarter 2004. The majority of this increase in operating expenses resulted from increased administration expenses of $334,000 in the first quarter 2005. The railroad operations increased administration expenses $70,000 primarily relating to legal fees for employee injury claims. The equipment leasing operations increased administration expenses $35,000 primarily related to freight charges for relocation of the Company's railcar and locomotive fleet. Corporate support services increased administration expenses $229,000 primarily related to $83,000 of increased medical claims by the Company's self-funded health plan, $35,000 related to additional support personnel, and professional fees of $91,000 primarily related to the Company's actions to "go private" as detailed in the Company's Form 8-K and 8-K/A filed September 21, 2004 and September 23, 2004 (as amended) respectively, and as is more fully described in Part II, Item 5 - Other Information in this Form 10-QSB. The railroad operations generated total operating expenses of $2,192,000 in the first quarter 2005, a $20,000 increase (1%) from $2,172,000 in the first quarter 2004. The equipment leasing operations generated operating expenses of $473,000 in the first quarter 2005, a $5,000 decrease (1%) from $478,000 in the first quarter 2004. Corporate support services generated operating expense of $1,038,000 in the first quarter 2005 a $286,000 increase (38%) from $752,000 in the first quarter 2004.

Operating income increased in the first quarter 2005 by $3,000 or less than 1%, to $717,000 from $714,000 in 2004. The railroad operations generated operating income of $1,513,000 in the first quarter 2005, a $339,000 increase (29%) from $1,174,000 in the first quarter 2004. The equipment leasing operations generated operating income of $238,000 in the first quarter 2005, a $50,000 decrease (17%) from $288,000 in the first quarter 2004. Corporate support services reduced operating income $1,034,000 in the first quarter 2005, compared to reduced operating income in the first quarter 2004 of $748,000. This represents a $286,000 decrease in the first quarter 2005 operating income (38%) compared to the first quarter 2004.

First Quarter 2005 Operations by Business Segment
-------------------------------------------------

                          Railroad     Equipment      Corporate
                         Operations     Leasing       Services         Total
                         -------------------------------------------------------

Revenue ...............  $3,705,000   $   711,000    $     4,000    $ 4,420,000

Expenses:
Mow ...................  $  319,000   $         0    $    20,000    $   339,000
Moe ...................  $  242,000   $   110,000    $   106,000    $   458,000
Tran ..................  $  909,000   $    30,000    $    54,000    $   993,000
Admin .................  $  467,000   $    49,000    $   846,000    $ 1,362,000
(Gain)/Loss Sale of P&E  $        0   $   (26,000)   $         0    ($   26,000)
Dep/Amort .............  $  255,000   $   310,000    $    12,000    $   577,000
                         -------------------------------------------------------
Operating Expense .....  $2,192,000   $   473,000    $ 1,038,000    $ 3,703,000

Operating Income ......  $1,513,000   $   238,000    ($1,034,000)   $   717,000

First Quarter 2004 Operations by Business Segment
-------------------------------------------------

                               Railroad     Equipment   Corporate
                              Operations     Leasing    Services         Total
                              --------------------------------------------------

Revenue ...................   $3,346,000   $  766,000   $    4,000    $4,116,000

Expenses:
Mow .......................   $  375,000   $        0   $   18,000    $  393,000
Moe .......................   $  211,000   $  102,000   $   74,000    $  387,000
Tran ......................   $  967,000   $   36,000   $   28,000    $1,031,000
Admin .....................   $  397,000   $   14,000   $  617,000    $1,028,000
(Gain)/Loss Sale of P&E ...   $   10,000   $        0   $        0    $   10,000
Dep/Amort .................   $  212,000   $  326,000   $   15,000    $  553,000
                              --------------------------------------------------
Operating Expense .........   $2,172,000   $  478,000   $  752,000    $3,402,000

Operating Income ..........   $1,174,000   $  288,000   ($ 748,000)   $  714,000

First Quarter 2005-2004 Variances by Business Segments
------------------------------------------------------
Increase (decrease)

                                Railroad     Equipment   Corporate
                               Operations     Leasing    Services       Total
                               -------------------------------------------------

Revenue ....................   $ 359,000    $ (55,000)   $       0    $ 304,000

Expenses:
Mow ........................   $ (56,000)   $       0    $   2,000    $ (54,000)
Moe ........................   $  31,000    $   8,000    $  32,000    $  71,000
Tran .......................   $ (58,000)   $  (6,000)   $  26,000    $ (38,000)
Admin ......................   $  70,000    $  35,000    $ 229,000    $ 334,000
(Gain)/Loss Sale of P&E ....   $ (10,000)   $ (26,000)   $       0    $ (36,000)
Dep/Amort ..................   $  43,000    $ (16,000)   $  (3,000)   $  24,000
                               ------------------------------------------------
Operating Expense ..........   $  20,000    $  (5,000)   $ 286,000    $ 301,000

Operating Income ...........   $ 339,000    $ (50,000)   $(286,000)   $   3,000

Other Income and Expense Income Statement Line Item Discussions:

Interest expense increased $4,000 (2%) in the first quarter 2005 to $206,000 compared to $202,000 in the first quarter 2004. In the first quarter 2005, $261,000 of other income was earned by the Company, compared to $275,000 of other income in the first quarter 2004, primarily from lease income generated by the Company's railroad operations from the granting of easements and leases for the use of railroad right of way property.

Impact of New Accounting Pronouncements:

The Company is not aware of any recent accounting standard issued, but not yet required to be adopted by the Company, that would have a material effect on its financial position or results of operations. See Note 4 for further discussions.

Liquidity and Capital Resources:

The Company primarily uses cash generated from operations to fund working capital needs and relies on long-term financing for the purchase of railcars, new operating subsidiaries, and other significant capital expenditures. The Company has working capital facilities totaling $2,000,000 of which $1,824,000 was available for use at the end of the first quarter 2005. The Company's credit agreements with National City Bank contain various restrictive loan covenants. As of March 31, 2005, the Company believes it is in compliance with all of these covenants.

Long-term equipment financing has historically been readily available to the Company for its railcar acquisition program. The Company believes it will be able to continue to obtain long-term equipment financing should the need arise. The Company's plans for new debt in the foreseeable future is contingent upon new railroad acquisitions and increased needs and/or opportunities for railcars.

On October 28, 2004 the Company's feeder line application on file with the Surface Transportation Board (STB) to acquire the assets of the west end of the Toledo Peoria and Western Railway (TPW) was granted. The Company completed the acquisition on February 11, 2005 at the STB determined purchase price of
$4,165,742. This acquisition was financed with proceeds from a National City Bank credit facility of up to $16 million. National City Bank granted the Company the $16 million credit facility on January 19, 2005, the proceeds of which are to be utilized (1) to finance the aforementioned TPW acquisition, (2) to refinance approximately $7 million of outstanding debt with National City Bank and (3) to finance the Company's proposed $5 million going private transaction expected to occur in 2005, which is more fully described in Part II,
Item 5 - Other Information in this Form 10-QSB below. The $16 million credit facility provides for interest at the LIBOR interest rate plus a spread ranging from 200 basis points to 275 basis points depending upon the Company's ratio of debt to earnings before interest, taxes, depreciation and amortization expense (EBITDA). The debt is to be amortized over seven years with a five-year balloon payment. The debt is collateralized by a security interest in all of the assets of each of Pioneer Railcorp's subsidiary railways, a pledge of the stock of each such company, and a guaranty from each of the Company's subsidiaries. The Company entered into an interest rate swap agreement with National City Bank in conjunction with the $16 million credit facility. The swap agreement, with an effective date of April 1, 2005, exchanges the variable LIBOR interest rate for a fixed interest rate of 4.30% until maturity of the note on May 1, 2010, resulting in a current effective interest rate of 7.05% (4.30% fixed rate plus 275 basis point performance-based spread as of March 31, 2005).

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

On July 1, 1995, the Company's stock split and warrant issuance became payable to shareholders. The 2 for 1 stock split increased the number of shares issued and outstanding from 2,099,142 to 4,198,284. At the same time shareholders became entitled to purchase an additional 4,198,284 shares through stock warrants issued by the Company as dividends. One warrant was issued for each share of common stock held after the split, entitling the holder to purchase 1 share of common stock for $2.00 per share. The shares purchased through the exercise of the warrants must be held for 1 year from date of purchase. As of March 31, 2005, a total of 92,394 warrants originally issued had been exercised, and the Company realized $184,788 from the exercise of the warrants.

On June 26, 1996, the Company's shareholders approved a stock option plan permitting the issuance of 407,000 shares of common stock. Options granted under the plan are incentive based except for the options granted to the CEO whose options are non-qualified. The options became fully vested and exercisable as of July 1, 2001. The options are exercisable at $2.75, the trading price on the date of the grant, in whole or in part within 10 years from the date of grant. As of March 31, 2005, a total of 150,000 options are outstanding under this plan.

In 1999, Pioneer Railcorp's Board of Directors authorized and approved the repurchase of up to one million (1,000,000) shares of the Company's common stock. As of March 31, 2005, a total of 137,865 shares had been repurchased at a cost of $209,155.

The Company generally anticipates that the outcomes involving current legal proceedings will not materially affect the Company's consolidated financial position or results of operation.

The Company believes its cash flow from operations and its available working capital credit lines will be more than sufficient to meet liquidity needs through at least the next 12 months.

Balance Sheet and Cash Flow Items:

The Company generated net cash from operating activities of $1,544,000 in the first quarter 2005 compared to $1,097,000 net cash generated from operating activities in the first quarter 2004. Net cash from operating activities in the first quarter 2005 was provided by $425,000 of net income, $577,000 of depreciation and amortization, an increase in deferred income taxes of $79,000, a decrease in accounts receivable of $250,000, an increase in income tax payable of $124,000, an increase in accounts payable of $467,000, and $70,000 from changes in various other operating assets and liabilities. Net cash was used in operating activities in the first quarter 2005 from a decrease in accrued liabilities of $381,000, a gain on sale of property and equipment of $26,000 and $41,000 from changes in various other operating assets and liabilities.

The first quarter 2005 decrease in accounts receivable is primarily related to the collection of freight receivables and unearned lease income recorded at December 31, 2004. The majority of the accounts payable increase of approximately $467,000 also relates to freight activity. As previously discussed, several railroads are usually involved in the process of delivering freight. The Company collects the total revenue for all railroads involved in the delivery of freight in a majority of its shipments. When the Company issues an invoice for freight, a receivable is created for the total freight charge and the Company records its share of the revenue, and records the amount due the other railroads as a current payable. The amounts payable to other railroads are settled monthly. Depending on the mix of freight handled by the Company, there could be significant variances in accounts receivable and accounts payable in comparable periods. Under normal operating conditions, these changes do not have a material impact on liquidity or the Company's ability to meet its cash requirements. The decrease in accrued liabilities in the first quarter 2005 primarily resulted from the realization of unearned revenues recorded at December 31, 2004 and the payment of December 31, 2004 accrued expenses.

Cash flow used for investing activities primarily relates to the Company purchasing and capitalizing approximately $4,526,000 of fixed assets and capital improvements in the first quarter 2005 offset by $26,000 of proceeds from the sale of property and equipment. Included in the 2005 capital additions is the purchase of the rail assets of the west end of the TPW which included track structures valued at $4,027,000 and land valued at $139,000. In addition, $155,000 was capitalized for bridge rehabilitation and $125,000 was capitalized for track structure additions and improvements. Other capital expenditures in the first quarter 2005 include $17,000 for the purchase of two railcars, approximately $40,000 for railcar and locomotive betterments, and $23,000 of various equipment and other items. All of the capital expenditures were funded with working capital with the exception of the TPW asset purchase which was financed with long term debt as described previously in this report.

Cash flow from financing activities primarily relates to the borrowing and repayment of debt and certain treasury stock and stock warrant transactions. New short-term borrowings of $176,000 in the first quarter 2005 relate to the refinancing of the Company's National City Bank notes. Proceeds from long-term borrowings of $11,133,000 include $4.2 million related to the Financing of the purchase of the railroad assets of the west-end of the TPW, $6.8 million for the refinancing of other National City Bank notes, and $133,000 related to state financing for railroad track rehabilitation projects. Payments of long-term borrowings include $6.8 million for the refinancing of other National City Bank notes and $577,000 for amortizing principal repayments on other long-term debt. In the first quarter 2005, approximately 1,500 warrants were exercised generating cash of $3,000.

The Company anticipates additional cash requirements in 2005 will approximate $200,000 as a result of the reversal of deferred taxes.

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


                                                       Total          Maximum
                                                     Number of       Number of
                                                       Shares         Shares
                                                     Purchased       That May
                                                     as Part of       Yet be
                         Total                       Publicly        Purchased
                        Number of       Average      Announced       Under the
                         Shares    Price Paid per    Plans or        Plans or
                        Purchased        Share        Programs      Programs (1)
--------------------------------------------------------------------------------

January 1 - 31, 2005       200      $        2.85         200
February 1 - 28, 2005        -                  -           -
March 1 - 31, 2005           -                  -           -
--------------------------------------------------------------------------------
Total                      200      $        2.85         200         862,135

(1) Pioneer Railcorp's Board of Directors approved a stock purchase plan on December 14, 1999 for the repurchase of up to 1,000,000 shares of common stock. This repurchase plan has no expiration date.

Item 3. DEFAULTS UPON SENIOR SECURITIES

There are no defaults upon senior debt securities as of March 31, 2005.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No Matters  were  submitted to a vote of security  holders in the first  quarter
2005.

Item 5. OTHER INFORMATION

On September 20, 2004, the Company's Board of Directors unanimously approved a going private transaction designed to repurchase outstanding shares of the Company's Class A common stock (common stock). The Board of Directors believes the costs of being a publicly traded company are no longer justified by the benefits. This proposed transaction would effectively reduce the number of shareholders to less than 300, thereby terminating the need for continued registration of the Company's stock with the Securities and Exchange Commission
(SEC) and thus privatizing ownership of the Company. Each shareholder of less than 2,000 shares would receive an independently determined fair market value of $2.85 per share for each outstanding share of common stock that the Company would acquire under the proposed transaction. It is expected the number of shareholders will be reduced from approximately 1,680 to approximately 150 as a result of the proposed transaction. Furthermore, all warrant holders on the date of the transaction would receive $.85 per warrant, said amount being determined as the $2.85 fair market value less the warrant exercise price of $2.00. Shareholders owning 2,000 or more shares will continue to own their shares.

The proposed transaction is subject to SEC and shareholder approval, and if completed, would allow the Company to terminate the registration of its common stock with the SEC. The Company has discontinued the trading of its common stock on the NASDAQ SmallCap Market and the Chicago Stock Exchange and currently trades on the Pink Sheets. Costs associated with this proposed transaction are approximately $5 million and would be funded with $5 million of proceeds from the $16 million National City Bank credit facility. Details of the transaction may be found in Pioneer Railcorp's Preliminary Proxy Statement that has been filed with the SEC on November 9, 2004 and subsequent amendments dated January 11, 2005, March 1, 2005, and April 28, 2005. Pioneer Railcorp plans to mail to each shareholder a proxy statement about the proposed transaction, and shareholders are advised to read the proxy statement carefully when it becomes available because it will contain important information about the transaction, the persons soliciting proxies, and their interests in the transaction and related matters. Shareholders may obtain free copies of the proxy statement (when available) and other documents filed by Pioneer Railcorp at the SEC's website or from the Company.

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


PIONEER RAILCORP
(Registrant)


                                                        /s/ Guy L. Brenkman
5/12/05                                                 ------------------------
 DATE                                                   GUY L. BRENKMAN, CEO



                                                        /s/ J. Michael Carr
5/12/05                                                 ------------------------
 DATE                                                   J. MICHAEL CARR
                                                        PRESIDENT, TREASURER &
                                                        CHIEF FINANCIAL OFFICER

                                       18=