Form 10QSB
period 2005-06-30
PIONEER RAILCORP
filed 2005-08-15
CIK 796374

U.S. SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            Quarterly Report Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

                       For the quarter ended June 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

                                   4,497,782
             -----------------------------------------------------
             (Shares of Common Stock outstanding on June 30, 2005)

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS



                             PIONEER RAILCORP AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF INCOME
                     Three and Six Months Ended June 30, 2005 and 2004

                                         UNAUDITED

                                                        Three Months Ended             Six Months Ended
                                                             June 30,                       June 30,
                                                    --------------------------------------------------------
                                                        2005           2004           2005          2005
                                                    --------------------------------------------------------
Operating revenue ...............................   $ 4,621,000    $ 4,056,000    $ 9,041,000    $ 8,172,000
                                                    --------------------------------------------------------

Operating expenses
  Maintenance of way ............................       422,000        421,000        761,000        814,000
  Maintenance of equipment ......................       447,000        410,000        905,000        796,000
  Transportation expense ........................     1,078,000        867,000      2,071,000      1,899,000
  Administrative expense ........................     1,136,000      1,086,000      2,498,000      2,114,000
  Depreciation  & amortization ..................       580,000        551,000      1,157,000      1,104,000
  Net (gain) loss on sale of property & equipment      (250,000)        27,000       (276,000)        37,000
                                                    --------------------------------------------------------
                                                      3,413,000      3,362,000      7,116,000      6,764,000
                                                    --------------------------------------------------------

Operating income ................................     1,208,000        694,000      1,925,000      1,408,000
                                                    --------------------------------------------------------

Other income & expense
  Other (income) expense ........................       (38,000)       (71,000)      (299,000)      (346,000)
  Interest expense ..............................       208,000        191,000        415,000        393,000
                                                    --------------------------------------------------------
                                                        170,000        120,000        116,000         47,000
                                                    --------------------------------------------------------

Income before income taxes ......................     1,038,000        574,000      1,809,000      1,361,000

Provision for income taxes ......................       434,000        239,000        758,000        570,000
                                                    --------------------------------------------------------

Income before minority interest in preferred
  stock dividends of consolidated subsidiaries ..   $   604,000    $   335,000    $ 1,051,000    $   791,000

Minority interest in preferred stock dividends of
  consolidated subsidiaries .....................        23,000         23,000         45,000         45,000
                                                    --------------------------------------------------------


Net income ......................................   $   581,000    $   312,000    $ 1,006,000    $   746,000
                                                    ========================================================

Basic earnings per common share .................   $      0.13    $      0.07    $      0.22    $      0.17
                                                    ========================================================

Diluted earnings per common share ...............   $      0.10    $      0.06    $      0.17    $      0.15
                                                    ========================================================

Cash dividends per common share .................   $      --      $      0.05    $      --      $      0.05
                                                    ========================================================

See notes to unaudited consolidated financial statements

                        PIONEER RAILCORP AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2005 and DECEMBER 31, 2004

                                    UNAUDITED

                                                            June 30,     December 31,
                                                             2005            2004
                                                         ----------------------------
ASSETS
Current Assets
  Cash ...............................................   $  2,240,000    $    958,000
  Accounts receivable, less allowance
    for doubtful accounts 2005 $110,000; 2004 $109,000      3,663,000       3,732,000
  Inventories ........................................        378,000         370,000
  Prepaid expenses ...................................        313,000         299,000
  Income tax refund claims ...........................        238,000         242,000
                                                         ----------------------------
        Total current assets .........................      6,832,000       5,601,000

Investments, cash value of life insurance ............        296,000         280,000

Property and equipment, less accumulated
  depreciation 2005 $16,441,000; 2004 $15,807,000 ....     28,827,000      25,309,000

Other assets .........................................          3,000           4,000

Goodwill .............................................      1,017,000       1,017,000
                                                         ----------------------------

Total assets .........................................   $ 36,975,000    $ 32,211,000
                                                         ============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current maturities of long-term debt ...............   $  2,609,000    $  1,478,000
  Notes payable ......................................             --         146,000
  Accounts payable ...................................      2,923,000       2,469,000
  Income taxes payable ...............................        345,000              --
  Deferred income taxes ..............................         46,000          46,000
  Accrued liabilities ................................        644,000         968,000
                                                         ----------------------------
        Total current liabilities ....................      6,567,000       5,107,000
                                                         ----------------------------

Long-term debt, net of current maturities ............     10,362,000       8,080,000
                                                         ----------------------------

Deferred revenue .....................................      1,647,000       1,702,000
                                                         ----------------------------

Deferred income taxes ................................      6,534,000       6,396,000
                                                         ----------------------------

Minority interest in subsidiaries ....................        736,000         736,000
                                                         ----------------------------

Stockholders' Equity
  Common stock :
  Issued 2005 4,636,547; 2004 4,634,917
  In Treasury 2005 138,765 shares; 2004 137,665
  Outstanding 2005 4,497,782; 2004 4,497,252 .........          5,000           5,000
  Additional paid-in capital .........................      2,058,000       2,054,000
  Retained earnings ..................................      9,133,000       8,131,000
  Accumulated other comprehensive loss ...............        (67,000)             --
                                                         ---------------------------
        Total stockholders' equity ...................     11,129,000      10,190,000
                                                         ----------------------------

Total liabilities and stockholders' equity ...........   $ 36,975,000    $ 32,211,000
                                                         ============================

See notes to unaudited consolidated financial statements

                        PIONEER RAILCORP AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                         Six Months Ended June 30, 2005

                                    UNAUDITED


                                                              Six Months Ended
                                                                  June 30,
                                                          ----------------------
                                                             2005         2004
                                                          ----------------------

Comprehensive income:
  Net Income ..........................................   $ 581,000    $ 312,000
  Other comprehensive loss, net of tax:
    unrealized loss on derivative financial instruments
    net of taxes of $45,000 for 2005 ..................     (67,000)        --
                                                          ----------------------

Comprehensive  income .................................   $ 514,000    $ 312,000
                                                          ======================

See notes to unaudited consolidated financial statements


Remainder of page intentionally left blank

                        PIONEER RAILCORP AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 2005 and 2004

                                    UNAUDITED

                                                                    Six Months Ended
                                                              ----------------------------
                                                                   2005           2004
                                                              ----------------------------
Cash Flows From Operating Activities
Net income ................................................   $  1,006,000    $    746,000
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Minority interest in preferred stock dividends of
    consolidated subsidiaries .............................         45,000          45,000
  Depreciation and amortization ...........................      1,157,000       1,104,000
  Increase in cash value life insurance ...................        (16,000)        (16,000)
  (Gain) loss on sale of property & equipment .............       (276,000)         37,000
   Deferred taxes .........................................        183,000         234,000
Change in assets and liabilities
  (Increase) decrease accounts receivable .................         69,000         150,000
  (Increase) decrease inventories .........................         (8,000)         (8,000)
  (Increase) decrease prepaid expenses ....................        (14,000)        (69,000)
   Increase (decrease) accounts payable ...................        454,000        (249,000)
   (Increase) decrease income tax refund claims ...........          4,000          55,000
   Increase (decrease) income tax payable .................        345,000             --
   Increase (decrease) deferred revenue ...................        (55,000)        (39,000)
   Increase (decrease) accrued liabilities ................       (436,000)       (257,000)
                                                              ----------------------------
        Net cash provided by operating activities .........      2,458,000       1,733,000
                                                              ----------------------------

Cash Flows From Investing Activities
  Proceeds from sale of property & equipment ..............        555,000          71,000
  Purchase of property & equipment ........................     (4,953,000)       (489,000)
                                                              ----------------------------
        Net cash (used in) investing activities ...........     (4,398,000)       (418,000)
                                                              ----------------------------

Cash Flows From Financing Activities
  Proceeds from short-term borrowings .....................        176,000              --
  Proceeds from long-term borrowings ......................     11,263,000              --
  Payments on short-term borrowings .......................       (322,000)       (146,000)
  Payments on long-term borrowings ........................     (7,850,000)     (1,447,000)
  Payments to minority interests ..........................        (45,000)        (45,000)
  Purchase of common stock for treasury ...................         (3,000)         (2,000)
  Purchase of minority interest ...........................             --          (1,000)
  Proceeds from warrants exercised ........................          3,000          23,000
                                                              ----------------------------
        Net cash provided by (used in) financing activities      3,222,000      (1,618,000)
                                                              ----------------------------

Net increase (decrease) in cash ...........................      1,282,000        (303,000)

Cash, beginning of period .................................        958,000       1,199,000
                                                              ----------------------------

Cash, end of period .......................................   $  2,240,000    $    896,000
                                                              ============================

Supplemental Disclosures of Cash Flow Information
  Cash payments for:
    Interest ..............................................   $    415,000    $    393,000
                                                              ============================

    Income taxes ..........................................   $    237,000    $    286,000
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

For a complete  description of our other significant  accounting  policies,  see
Note 1 to our Consolidated Financial Statements in our 2004 Form 10-KSB.

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

                                                                                             Second Quarter
                                                                                       --------------------------
                                                                                          2005            2004
                                                                                       --------------------------
Revenues from external customers
  Railroad operations ..............................................................   $ 3,918,000    $ 3,383,000
  Equipment leasing operations .....................................................       698,000        670,000
  Corporate support services .......................................................         5,000          3,000
                                                                                       --------------------------
        Total revenues from external customers .....................................   $ 4,621,000    $ 4,056,000
                                                                                       ==========================

Intersegment revenues
  Railroad operations ..............................................................   $        --    $        --
  Equipment leasing operations .....................................................        90,000         99,000
  Corporate support services .......................................................     1,430,000      1,541,000
                                                                                       --------------------------
        Total intersegment revenues ................................................   $ 1,520,000    $ 1,640,000
                                                                                       ==========================

Segment profit
  Railroad operations ..............................................................   $ 1,696,000    $ 1,385,000
  Equipment leasing operations .....................................................       563,000        271,000
  Corporate support services .......................................................       469,000        678,000
                                                                                       --------------------------
        Total segment profit .......................................................     2,728,000      2,334,000

Reconciling items
  Intersegment revenues ............................................................    (1,520,000)    (1,640,000)
  Income taxes .....................................................................      (434,000)      (239,000)
  Minority interest ................................................................       (23,000)       (23,000)
  Other income (expense), net ......................................................      (170,000)      (120,000)
                                                                                       --------------------------

        Total consolidated net income ..............................................   $   581,000    $   312,000
                                                                                       ==========================

                                                                                              Six Months
                                                                                       --------------------------
                                                                                           2005           2004
                                                                                       --------------------------
Revenues from external customers
  Railroad operations ..............................................................   $ 7,623,000    $ 6,729,000
  Equipment leasing operations .....................................................     1,408,000      1,436,000
  Corporate support services .......................................................        10,000          7,000
                                                                                       --------------------------
        Total revenues from external customers .....................................   $ 9,041,000    $ 8,172,000
                                                                                       ==========================

Intersegment revenues
  Railroad operations ..............................................................   $        --    $        --
  Equipment leasing operations .....................................................       180,000        198,000
  Corporate support services .......................................................     3,072,000      2,929,000
                                                                                       --------------------------
        Total intersegment revenues ................................................   $ 3,252,000    $ 3,127,000
                                                                                       ==========================

Segment profit
  Railroad operations ..............................................................   $ 3,211,000    $ 2,568,000
  Equipment leasing operations .....................................................       890,000        647,000
  Corporate support services .......................................................     1,076,000      1,320,000
                                                                                       --------------------------
        Total segment profit .......................................................     5,177,000      4,535,000

Reconciling items
  Intersegment revenues ............................................................    (3,252,000)    (3,127,000)
  Income taxes .....................................................................      (758,000)      (570,000)
  Minority interest ................................................................       (45,000)       (45,000)
  Other income (expense), net ......................................................      (116,000)       (47,000)
                                                                                       --------------------------

        Total consolidated net income ..............................................   $ 1,006,000    $   746,000
                                                                                       ==========================

Note 6. EARNINGS PER COMMON SHARE

Following is information about the computation of the earnings per share (EPS) data for the quarters and six months ended June 30, 2005 and 2004:

                                                  For the Quarter Ended June 30, 2005
                                                --------------------------------------
                                                  Income        Shares       Per-Share
                                                (Numerator)  (Denominator)     Amount
                                                --------------------------------------
Basic EPS
Income available to common stockholders .....    $ 581,000     4,497,981     $   0.13
                                                                             ========

Effect of Dilutive Securities ...............           --     1,281,958        -0.03
                                                 ------------------------------------
Diluted EPS
Income available to common stockholders
    plus assumed conversions ................    $ 581,000     5,799,939    $    0.10
                                                 ====================================

                                                  For the Quarter Ended June 30, 2004
                                                --------------------------------------
                                                  Income        Shares       Per-Share
                                                (Numerator)  (Denominator)     Amount
                                                --------------------------------------

Basic EPS
Income available to common stockholders .....    $ 312,000    4,492,767     $   0.07
                                                                            ========

Effect of Diluted Securities ................           --      715,560        -0.01
                                                 -----------------------------------
Diluted EPS
Income available to common stockholders
  plus assumed conversions ..................    $ 312,000    5,208,327     $   0.06
                                                 ===================================

Following is information about the computation of the earnings per share (EPS) data for the six months ended June 30, 2005 and 2004:

                                                 For the Six Months Ended June 30, 2005
                                                 --------------------------------------
                                                   Income       Shares       Per-Share
                                                 (Numerator) (Denominator)    Amount
                                                 --------------------------------------
Basic EPS
Income available to common stockholders .....    $1,006,000    4,497,835     $   0.22
                                                                             ========

Effect of Dilutive Securities ...............            --    1,361,947        -0.05
                                                 ------------------------------------

Diluted EPS
Income available to common stockholders
  plus assumed conversions ..................    $1,006,000    5,859,782     $   0.17
                                                 ====================================

                                                For the Six Months Ended June 30, 2004
                                                --------------------------------------
                                                  Income        Shares       Per-Share
                                                (Numerator) (Denominator)      Amount
                                                --------------------------------------
Basic EPS
Income available to common stockholders .....    $ 746,000    4,489,271    $   0.17
                                                                           ========

Effect of Diluted Securities ................           --        409,623     -0.02
                                                 ----------------------------------

Diluted EPS
Income available to common stockholders
    plus assumed conversions ................    $ 746,000    4,898,894    $   0.15
                                                                           ========

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

Net property and equipment comprised 78% of our total assets as of June 30, 2005. These assets are stated at cost, less accumulated depreciation. We use the straight-line method of depreciation over estimated lives generally applicable to the railroad industry. Expenditures that increase asset values or extend useful lives are capitalized. Repair and maintenance expenditures are charged to operating expense when the work is performed. We periodically review the carrying value of our long-lived assets for impairment. This review is based upon our projections of anticipated future cash flows. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company would recognize an impairment loss measured by the amount by which the carrying value of the asset exceeds the fair value of the asset. The estimate of fair value shall be based on the best information available in the circumstances. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect our evaluations. No impairment has been recorded on fixed assets during the six months ended June 30, 2005.

Derivative instruments are recognized on the balance sheet at their fair value. On the date the derivative contract is entered into, the Company designates the derivative as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability "cash flow" hedge. Changes in the fair value of a derivative that is highly effective as, and that is designated and qualifies as, a cash-flow hedge, are recorded in other comprehensive income, until earnings are affected by the variability of cash flows (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings).

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedged transactions. This process includes linking all derivatives that are designated as cash-flow hedges to specific assets and liabilities on the balance sheet or forecasted transactions. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively, as discussed below.

The Company discontinues hedge accounting prospectively when (1) it is determined that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item (including forecasted transactions); (2) the derivative expires or is sold, terminated, or exercised; (3) the derivative is designated as a hedge instrument, because it is unlikely that a forecasted transaction will occur; or (4) management determines that designation of the derivative as a hedge instrument is no longer appropriate.

When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative will continue to be carried on the balance sheet at its fair value, and gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings. In all other situations in which hedge accounting is discontinued, the derivative will be carried at its fair value on the balance sheet, with subsequent changes in its fair value recognized in current-period earnings.

For a complete description of our significant accounting policies, see Note 1 to our Consolidated Financial Statements in our 2004 Form 10-KSB.

NOTE 8. INTERST RATE SWAPS

The Company entered into an interest rate swap with a total notional amount of $11,000,000, on April 1, 2005, to lock in the interest cash outflows for interest payments on its floating-rate debt. This cash flow hedge changes the variable-rate interest on the entire balance of the Company's loan from National City Bank to fixed-rate interest. Under the terms of the swap (which expires in March 2010), the Company pays monthly a fixed interest rate of 4.30%. The Company receives monthly the variable interest rate of LIBOR on the interest rate swap. The estimated fair value of this agreement at June 30, 2005, was a liability of approximately $112,000, which is included in accrued liabilities in the Company's balance sheet. This amount is subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligation affects earnings. As long as the Company elects the LIBOR interest rate for the hedged debt obligation, the Company assumes no ineffectiveness in the hedging relationship, as there are no differences between the critical terms of the interest rate swap and the hedged debt obligation. If in the future the Company elects the prime rate for the hedged debt obligation, we will measure for and record ineffectiveness to the statement of income.

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

Overview:

The Company operates in two business segments, railroad operations and railroad equipment leasing. Railroad operations are provided by the Company's wholly-owned short line railroad subsidiaries. PRC's rail system is primarily devoted to carrying freight. The railroad subsidiaries generate revenue from several activities, with the primary source referred to as switching revenue. Switching revenue is the amount the Company receives for handling and delivering a load of freight via railcar to and from its online customers. The railroad operations also generate revenue through repair of foreign railcars (railcars owned by an unrelated entity) used to carry freight on the Company's railroads. In addition, the railroad operations earn revenue from demurrage, a charge to online customers for holding a foreign railcar for an excessive number of days. Generally, demurrage revenues will be partially offset by carhire expense (charges to the Company's railroad operations for using a foreign railcar). In addition to revenues generated from online customers, the Company also generates revenue from the storage of private railcars (railcars that are owned by a non-railroad company). In addition, the railroad operations generate revenue by performing contract services, primarily track construction and maintenance, for customers and governmental agencies. Finally, the Company, through its wholly-owned railroad subsidiary Gettysburg & Northern Railroad Co. generates revenue from a tourist passenger train in Gettysburg, PA.

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

Expiration Year      Box      Cov Hop     Gond     Flat    Hopper    Total    % of Fleet
----------------------------------------------------------------------------------------
    2005              14          57         3       38        1      113         8.94%
    2006              72         137         6                        215        17.01%
    2007               2          99                           2      103         8.15%
    2008              21           5         5                 2       33         2.61%
    2009              38         154         5                        197        15.59%
    2010               9           6         4                         19         1.50%
    2011              88          50                           1      139        11.00%
    2012             162          17         4                 2      185        14.63%
    2013              94          88        55       19        4      260         20.57%
----------------------------------------------------------------------------------------
    Totals           500         613        82       57       12    1,264        100.00%

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

Summary: Second Quarter 2005 Compared to Second Quarter 2004 Financial Results discussion:

The Company's net income in the second quarter 2005 was $581,000 an increase of $269,000 or 86% compared to $312,000 net income in the second quarter 2004. Revenue increased in the second quarter 2005 by $565,000 or 14%, to $4,621,000 from $4,056,000 in the second quarter 2004. Operating expense increased in the second quarter 2005 by $51,000 or 2%, to $3,413,000 from $3,362,000 in the second quarter 2004. Operating income increased in the second quarter 2005 by $514,000 or 41%, to $1,208,000 from $694,000 in the second quarter 2004.

Revenue increased in the second quarter 2005 by $565,000 or 14% to $4,621,000 from $4,056,000 in the prior year. The railroad operations generated total revenue of $3,918,000 in the second quarter 2005, an increase of $535,000 (14%) compared to revenue of $3,383,000 in the second quarter 2004. The railroad operations increased switching revenue by $396,000 (17%) to $2,697,000 compared to $2,301,000 in the same period last year. This increase is related to increased loads delivered or received, some of which relates to the Company's acquisition of the west end of the TPW as is further described in the "Liquidity and Capital Resources" section herein. The railroad operations also had increased demurrage revenue of $165,000 (39%) to $591,000 compared to $426,000 in the same period last year. The equipment leasing operations generated total revenue of $698,000 in the second quarter 2005, an increase of $28,000 (4%)
compared to $670,000 in the second quarter 2004. In the second quarter 2005 revenue from the equipment leasing operations included carhire revenue of $396,000, a decrease of $111,000 (22%) from $507,000 in the second quarter 2004.
The decrease in carhire revenue in the quarter primarily relates to the underutilization of a portion of the Company's railcar fleet, and also relates to railcars being leased to unaffiliated entities which generated the increase in unaffiliated lease income. The equipment leasing operations generated unaffiliated lease income of $291,000 in the second quarter 2005, an increase of $129,000 (79%) from $162,000 in the second quarter 2004. Corporate services did not have significant revenues in either second quarter 2005 or 2004.

Operating expenses increased in the second quarter 2005 by $51,000 or 2%, to $3,413,000 from $3,362,000 in the second quarter 2004. Excluding the decrease in operating expenses related to the gain on sale of fixed assets of $277,000 operating expenses increased $328,000 or 10% in the second quarter 2005. The majority of this increase in operating expenses resulted from increased transportation expenses of $211,000 in the second quarter 2005. The railroad operations increased transportation expense $196,000 related to the acquisition of the west end of the TPW and increased fuel costs system-wide. The equipment leasing operations did not have a significant increase in operating expenses in the second quarter 2005, excluding the effects of the gain/loss on sale of fixed assets. Corporate support services increased operating expenses approximately $98,000 in the second quarter 2005, primarily related to additional support personnel and also professional fees primarily related to the Company's actions to "go private" as detailed in the Company's Form 8-K and 8-K/A filed September 21, 2004 and September 23, 2004 (as amended) respectively, and as is more fully described in Part II, Item 5 - Other Information in this Form 10-QSB. The railroad operations generated total operating expenses of $2,224,000 in the second quarter 2005, a $226,000 increase (19%) from $1,998,000 in the second quarter 2004. The equipment leasing operations, excluding the gain on sale of fixed assets, generated operating expenses of $473,000 in the second quarter 2005, a $2,000 increase (1%) from $471,000 in the second quarter 2004. Corporate support services generated operating expense of $964,000 in the second quarter 2005 a $98,000 increase (11%) from $866,000 in the second quarter 2004.

Operating income increased in the second quarter 2005 by $514,000 or 74%, to $1,208,000 from $694,000 in 2004. The railroad operations generated operating income of $1,694,000 in the second quarter 2005, a $309,000 increase (15%) from $1,385,000 in the second quarter 2004. The equipment leasing operations generated operating income of $473,000 in the second quarter 2005, a $301,000 increase (175%) from $172,000 in the second quarter 2004. Excluding the gain/loss on sale of fixed assets, the equipment leasing operations generated operating income of $225,000 in the second quarter 2005 compared to $199,000 in the second quarter 2004. Corporate support services reduced operating income $959,000 in the second quarter 2005, compared to reduced operating income in the second quarter 2004 of $863,000. This represents a $96,000 decrease in the second quarter 2005 operating income (11%) compared to the second quarter 2004.

Second Quarter 2005 Operations by Business Segment

                                                           Railroad       Equipment      Corporate
                                                          Operations       Leasing       Services        Total
                                                          --------------------------------------------------------
Revenue ...............................................   $ 3,918,000    $   698,000    $     5,000    $ 4,621,000

Expenses:
Mow ...................................................   $   387,000    $        --    $    35,000    $   422,000
Moe ...................................................   $   210,000    $   136,000    $   101,000    $   447,000
Tran ..................................................   $   982,000    $    21,000    $    75,000    $ 1,078,000
Admin .................................................   $   376,000    $    18,000    $   742,000    $ 1,136,000
(Gain)/Loss Sale of F.A ...............................   $   (2,000)    $  (248,000)   $        --    $  (250,000)
Dep/Amort .............................................   $   271,000    $   298,000    $    11,000    $   580,000
                                                          --------------------------------------------------------
Operating Expense .....................................   $ 2,224,000    $   225,000    $   964,000    $ 3,413,000

Operating Income ......................................   $ 1,694,000    $   473,000    ($  959,000)   $ 1,208,000

Second Quarter 2004 Operations by Business Segment

                                                          Railroad        Equipment       Corporate
                                                          Operations       Leasing        Services       Total
                                                          --------------------------------------------------------
Revenue ...............................................   $ 3,383,000    $   670,000    $     3,000    $ 4,056,000

Expenses:
Mow ...................................................   $   392,000    $         0    $    29,000    $   421,000
Moe ...................................................   $   211,000    $   107,000    $    92,000    $   410,000
Tran ..................................................   $   786,000    $    26,000    $    55,000    $   867,000
Admin .................................................   $   397,000    $    12,000    $   677,000    $ 1,086,000
(Gain)/Loss Sale of F.A ...............................   $         0    $    27,000    $         0    $    27,000
Dep/Amort .............................................   $   212,000    $   326,000    $    13,000    $   551,000
                                                          --------------------------------------------------------
Operating Expense .....................................   $ 1,998,000    $   498,000    $   866,000    $ 3,362,000

Operating Income ......................................   $ 1,385,000    $   172,000    $  (863,000)   $   694,000

Second Quarter 2005-2004 Variances by Business Segments
Increase (decrease)

                                                            Railroad      Equipment      Corporate
                                                           Operations      Leasing        Services        Total
                                                          --------------------------------------------------------
Revenue ...............................................   $   535,000    $    28,000    $     2,000    $   565,000

Expenses:
Mow ...................................................   $    (5,000)   $        --    $     6,000    $     1,000
Moe ...................................................   $    (1,000)   $    29,000    $     9,000    $    37,000
Tran ..................................................   $   196,000    $    (5,000)   $    20,000    $   211,000
Admin .................................................   $   (21,000)   $     6,000    $    65,000    $    50,000
(Gain)/Loss Sale of F.A ...............................   $    (2,000)   $  (275,000)   $        --    $  (277,000)
Dep/Amort .............................................   $    59,000    $   (28,000)   $    (2,000)   $    29,000
                                                          --------------------------------------------------------
Operating Expense .....................................   $   226,000    $  (273,000)   $    98,000    $    51,000

Operating Income ......................................   $   309,000    $   301,000    $   (96,000)   $   514,000

Other Income and Expense Income Statement Line Item Discussions:

Interest expense increased $17,000 (9%) in the second quarter 2005 to $208,000 compared to $191,000 in the second quarter 2004. In the second quarter 2005, $38,000 of other income was earned by the Company, compared to $71,000 of other income in the second quarter 2004, primarily from lease income generated by the Company's railroad operations from the granting of easements and leases for the use of railroad right of way property.

Summary: First Six Months 2005 Compared to First Six Months 2004 Financial Results discussion:

The Company's net income in the first six months 2005 was $1,006,000 an increase of $260,000 or 35% compared to $746,000 net income in the first six months 2004. Revenue increased in the first six months 2005 by $869,000 or 11%, to $9,041,000 from $8,172,000 in the first six months 2004. Operating expense increased in the first six months 2005 by $352,000 or 5%, to $7,116,000 from $6,764,000 in the first six months 2004. Operating income increased in the first six months 2005 by $517,000 or 37%, to $1,925,000 from $1,408,000 in the first six months 2004.

Revenue increased in the first six months 2005 by $869,000 or 11%, to $9,041,000 from $8,172,000 in the prior year. The railroad operations generated total revenue of $7,623,000 in the first six months 2005, an increase of $894,000 (13%) compared to revenue of $6,729,000 in the first six months 2004. The railroad operations increased switching revenue by $377,000 (8%) to $5,058,000 compared to $4,681,000 in the same period last year. This increase is related to increased loads delivered or received, some of which relates to the Company's acquisition of the west end of the TPW as is further described in the "Liquidity and Capital Resources" section. The railroad operations also had increased demurrage revenue of $425,000 (56%) to $1,184,000 compared to $759,000 in the same period last year. The equipment leasing operations generated total revenue of $1,408,000 in the first six months 2005, a decrease of $28,000 (2%) compared to $1,436,000 in the first six months 2004. In the first six months 2005 revenue from the equipment leasing operations included carhire revenue of $831,000, a decrease of $289,000 (26%) from $1,120,000 in the first six months 2004. The decrease in carhire revenue in the first six months 2005 primarily relates to the underutilization of a portion of the Company's railcar fleet, and also relates to railcars being leased to unaffiliated entities which generated the increase in unaffiliated lease income. The equipment leasing operations generated unaffiliated lease income of $558,000, an increase of $244,000 (78%) from $314,000 in the first six months 2004. Corporate services did not have significant revenues in either the first six months 2005 or 2004.

Operating expenses increased in the first six months 2005 by $352,000 or 5%, to $7,116,000 from $6,764,000 in the first six months 2004. Excluding the decrease in operating expenses related to change from the gain on sale of fixed assets of $313,000, operating expenses increased $665,000 or 10% in the first six months 2005. The majority of this increase in operating expenses resulted from increased transportation expenses by the railroad operations and increased administrative expenses by corporate support services. The railroad operations increased transportation expense $137,000 related to the acquisition of the west end of the TPW and increased fuel costs system-wide. Corporate support services increased operating expenses approximately $387,000 in the second quarter 2005, primarily related to increased medical claims by the Company's self-funded health plan, additional support personnel, and professional fees primarily related to the Company's actions to "go private" as detailed in the Company's Form 8-K and 8-K/A filed September 21, 2004 and September 23, 2004 (as amended) respectively, in the Company's Definitive Proxy Statement (DEFM14a) filed July 22, 2005 and mailed to shareholders on or about July 26, 2005, and as is more fully described in Part II, Item 5 - Other Information in this Form 10-QSB. The railroad operations generated total operating expenses of $4,414,000 in the first six months 2005, a $253,000 increase (6%) from $4,161,000 in the first six months 2004. The equipment leasing operations did not have a significant increase in operating expenses in the first six months 2005, excluding the gain on sale of fixed assets. The equipment leasing operations, excluding the gain/loss on sale of fixed assets, generated operating expenses of $973,000 in the first six months 2005, a $23,000 increase (2%) from $950,000 in the first six months 2004. Corporate support services generated operating expense of $2,003,000 in the first six months 2005 a $387,000 increase (24%) from $1,616,000 in the first six months 2005.

Operating income increased in the first six months 2005 by $517,000 or 37%, to $1,925,000 from $1,408,000 in 2004. The railroad operations generated operating income of $3,209,000 in the first six months 2005, a $641,000 increase (25%) from $2,568,000 in the first six months 2004. The equipment leasing operations generated operating income of $709,000 in the first six months 2005, a $260,000 increase (58%) from $449,000 in the first six months 2004. Excluding the gain/loss on sale of fixed assets the equipment leasing operations generated operating income of $435,000 in the first six months 2005 compared to $486,000 in the first six months 2004. Corporate support services reduced operating income $1,993,000 in the first six months 2005, compared to reduced operating income in the first six months 2004 of $1,609,000. This represents a $384,000 decrease in the first six months 2005 operating income (24%) compared to the first six months 2004.

First Six Months 2005 Operations by Business Segment

                                                              Railroad      Equipment      Corporate
                                                             Operations      Leasing       Services         Total
                                                            --------------------------------------------------------
Revenue .................................................   $ 7,623,000    $ 1,408,000    $    10,000    $ 9,041,000

Expenses:
Mow .....................................................   $   706,000    $         0    $    55,000    $   761,000
Moe .....................................................   $   452,000    $   246,000    $   207,000    $   905,000
Tran ....................................................   $ 1,890,000    $    52,000    $   129,000    $ 2,071,000
Admin ...................................................   $   843,000    $    67,000    $ 1,588,000    $ 2,498,000
(Gain)/Loss Sale of F.A .................................   $    (2,000)   $  (274,000)   $         0    $  (276,000)
Dep/Amort ...............................................   $   525,000    $   608,000    $    24,000    $ 1,157,000
                                                            --------------------------------------------------------
Operating Expense .......................................   $ 4,414,000    $   699,000    $ 2,003,000    $ 7,116,000

Operating Income ........................................   $ 3,209,000    $   709,000    ($1,993,000)   $ 1,925,000

First Six Months 2004 Operations by Business Segment

                                                              Railroad      Equipment      Corporate
                                                             Operations      Leasing        Services       Total
                                                            --------------------------------------------------------

Revenue .................................................   $ 6,729,000    $ 1,436,000    $     7,000    $ 8,172,000

Expenses:
Mow .....................................................   $   767,000    $         0    $    47,000    $   814,000
Moe .....................................................   $   423,000    $   209,000    $   164,000    $   796,000
Tran ....................................................   $ 1,753,000    $    62,000    $    84,000    $ 1,899,000
Admin ...................................................   $   794,000    $    26,000    $ 1,294,000    $ 2,114,000
(Gain)/Loss Sale of F.A .................................   $         0    $    37,000    $        --    $    37,000
Dep/Amort ...............................................   $   424,000    $   653,000    $    27,000    $ 1,104,000
                                                            --------------------------------------------------------
Operating Expense .......................................   $ 4,161,000    $   987,000    $ 1,616,000    $ 6,764,000

Operating Income ........................................   $ 2,568,000    $   449,000    $(1,609,000)   $ 1,408,000

First Six Months 2005-2004 Variances by Business Segments
Increase (decrease)

                                                              Railroad      Equipment      Corporate
                                                             Operations      Leasing        Services        Total
                                                            --------------------------------------------------------
Revenue .................................................   $   894,000    $   (28,000)   $     3,000    $   869,000

Expenses:
Mow .....................................................   $   (61,000)   $         0    $     8,000    $   (53,000)
Moe .....................................................   $    29,000    $    37,000    $    43,000    $   109,000
Tran ....................................................   $   137,000    $   (10,000)   $    45,000    $   172,000
Admin ...................................................   $    49,000    $    41,000    $   294,000    $   384,000
(Gain)/Loss Sale of F.A .................................   $    (2,000)   $  (311,000)   $        --    $  (313,000)
Dep/Amort ...............................................   $   101,000    $   (45,000)   $    (3,000)   $    53,000
                                                            --------------------------------------------------------
Operating Expense .......................................   $   253,000    $  (288,000)   $   387,000    $   352,000

Operating Income ........................................   $   641,000    $   260,000    $  (384,000)   $   517,000

Other Income and Expense Income Statement Line Item Discussions:

Interest expense increased $22,000 (6%) in the first six months 2005 to $415,000 compared to $393,000 in the first six months 2004. In the first six months 2005, $299,000 of other income was earned by the Company, compared to $346,000 of other income in the first six months 2004, primarily from lease income generated by the Company's railroad operations from the granting of easements and leases for the use of railroad right of way property.

Impact of New Accounting Pronouncements:

The Company is not aware of any recent accounting standard issued, but not yet required to be adopted by the Company, that would have a material effect on its financial position or results of operations. See Note 4 for further discussions.

Liquidity and Capital Resources:

The Company primarily uses cash generated from operations to fund working capital needs and relies on long-term financing for the purchase of railcars, new operating subsidiaries, and other significant capital expenditures including the proposed repurchase of outstanding common stock pursuant to the planned privatization transaction that is described in Part II, Item 5 of this Form 10-QSB. The Company has working capital facilities totaling $2,000,000, all of which was available for use at the end of the second quarter 2005. The Company's credit agreements with National City Bank contain various restrictive loan covenants. As of June 30, 2005, the Company believes it is in compliance with all of these covenants.

Long-term equipment financing has historically been readily available to the Company for its railcar acquisition program. The Company believes it will be able to continue to obtain long-term equipment financing should the need arise. The Company's plans for new debt in the foreseeable future is contingent upon new railroad acquisitions and increased needs and/or opportunities for railcars.

On October 28, 2004 the Company's feeder line application on file with the Surface Transportation Board (STB) to acquire the assets of the west end of the Toledo Peoria and Western Railway (TPW) was granted. The Company completed the acquisition on February 11, 2005 at the STB determined purchase price of
$4,165,742. This acquisition was financed with proceeds from a National City Bank credit facility of up to $16 million. National City Bank granted the Company the $16 million credit facility on January 19, 2005, the proceeds of which are to be utilized (1) to finance the aforementioned TPW acquisition, (2) to refinance approximately $7 million of outstanding debt with National City Bank and (3) to finance the Company's proposed $5 million going private transaction expected to occur in 2005, which is more fully described in Part II,
Item 5 - Other Information in this Form 10-QSB. The $16 million credit facility provides for interest at the LIBOR interest rate plus a spread ranging from 200 basis points to 275 basis points depending upon the Company's ratio of debt to earnings before interest, taxes, depreciation and amortization expense (EBITDA). The debt is to be amortized over seven years with a five-year balloon payment. The debt is collateralized by a security interest in all of the assets of each of Pioneer Railcorp's subsidiary railways, a pledge of the stock of each such company, and a guaranty from each of the Company's subsidiaries. The Company entered into an interest rate swap agreement as described in Note 8 with National City Bank in conjunction with the $16 million credit facility. The swap agreement, with an effective date of April 1, 2005, exchanges the variable LIBOR interest rate for a fixed interest rate of 4.30% until maturity of the note on May 1, 2010, resulting in a current effective interest rate of 7.05% (4.30% fixed rate plus 275 basis point performance-based spread as of June 30, 2005). As of June 30, 2005 the Company has borrowed $11 million under the $16 million credit facility.

In addition to the $16 million credit facility, the Company secured a $2 million line-of-credit from National City Bank on January 19, 2005, to replace it's existing $1.1 million line-of-credit. The line-of-credit bears interest at the Bank's prime rate with interest payments due monthly through January 2007. The line-of-credit matures on January 19, 2007, at which time all outstanding borrowings would be due. The line-of-credit is collateralized in the same manner as the $16 million credit facility. As of June 30, 2005, no balance is outstanding under the $2 million line-of-credit.

On July 1, 1995, the Company's stock split and warrant issuance became payable to shareholders. The 2 for 1 stock split increased the number of shares issued and outstanding from 2,099,142 to 4,198,284. At the same time shareholders became entitled to purchase an additional 4,198,284 shares through stock warrants issued by the Company as dividends. One warrant was issued for each share of common stock held after the split, entitling the holder to purchase 1 share of common stock for $2.00 per share. The shares purchased through the exercise of the warrants must be held for 1 year from date of purchase. As of June 30, 2005, a total of 92,594 warrants originally issued had been exercised, and the Company realized $185,188 from the exercise of the warrants.

On June 26, 1996, the Company's shareholders approved a stock option plan permitting the issuance of 407,000 shares of common stock. Options granted under the plan are incentive based except for the options granted to the CEO whose options are non-qualified. The options became fully vested and exercisable as of July 1, 2001. The options are exercisable at $2.75, the trading price on the date of the grant, in whole or in part within 10 years from the date of grant. As of June 30, 2005, a total of 150,000 options are outstanding under this plan.

In 1999, Pioneer Railcorp's Board of Directors authorized and approved the repurchase of up to one million (1,000,000) shares of the Company's common stock. As of June 30, 2005, a total of 138,765 shares had been repurchased at a cost of $211,720.

The Company generally anticipates that the outcomes involving current legal proceedings will not materially affect the Company's consolidated financial position or results of operation.

The Company believes its cash flow from operations and its available working capital credit lines will be more than sufficient to meet liquidity needs through at least the next 12 months.

Balance Sheet and Cash Flow Items:

The Company generated net cash from operating activities of $2,458,000 in the first six months 2005 compared to $1,733,000 net cash generated from operating activities in the first six months 2004. Net cash from operating activities in the first six months 2005 was provided by $1,006,000 of net income, $1,157,000 of depreciation and amortization, an increase in deferred income taxes of $183,000, a decrease in accounts receivable of $69,000, an increase in income tax payable of $345,000, an increase in accounts payable of $454,000, and $49,000 from changes in various other operating assets and liabilities. Net cash was used in operating activities in the first six months 2005 from a decrease in accrued liabilities of $436,000, a gain on sale of property and equipment of $276,000 and $93,000 from changes in various other operating assets and liabilities.

The first six months 2005 decrease of $69,000 in accounts receivable is primarily related to the collection of freight receivables and unearned lease income recorded at December 31, 2004. The majority of the accounts payable increase of approximately $454,000 also relates to freight activity. As previously discussed, several railroads are usually involved in the process of delivering freight. The Company collects the total revenue for all railroads involved in the delivery of freight in a majority of its shipments. When the Company issues an invoice for freight, a receivable is created for the total freight charge and the Company records its share of the revenue, and records the amount due the other railroads as a current payable. The amounts payable to other railroads are generally settled monthly. Depending on the mix of freight handled by the Company, there could be significant variances in accounts receivable and accounts payable in comparable periods. Under normal operating conditions, these changes do not have a material impact on liquidity or the Company's ability to meet its cash requirements. The $436,000 decrease in accrued liabilities in the first six months 2005 primarily resulted from the realization of unearned revenues recorded at December 31, 2004 and the payment of December 31, 2004 accrued expenses.

Cash flow used for investing activities primarily relates to the Company purchasing and capitalizing approximately $4,953,000 of fixed assets and capital improvements in the first six months 2005 offset by $555,000 of proceeds from the sale of property and equipment. Included in the 2005 capital additions is the purchase of the rail assets of the west end of the TPW which included track structures valued at $4,027,000 and land valued at $139,000. In addition, $215,000 was capitalized for bridge rehabilitation and $445,000 was capitalized for track structure additions and improvements. Other capital expenditures in the first six months 2005 total $127,000 for the purchase of two railcars, railcar and locomotive betterments, and various equipment and other items. All of the capital expenditures were funded with working capital with the exception of the TPW asset purchase which was financed with long term debt as described previously in this report.

Cash flow from financing activities primarily relates to the borrowing and repayment of debt and certain treasury stock and stock warrant transactions. New short-term borrowings of $176,000 in the first six months 2005 relate to the refinancing of the Company's National City Bank notes. Proceeds from long-term borrowings of $11,263,000 include $4.2 million related to the Financing of the purchase of the railroad assets of the west-end of the TPW, $6.8 million for the refinancing of other National City Bank notes, and $263,000 related to state financing for railroad track rehabilitation projects. Payments of long-term borrowings include $6.8 million for the refinancing of other National City Bank notes and $1 million for amortizing principal repayments on other long-term debt. In the first six months 2005, approximately 1,500 warrants were exercised generating cash of $3,000.

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

                                                           Total          Maximum
                                                         Number of       Number of
                                                          Shares          Shares
                                                        Purchased        That May
                                                        as Part of         Yet be
                           Total                         Publicly        Purchased
                         Number of       Average        Announced        Under the
                           Shares    Price Paid per      Plans or        Plans or
                         Purchased        Share          Programs       Programs (1)
------------------------------------------------------------------------------------
January 1 - 31, 2005         200          $ 2.85            200          862,135
February 1 - 28, 2005         --              --             --          862,135
March 1 - 31, 2005            --              --             --          862,135
April 1 - 30, 2005           600          $ 2.85            600          861,535
May 1- 31, 2005              100          $ 2.85            100          861,435
June 1- 30, 2005             200          $ 2.85            200          861,235
--------------------------------------------------------------------------------
Total                      1,100          $ 2.85          1,100          861,235

(1) Pioneer Railcorp's Board of Directors approved a stock purchase plan on December 14, 1999 for the repurchase of up to 1,000,000 shares of common stock. This repurchase plan has no expiration date.

Item 3. DEFAULTS UPON SENIOR SECURITIES

There are no defaults upon senior debt securities as of June 30, 2005.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No Matters were submitted to a vote of security holders in the Second quarter 2005.

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

The proposed transaction is subject to shareholder approval, tentatively scheduled for August 24, 2005, and if completed, would permit the Company to terminate the registration of its common stock with the SEC. The Company has discontinued the trading of its common stock on the NASDAQ SmallCap Market and the Chicago Stock Exchange and currently trades on the Pink Sheets. Costs associated with this proposed transaction are approximately $5 million and would be funded with $5 million of proceeds from the $16 million National City Bank credit facility. Details of the transaction may be found in Pioneer Railcorp's Proxy Statement that was filed with the SEC on July 22, 2005.

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





PIONEER RAILCORP
(Registrant)




                                                         /S/ Guy L. Brenkman
8/15/05                                                  -----------------------
 DATE                                                    GUY L. BRENKMAN, CEO




                                                         /s/ J. Michael Carr
8/15/05                                                  -----------------------
 DATE                                                    J. MICHAEL CARR
                                                         PRESIDENT, TREASURER &
                                                         CHIEF FINANCIAL OFFICER




                                       22=